Form 10-Q
period 2016-06-30
NCR CORP
filed 2016-07-29
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
Commission File Number 001-00395
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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of July 15, 2016, there were approximately 123.8 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Product revenue	$676	$703	$1,224	$1,307
Service revenue	944	901	1,840	1,773
Total revenue	1,620	1,604	3,064	3,080
Cost of products	517	544	959	1,027
Cost of services	657	914	1,279	1,517
Selling, general and administrative expenses	229	339	453	564
Research and development expenses	50	67	103	122
Restructuring-related charges	4	6	6	21
Total operating expenses	1,457	1,870	2,800	3,251
Income (loss) from operations	163	(266)	264	(171)
Interest expense	(43)	(45)	(89)	(89)
Other (expense), net	(15)	—	(25)	(7)
Income (loss) from continuing operations before income taxes	105	(311)	150	(267)
Income tax expense	31	32	44	34
Income (loss) from continuing operations	74	(343)	106	(301)
Income from discontinued operations, net of tax	—	—	—	—
Net income (loss)	74	(343)	106	(301)
Net (loss) income attributable to noncontrolling interests	(2)	1	(2)	3
Net income (loss) attributable to NCR	$76	$(344)	$108	$(304)
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$76	$(344)	$108	$(304)
Series A convertible preferred stock dividends	(13)	—	(24)	—
Income (loss) from continuing operations attributable to NCR common stockholders	63	(344)	84	(304)
Income from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to NCR common stockholders	$63	$(344)	$84	$(304)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.51	$(2.03)	$0.66	$(1.80)
Diluted	$0.49	$(2.03)	$0.65	$(1.80)
Net income (loss) per common share
Basic	$0.51	$(2.03)	$0.66	$(1.80)
Diluted	$0.49	$(2.03)	$0.65	$(1.80)
Weighted average common shares outstanding
Basic	123.8	169.6	127.1	169.3
Diluted	154.5	169.6	129.6	169.3
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Net income (loss)	$74	$(343)	$106	$(301)
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	(18)	26	(26)	(2)
Derivatives
Unrealized gain (loss) on derivatives	2	(2)	—	7
Losses (gains) on derivatives recognized during the period	1	(1)	2	(2)
Less income tax (expense) benefit	(1)	1	—	(1)
Employee benefit plans
Amortization of prior service benefit	(5)	(5)	(10)	(11)
Amortization of actuarial (benefit) loss	(1)	—	(1)	1
Less income tax benefit	2	2	3	4
Other comprehensive (loss) income	(20)	21	(32)	(4)
Total comprehensive income (loss)	54	(322)	74	(305)
Less comprehensive income attributable to noncontrolling interests:
Net (loss) income	(2)	1	(2)	3
Currency translation adjustments	(2)	—	(6)	(3)
Amounts attributable to noncontrolling interests	(4)	1	(8)	—
Comprehensive income (loss) attributable to NCR	$58	$(323)	$82	(305)

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$332	$328
Accounts receivable, net	1,362	1,251
Inventories	765	643
Other current assets	294	327
Total current assets	2,753	2,549
Property, plant and equipment, net	290	322
Goodwill	2,736	2,733
Intangibles, net	734	798
Prepaid pension cost	130	130
Deferred income taxes	564	582
Other assets	544	521
Total assets	$7,751	$7,635
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$259	$13
Accounts payable	676	657
Payroll and benefits liabilities	191	189
Deferred service revenue and customer deposits	535	476
Other current liabilities	356	446
Total current liabilities	2,017	1,781
Long-term debt	3,198	3,239
Pension and indemnity plan liabilities	702	696
Postretirement and postemployment benefits liabilities	128	133
Income tax accruals	174	167
Other liabilities	141	79
Total liabilities	6,360	6,095
Commitments and Contingencies (Note 8)
Redeemable noncontrolling interest	9	16
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.8 shares issued and outstanding as of June 30, 2016 and December 31, 2015; redemption amount and liquidation preference of $846 and $824 as of June 30, 2016 and December 31, 2015, respectively	822	798
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 123.8 and 133.0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1	1
Paid-in capital	—	—
Retained earnings	730	869
Accumulated other comprehensive loss	(176)	(150)
Total NCR stockholders’ equity	555	720
Noncontrolling interests in subsidiaries	5	6
Total stockholders’ equity	560	726
Total liabilities and stockholders’ equity	$7,751	$7,635
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2016	2015
Operating activities
Net income (loss)	$106	$(301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	—	—
Depreciation and amortization	175	152
Stock-based compensation expense	29	20
Deferred income taxes	20	15
Gain on sale of property, plant and equipment and other assets	—	(1)
Loss on divestiture	1	—
Impairment of long-lived and other assets	2	16
Changes in assets and liabilities:
Receivables	(121)	(51)
Inventories	(123)	(54)
Current payables and accrued expenses	4	(25)
Deferred service revenue and customer deposits	131	89
Employee benefit plans	(26)	386
Other assets and liabilities	(54)	—
Net cash provided by operating activities	144	246
Investing activities
Expenditures for property, plant and equipment	(24)	(31)
Additions to capitalized software	(74)	(79)
Proceeds from divestiture	47	—
Other investing activities, net	(8)	(3)
Net cash used in investing activities	(59)	(113)
Financing activities
Short term borrowings, net	1	28
Payments on term credit facilities	(73)	(116)
Payments on revolving credit facilities	(431)	(608)
Borrowings on revolving credit facilities	706	512
Debt issuance costs	(8)	—
Repurchases of Company common stock	(250)	—
Proceeds from employee stock plans	6	11
Tax withholding payments on behalf of employees	(7)	(10)
Net cash used in financing activities	(56)	(183)
Cash flows from discontinued operations
Net cash used in operating activities	(20)	(17)
Effect of exchange rate changes on cash and cash equivalents	(5)	(19)
Increase (decrease) in cash and cash equivalents	4	(86)
Cash and cash equivalents at beginning of period	328	511
Cash and cash equivalents at end of period	$332	$425
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

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than described below, no matters were identified that required adjustment of the Condensed Consolidated Financial Statements or additional disclosure.

On July 20, 2016, the Company’s board of directors authorized a new $300 million share repurchase program, which replaced the Company’s 1999 share repurchase program, and also authorized the Company’s management to terminate the Company’s 2000 share repurchase program, and to implement a replacement program for the systematic repurchase of the Company’s common stock to offset the dilutive effects of the Company’s employee stock purchase plan, equity awards and in kind dividend payments on the Company’s Series A Convertible Preferred Stock. See Item 2 of Part II of this Quarterly Report on Form 10-Q for further information.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

Divestiture On May 27, 2016, NCR completed the first phase of the sale of its Interactive Printer Solutions (IPS) business to Atlas Holdings LLC for cash consideration of $47 million. The first phase of the transaction included all dedicated assets of the IPS division worldwide, other than in the Middle East and Africa (MEA) region. Completion of the transfer of IPS assets in the MEA region is anticipated to occur in the third quarter of 2016. In connection with the sale, NCR agreed to provide Atlas Holdings LLC with certain support services on a short-term basis following the closing under a transition services agreement.

During the three months ended June 30, 2016, a loss on sale of $1 million was recorded to other (expense), net in the Condensed Consolidated Statement of Operations. As of June 30, 2016, the remaining assets and liabilities related to the MEA IPS operations of $11 million and $4 million, respectively, were classified as held for sale and were included in other current assets and other current liabilities, respectively, in the Condensed Consolidated Balance Sheet.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., (NCR Manaus) to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5-year term of the agreement. Pricing of the ATMs adjusted over the term of the MPA using certain formulas based on prevailing market pricing. We recognized revenue related to Bradesco totaling $10 million and $28 million during the three and six months ended June 30, 2016, respectively, as compared to $4 million and $22 million during the three and six months ended and June 30, 2015. As of June 30, 2016 and December 31, 2015, we had $7 million and $11 million, respectively, in receivables outstanding from Bradesco.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of June 30, 2016 and December 31, 2015 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2015						June 30, 2016
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,936	$(7)	$1,929	$9	$—	$(6)	$1,939	$(7)	$1,932
Services	658	—	658	—	—	—	658	—	658
Hardware	162	(16)	146	—	—	—	162	(16)	146
Total goodwill	$2,756	$(23)	$2,733	$9	$—	$(6)	$2,759	$(23)	$2,736

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	June 30, 2016		December 31, 2015
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$659	$(110)	$659	$(92)
Intellectual property	2 - 8	392	(275)	392	(244)
Customer contracts	8	89	(56)	89	(46)
Tradenames	2 - 10	73	(38)	73	(33)
Total identifiable intangible assets		$1,213	$(479)	$1,213	$(415)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended June 30, 2016	Six months ended June 30, 2016	Remainder of 2016 (estimated)
Amortization expense	$32	$64	$61

	For the years ended December 31 (estimated)
In millions	2017	2018	2019	2020	2021
Amortization expense	$116	$85	$75	$57	$49

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	June 30, 2016		December 31, 2015
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$45	3.11%	$—
Trade Receivables Securitization Facility (1)	200	1.12%	—
Other (1)	14	7.41%	13	6.34%
Total short-term borrowings	$259		$13
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$844	3.11%	$956	2.95%
Revolving credit facility (1)	175	2.72%	100	2.61%
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Other (1)	11	7.09%	17	7.16%
Deferred Financing Fees	(32)		(34)
Total long-term debt	$3,198		$3,239

(1)
Interest rates are weighted average interest rates as of June 30, 2016 and December 31, 2015. The Senior Secured Credit Facility incorporates the impact of the interest rate swap agreement described in Note 11, "Derivatives and Hedging Instruments."

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). As of June 30, 2016, the Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal amount outstanding of $889 million. The revolving credit facility had an aggregate principal amount of $1.1 billion, of which $175 million was outstanding as of June 30, 2016. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2016, there were zero in letters of credit outstanding.

Up to $400 million of the revolving credit facility is available to the Foreign Borrowers. Term loans were made to the Company in U.S. Dollars, and loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments of approximately $11 million beginning June 30, 2016, $17 million beginning June 30, 2018, and $23 million beginning June 30, 2019, with the balance being due at maturity on March 31, 2021. Borrowings under the revolving portion of the credit facility are due March 31, 2021. Amounts outstanding under the Senior Secured Credit Facility bear interest at LIBOR (or, in the case of amounts denominated in Euros, EURIBOR), or, at NCR’s option, in the case of amounts denominated in U.S. Dollars, at a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMCB’s “prime rate” and (c) the one-month LIBOR rate plus 1.00% (the Base Rate), plus, in each case, a margin ranging from 1.25% to 2.25% for LIBOR-based loans that are either term loans or revolving loans and EURIBOR-based revolving loans and ranging from 0.25% to 1.25% for Base Rate-based loans that are either term loans or revolving loans, in each case, depending on the Company’s consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility.

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

At June 30, 2016, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $455 million and $368 million of outstanding accounts receivable as of June 30, 2016 and December 31, 2015, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

The financing subsidiary pays annual commitment and other customary fees to the lenders, and advances by a lender under the A/R Facility accrues interest (i) at a reserve-adjusted LIBOR rate or a base rate equal to the highest of (a) the applicable lender’s prime rate or (b) the federal funds rate plus 0.50%, if the lender is a committed lender, or (ii) based on commercial paper interest rates if the lender is a commercial paper conduit lender.  Advances may be prepaid at any time without premium or penalty.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The A/R Facility contains various customary affirmative and negative covenants and default and termination provisions that provide for the acceleration of the advances under the A/R Facility in circumstances including, but not limited to, failure to pay interest or principal when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

Debt Maturities Maturities of long-term debt outstanding, in principal amounts, at June 30, 2016 are summarized below:

			For the years ended December 31
In millions	Total	July 1 2016 through December 31, 2016	2017	2018	2019	2020	Thereafter
Debt maturities	$3,489	$226	$50	$63	$85	$95	$2,970

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2016 and December 31, 2015 was $3.49 billion and $3.21 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

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

As a result of the restructuring plan, the Company recorded a total charge of $8 million and $10 million in the three and six months ended June 30, 2016, respectively, and $8 million and $24 million in the three and six months ended June 30, 2015, respectively. The Company expects to achieve annualized run-rate savings of approximately $105 million in 2016. Our estimate of restructuring-related opportunities in connection with this restructuring plan for 2016 is approximately $20 million to $25 million.

Charges related to the restructuring plan for the the three and six months ended June 30 were:

	Three months ended June 30		Six months ended June 30
In millions	2016	2015	2016	2015
Severance and other employee-related costs
ASC 712 charges included in restructuring-related charges	$2	$(4)	$2	$(6)
ASC 420 charges included in restructuring-related charges	(2)	4	(2)	6
Inventory-related charges
Charges included in cost of products	—	2	—	3
Charges included in cost of services	4	—	4	—
Asset-related charges
External and internal use software impairment charges included in restructuring-related charges	1	2	2	2
Impairment of long-lived assets included in restructuring- related charges	—	—	—	14
Other exit costs
Other exit costs included in restructuring-related charges	3	4	4	5
Total restructuring charges	$8	$8	$10	$24

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In the three and six months ended June 30, 2016 and 2015, asset related charges included the write-off of internal and external use capitalized software for projects that have been abandoned. In the six months ended June 30, 2015, asset related charges included the impairment of long-lived assets that were no longer considered strategic and were held for sale. The Company utilized Level 3 inputs, as defined in the fair value hierarchy, to measure the fair value.

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

In millions	2016	2015
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$20	$60
Cost recognized during the period	6	5
Change in estimated payments	(2)	—
Utilization	(16)	(30)
Foreign currency translation adjustments	—	(2)
Ending balance as of June 30	$8	$33

5. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $31 million and $32 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in income tax expense was primarily driven by the mix of earnings in continuing operations. Income tax expense was $44 million and $34 million for the six months ended June 30, 2016 and 2015, respectively. The increase in income tax expense was primarily driven by a reduction in discrete benefits in the six months ended June 30, 2016, partially offset by the decrease in earnings, excluding the settlement of the UK London pension plan. During the three and six months ended June 30, 2015, there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom. Refer to Note 7, “Employee Benefit Plans,” for additional discussion on the settlement of the UK London pension plan.

6. STOCK COMPENSATION PLANS

As of June 30, 2016, the Company’s primary type of stock-based compensation was restricted stock units. Stock-based compensation expense for the following periods were:

In millions	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Restricted stock units	$16	$11	$29	$20
Tax benefit	(4)	(3)	(8)	(6)
Total stock-based compensation (net of tax)	$12	$8	$21	$14

Stock-based compensation expense is recognized in the financial statements based upon fair value.

During the first quarter of 2016, the Company issued price-contingent restricted stock units with a performance period of 60 months. Vesting of these units is dependent upon the attainment of target stock prices and service conditions. The Company estimated the fair value and derived service period using the Monte Carlo simulation option pricing model. The Company amortizes the fair value of these awards over the explicit service period of 36 to 48 months, which was longer than the derived service period, adjusted for estimated forfeitures. Provided that the explicit service period is rendered, the total fair value of the price-contingent restricted stock units at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. The weighted-average assumptions used and the resulting estimates of fair value were as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Six months ended June 30, 2016
Expected volatility	33.9%
Expected dividend yield	—
Risk-free rate	1.21%
Weighted average fair value per share	$14.93

Expected volatility is based on the historical volatility derived from NCR stock price movements over the last 60 months. The risk-free interest rate was based upon the U.S. Treasury yield curve in effect at the time of grant with a remaining term of 60 months.

As of June 30, 2016, the total unrecognized compensation cost of $149 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.3 years.

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2016	2015	2016	2015	2016	2015
Net service cost	$—	$—	$2	$3	$2	$3
Interest cost	22	22	7	13	29	35
Expected return on plan assets	(18)	(18)	(9)	(18)	(27)	(36)
Curtailment	—	—	—	(3)	—	(3)
Settlement	—	—	—	427	—	427
Net periodic benefit cost (income)	$4	$4	$—	$422	$4	$426

Components of net periodic benefit cost (income) of the pension plans for the six months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2016	2015	2016	2015	2016	2015
Net service cost	$—	$—	$4	$6	$4	$6
Interest cost	45	44	14	27	59	71
Expected return on plan assets	(36)	(36)	(18)	(39)	(54)	(75)
Curtailment	—	—	—	(3)	—	(3)
Settlement	—	—	—	427	—	427
Net periodic benefit cost (income)	$9	$8	$—	$418	$9	$426

During the second quarter of 2015, the Company completed the transfer of the UK London pension plan to an insurer. As a result of the transfer, the Company recorded a settlement loss of $427 million in the three and six months ended June 30, 2015 in the Condensed Consolidated Statement of Operations.

The benefit from the postretirement plan for the three and six months ended June 30 was:

	Three months ended June 30		Six months ended June 30
In millions	2016	2015	2016	2015
Interest cost	$—	$—	$—	$—
Amortization of:
Prior service benefit	(3)	(4)	(7)	(9)
Actuarial loss	—	—	1	1
Net postretirement benefit	$(3)	$(4)	$(6)	$(8)

The cost of the postemployment plan for the three and six months ended June 30 was:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Three months ended June 30		Six months ended June 30
In millions	2016	2015	2016	2015
Net service cost	$4	$4	$8	$8
Interest cost	1	1	1	2
Amortization of:
Prior service benefit	(2)	(1)	(3)	(2)
Actuarial gain	(1)	—	(2)	—
Net benefit cost	$2	$4	$4	$8
Restructuring severance cost	2	(3)	2	(5)
Total postemployment cost	$4	$1	$6	$3

Employer Contributions

Pension For the three and six months ended June 30, 2016, NCR contributed approximately $6 million and $13 million to its international pension plans. In 2016, NCR anticipates contributing an additional $22 million to its international pension plans for a total of $35 million.

Postretirement For the three and six months ended June 30, 2016, NCR contributed zero and $1 million to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $3 million in 2016.

Postemployment For the three and six months ended June 30, 2016, NCR contributed approximately $11 million and $21 million to its postemployment plans. NCR anticipates contributing an additional $12 million to its postemployment plans for a total of $33 million in 2016, which includes planned contributions associated with the previously announced restructuring plan. See Note 4, "Restructuring Plan," for additional information.

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

With respect to Syria, in 2012 NCR voluntarily notified the U.S. Treasury Department, Office of Foreign Assets Control (OFAC) of potential violations and ceased operations in Syria, which were commercially insignificant. The notification related to confusion stemming from the Company's failure to register in Syria the transfer of the Company's Syrian branch to a foreign subsidiary and to deregister the Company's legacy Syrian branch, which was a branch of NCR Corporation. The Company applied for and received from OFAC various licenses that permitted the Company to take measures required to wind down its past operations in Syria. The last such license expired in April 2016, and in connection with that expiration the Company abandoned its remaining property in Syria, which was commercially insignificant, and ended the employment of its final two employees there, who had remained employed by the Company to assist with the execution of the Company's wind-down activities pursuant to authority granted by the OFAC licenses. The Company also submitted detailed reports to OFAC regarding this matter, including a description of the Company's comprehensive export control program and related remedial measures, and a description of the abandonment and related circumstances. The Company continues to cooperate with the authorities. There can be no assurance that the Company will not be subject to fines or other remedial measures as a result of OFAC's investigation.

In 2013 the Company, through its travel business, entered into a subcontract with a prime contractor with respect to certain information technology components of two airport construction projects in Oman. In 2015 the prime contractor’s contract with an Omani public agency was terminated for cause; the Company and the prime contractor (a joint venture) subsequently provided to each other notices of termination of the subcontract. The prime contractor subsequently filed liquidation proceedings in Oman. The Company had delivered and installed goods and services in the approximate amount of $40 million as of 2015 when the various contracts were terminated, which sum remains due and owing; under the terms of the subcontract, most of the payment obligations by the Omani public agency to the terminated prime contractor, and from the terminated prime contractor to the Company, had not at that time matured. The Company remains engaged in the construction projects, having been urged by the Omani public agency to enter into a new subcontract with a new prime contractor, which the Company did later in 2015. The Company has engaged in various means to obtain recoveries of the amounts owed to it, including work performed under a so-called “comfort letter” with the public agency for a portion of 2015, claims in the liquidation process and negotiations with the public agency; it has also identified various additional avenues to pursue against various parties, including without limitation the parent of one of the joint venture partners in the terminated prime contractor. In late June 2016 the Company entered into an agreement with the Omani public agency providing for payment to the Company of a substantial portion of the receivables, in exchange for release of certain deliverables under the original contract that had been suspended due to the general contractor’s liquidation and breach. Based on the status of negotiations and proceedings as of December 31, 2015, the Company recorded a reserve of $20 million with respect to those portions of the claim that it considered did not meet the Company’s standard for probable recovery; that reserve remains in place as of June 30, 2016, and is not affected by the agreement referenced in the preceding sentence.
In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R168 million, or approximately $50 million, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements. As of June 30, 2016, the Company estimated the range of possible loss related to this matter to be zero to approximately $64 million.

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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement, arose out of a 2012-14 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions made by BAT, API and, for 2014, API's indemnitor Windward Prospects, to a new limited liability corporation created by the Funding Agreement. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides NCR opportunities to recoup, both indirectly from third parties and directly, the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their 50% payments under the Funding Agreement on the other, as well as the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through the end of September 2014.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The case was remanded to the federal district court in Wisconsin for further proceedings. In a ruling on May 15, 2015, the district court ruled in NCR’s favor and rejected the Governments’ efforts to reinstate the declaratory judgment against NCR. The court issued findings in favor of the Company’s divisibility defense, and held that NCR’s share of liability for operable unit 4 was 28% (the Company had then already paid more than 28% of the remediation costs for that part of the river). Various parties asked the court to reconsider its ruling, and in October 2015 the court granted those motions, with the prospect that the Company could continue to face joint and several liability for remediation of the river, in conjunction with other PRPs, although the Company’s position remains that it has performed more than its fair share of remediation costs at the site; a judgment on that matter had not been entered as of June 30, 2016. The remaining claims in the Government enforcement action are expected to be litigated in 2016 and 2017; trial of the matter is scheduled for the spring of 2017, three days following conclusion of the trial in the contribution case referenced above. With respect to remaining remediation work, one other PRP, GP, had agreed by virtue of an earlier settlement with the Governments that it is “liable to the United States . . . for performance of all response actions that the [2007 Order] requires for” the lower portion of operable unit 4 and operable unit 5.

With respect to 2015 remediation, following negotiations with the Governments and GP the Company agreed in April 2015 to perform a portion of the work planned for 2015, and to fund approximately one-third of the cost of that work, with GP funding an equal amount. This agreement was formalized in a stipulation and proposed consent decree filed with the federal court; each party preserved its rights to recover its 2015 costs from the other in the contribution litigation. The Governments demanded that Glatfelter agree to perform or fund the remaining approximate one-third of the work. NCR and GP undertook and completed the remediation efforts they agreed to perform in 2015. Glatfelter performed only a limited portion of the work the Governments sought to require of it, and refused to perform the remainder.

As of June 30, 2016, no final arrangement for the conduct of 2016 remediation work had been reached. NCR and GP offered to perform again the arrangement they performed in 2015, in which NCR and GP would each fund approximately one-third of the work, and NCR and GP commenced remediation work for the 2016 season on that basis. Glatfelter indicated it would fund a portion of 2016 work, but is again refusing to perform the approximate one-third of the work that was proposed for it to perform, and is instead performing only a minor portion. Glatfelter’s failures to do its work have caused the expected completion of the remediation to be extended from 2017 to 2018.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(4) NCR's transaction and litigation costs to defend itself in this matter for the coming year; and (5) the share of NCR's payments that API and/or BAT will bear, as discussed above. With respect to NRD, in connection with a certain settlement entered into by other PRPs in the year ended December 31, 2015 the Government asked the court to allow it to withdraw the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company (the Government had represented it would do so in the course of presenting the settlement to the court for approval). The court approved this request in October 2015.

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of June 30, 2016, the net reserve for the Fox River matter was approximately $19 million, compared to $26 million as of December 31, 2015. The change in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of June 30, 2016 and December 31, 2015, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T Corp. (AT&T) and Alcatel-Lucent (now part of Nokia) are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Nokia remain obligated to pay under the indemnity totaled approximately $8 million and $15 million as of June 30, 2016 and December 31, 2015, respectively, and is deducted in determining the net reserve discussed above.

In connection with the Fox River and other matters, through June 30, 2016, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements were paid to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.

Kalamazoo River In November 2010 USEPA issued a "general notice letter" to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River site) in Michigan. Three other companies - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. USEPA asserts that the site is contaminated by various substances, primarily PCBs, as a result of discharges by various paper mills located along the river. USEPA does not claim that the Company made direct discharges into the Kalamazoo River, and NCR never had facilities at or near the Kalamazoo River site, but indicated that "NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site." USEPA stated that it "may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations."

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

The Court did not determine NCR’s share of the overall liability or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. Relative shares of liability were tried to the court in a subsequent phase of the case; the trial concluded in December 2015, and posttrial briefing concluded in March 2016. The parties are awaiting the court's judgment. Prior to trial, in response to a motion filed by the Company, the court dismissed several portions of GP’s claims as time-barred, with the result that the past costs that were tried amounted to approximately $50 million. The court may or may not also rule on the allocation of future costs. If the Company is found liable for money damages or otherwise with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). The Company would also have claims against AT&T and Nokia under the arrangement discussed above in connection with the Fox

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

River matter. As of June 30, 2016 and December 31, 2015, the reserve for litigation expenses associated with the Kalamazoo matter was approximately $10 million and $18 million, respectively.

Environmental Remediation Estimates It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other PRPs, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for indemnity insurance, third-party indemnity claims or recoveries from other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to a particular insurance settlement, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are recorded in the Condensed Consolidated Financial Statements. For the Fox River site, as described above, assets relating to the AT&T and Nokia indemnity and to the API/BAT obligations are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of June 30, 2016 and December 31, 2015, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2016	2015
Warranty reserve liability
Beginning balance as of January 1	$24	$22
Accruals for warranties issued	18	19
Settlements (in cash or in kind)	(20)	(18)
Ending balance as of June 30	$22	$23

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

9. SERIES A PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with Blackstone Capital Partners VI L.P. and Blackstone Tactical Opportunities L.L.C. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended June 30, 2016, the Company paid dividends-in-kind of $11 million associated with the Series A Convertible Preferred Stock. During the six months ended June 30, 2016, the Company paid dividends-in-kind of $23 million associated with the Series A Convertible Preferred Stock. As of June 30, 2016 and December 31, 2015, the Company had accrued dividends of $3 million and $4 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three and six months ended June 30, 2016 or 2015, respectively.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of June 30, 2016 and December 31, 2015, the maximum number of common shares that could be required to be issued if converted was 28.2 million and 27.4 million shares, respectively.

10. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income or loss attributable to NCR, less any dividends, accretion or decretion, redemption or induced conversion on our Series A Convertible Preferred Stock, by the weighted average number of shares outstanding during the reported period.

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

During the three and six months ended June 30, 2016, the Company repurchased 1.4 million and 10.0 million shares, respectively of its common stock for $37 million and $250 million, respectively. During the three and six months ended June 30, 2015, the Company repurchased zero shares of its common stock. Upon repurchase, shares are retired.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Numerator
Income (loss) from continuing operations	$76	$(344)	$108	$(304)
Income from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to NCR	$76	$(344)	$108	$(304)
Series A convertible preferred stock dividends	(13)	—	(24)	—
Net income (loss) attributable to NCR common stockholders	$63	$(344)	$84	$(304)
Denominator
Basic weighted average number of shares outstanding	123.8	169.6	127.1	169.3
Basic earnings per share:
From continuing operations	$0.51	$(2.03)	$0.66	$(1.80)
From discontinued operations	—	—	—	—
Total basic earnings per share	$0.51	$(2.03)	$0.66	$(1.80)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Numerator
Income (loss) from continuing operations	$76	$(344)	$108	$(304)
Income from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to NCR	$76	$(344)	$108	$(304)
Series A convertible preferred stock dividends	—	—	(24)	—
Net income (loss) attributable to NCR common stockholders	$76	$(344)	$84	$(304)
Denominator
Basic weighted average number of shares outstanding	123.8	169.6	127.1	169.3
Dilutive effect of as-if Series A Convertible Preferred Stock	28.0	—	—	—
Dilutive effect of employee stock options and restricted stock units	2.7	—	2.5	—
Diluted weighted average number of shares outstanding	154.5	169.6	129.6	169.3
Diluted earnings per share:
From continuing operations	$0.49	$(2.03)	$0.65	$(1.80)
From discontinued operations	—	—	—	—
Total diluted earnings per share	$0.49	$(2.03)	$0.65	$(1.80)

For the three months ended June 30, 2016, it was more dilutive to assume the Series A Convertible Preferred Stock was converted to common stock and therefore weighted average outstanding shares of common stock were adjusted by the as-if converted Series A Convertible Preferred Stock and the diluted earnings per share was calculated excluding the quarterly dividend.

For the six months ended June 30, 2016, it was anti-dilutive to assume the Series A Convertible Preferred Stock was converted to common stock and therefore weighted average outstanding shares of common stock were not adjusted by the as-if converted Series A Convertible Preferred Stock and as such, diluted earnings per share was calculated using the quarterly dividend. If the as-if converted Series A Convertible Preferred Stock had been dilutive, approximately 27.8 million additional shares would have been included in the diluted weighted average number of shares outstanding for the six months ended June 30, 2016.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Additionally, during the three and six months ended June 30, 2016, there were zero and 0.2 million weighted anti-dilutive restricted stock units outstanding, respectively. For the the three and six months ended June 30, 2015, due to the net loss attributable to NCR common stockholders, potential common shares that would cause dilution, such as restricted stock units and stock options, were excluded from the diluted share count because their effect would have been anti-dilutive. For the the three and six months ended June 30, 2015 the fully diluted shares would have been 172.0 million and 171.8 million shares, respectively.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2016, the balance in AOCI related to foreign exchange derivative transactions was a gain of $1 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk

The Company is party to an interest rate swap agreement that fixes the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016. The notional amount of the interest rate swap as of June 30, 2016 was $354 million and amortizes to $341 million over the term. The Company designates the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

Our risk management strategy includes hedging a portion of our forecasted interest payments. These transactions are forecasted and the related interest rate swap agreement is designated as a highly effective cash flow hedge. The gains or losses on this hedge are deferred in AOCI and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2016, the balance in AOCI related to the interest rate swap agreement was zero, net of tax.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	June 30, 2016
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$354	$1
Foreign exchange contracts	Other current assets	29	3	Other current liabilities	81	2
Total derivatives designated as hedging instruments			$3			$3
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$162	$1	Other current liabilities	$182	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$4			$4

	Fair Values of Derivative Instruments
	December 31, 2015
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$380	$3
Foreign exchange contracts	Other current assets	53	2	Other current liabilities	105	1
Total derivatives designated as hedging instruments			$2			$4
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$191	$1	Other current liabilities	$204	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$3			$5

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 and 2015 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2016	For the three months ended June 30, 2015	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended June 30, 2016	For the three months ended June 30, 2015	Location of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended June 30, 2016	For the three months ended June 30, 2015
Interest rate swap	$(1)	$—	Interest expense	$1	$1	Interest expense	$—	$—
Foreign exchange contracts	$3	$(2)	Cost of products	$—	$(2)	Other (expense), net	$—	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2016	For the six months ended June 30, 2015	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the six months ended June 30, 2016	For the six months ended June 30, 2015	Location of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Interest rate swap	$(1)	$(1)	Interest expense	$2	$2	Interest expense	$—	$—
Foreign exchange contracts	$1	$8	Cost of products	$—	$(4)	Other (expense), net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended June 30		Six months ended June 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2016	2015	2016	2015
Foreign exchange contracts	Other (expense), net	$(3)	$—	$(1)	$(1)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2016, we did not have any significant concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are set forth as follows:

		Fair Value Measurements at June 30, 2016 Using
In millions	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$3	$3	$—	$—
Foreign exchange contracts (2)	4	—	4	—
Total	$7	$3	$4	$—
Liabilities:
Interest rate swap (3)	$1	$—	$1	$—
Foreign exchange contracts (3)	3	—	3	—
Total	$4	$—	$4	$—

		Fair Value Measurements at December 31, 2015 Using
In millions	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$3	$3	$—	$—
Foreign exchange contracts (2)	3	—	3	—
Total	$6	$3	$3	$—
Liabilities:
Interest rate swap (3)	$3	$—	$3	$—
Foreign exchange contracts (3)	2	—	2	—
Total	$5	$—	$5	$—
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. Other than the impairment charge described in Note 4, "Restructuring Plan," no impairment charges or material non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2016 and 2015.

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

•	Hardware - Our hardware solutions include a comprehensive line of ATMs, self-checkout (SCO), and mobile and other point of sale (POS) products. Additionally, we also offer printer consumables.

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
To maintain operating focus on business performance, non-operational items are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations.

The following table presents revenue and operating income by segment:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Revenue by segment
Software	$452	$440	$871	$854
Services	574	542	1,117	1,065
Hardware	594	622	1,076	1,161
Consolidated revenue	1,620	1,604	3,064	3,080
Operating income by segment
Software	144	130	259	247
Services	49	48	83	84
Hardware (1)	14	22	4	15
Subtotal - segment operating income	207	200	346	346
Other adjustments (2)	44	466	82	517
Income from operations	$163	$(266)	$264	$(171)

(1)
On May 27, 2016, NCR completed the first phase of the sale of its Interactive Printer Solutions (IPS) business to Atlas Holdings LLC. Completion of the final phase, covering the Middle East and Africa (MEA) operations of IPS, is anticipated to occur in the third quarter of 2016. Accordingly, the revenue and operating income results exclude the results of the IPS operations from May 27, 2016 through the end of the second quarter of 2016; except for the IPS MEA operations which will be included until the final phase is completed.

(2)	The following table presents the other adjustments for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Restructuring / transformation costs	$11	$8	$15	$24
Acquisition-related amortization of intangible assets	32	31	64	63
Acquisition-related costs	1	3	3	5
OFAC and FCPA investigations	—	—	—	1
Pension mark-to-market adjustments	—	424	—	424
Total other adjustments	$44	$466	$82	$517

The following table presents revenue from products and services for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Product revenue	$676	$703	1,224	1,307
Professional services and installation services revenue	254	226	463	434
Recurring revenue, including maintenance and cloud revenue	690	675	1,377	1,339
Total revenue	$1,620	$1,604	$3,064	$3,080

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2015	$(172)	$23	$(1)	$(150)
Other comprehensive (loss) before reclassifications	(20)	—	—	(20)
Amounts reclassified from AOCI	—	(8)	2	(6)
Net current period other comprehensive (loss) income	(20)	(8)	2	(26)
Balance as of June 30, 2016	$(192)	$15	$1	$(176)

Reclassifications Out of AOCI

	For the three months ended June 30, 2016
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$(2)	$—	$(2)
Selling, general and administrative expenses	(1)	(2)	—	(3)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	1	1
Total before tax	$(1)	$(5)	$1	$(5)
Tax expense				1
Total reclassifications, net of tax				$(4)

	For the three months ended June 30, 2015
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Cost of services	—	(2)	—	(2)
Selling, general and administrative expenses	—	(3)	—	(3)
Interest expense	—	—	1	1
Total before tax	$—	$(5)	$(1)	$(6)
Tax expense				2
Total reclassifications, net of tax				$(4)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the six months ended June 30, 2016
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$(5)	$—	$(5)
Selling, general and administrative expenses	(1)	(3)	—	(4)
Research and development expenses	—	(2)	—	(2)
Interest expense	—	—	2	2
Total before tax	$(1)	$(10)	$2	$(9)
Tax expense				2
Total reclassifications, net of tax				$(7)

	For the six months ended June 30, 2015
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(4)	$(4)
Cost of services	1	(5)	—	(4)
Selling, general and administrative expenses	—	(5)	—	(5)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	2	2
Total before tax	$1	$(11)	$(2)	$(12)
Tax expense				4
Total reclassifications, net of tax				$(8)

15. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2016	December 31, 2015
Accounts receivable
Trade	$1,358	$1,259
Other	49	39
Accounts receivable, gross	1,407	1,298
Less: allowance for doubtful accounts	(45)	(47)
Total accounts receivable, net	$1,362	$1,251

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of inventory are summarized as follows:

In millions	June 30, 2016	December 31, 2015
Inventories
Work in process and raw materials	$175	$137
Finished goods	205	129
Service parts	385	377
Total inventories	$765	$643
The components of other current assets are summarized as follows:

In millions	June 30, 2016	December 31, 2015
Other current assets
Held for sale assets	$11	$89
Other	283	238
Total other current assets	$294	$327

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended June 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$315	$39	$428	$(106)	$676
Service revenue	390	9	545	—	944
Total revenue	705	48	973	(106)	1,620
Cost of products	245	9	369	(106)	517
Cost of services	280	3	374	—	657
Selling, general and administrative expenses	127	1	101	—	229
Research and development expenses	29	—	21	—	50
Restructuring-related charges	4	—	—	—	4
Total operating expenses	685	13	865	(106)	1,457
Income (loss) from operations	20	35	108	—	163
Interest expense	(41)	—	(20)	18	(43)
Other (expense) income, net	14	—	(11)	(18)	(15)
Income (loss) from continuing operations before income taxes	(7)	35	77	—	105
Income tax expense (benefit)	—	20	11	—	31
Income (loss) from continuing operations before earnings in subsidiaries	(7)	15	66	—	74
Equity in earnings of consolidated subsidiaries	83	89	—	(172)	—
Income (loss) from continuing operations	76	104	66	(172)	74
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$76	$104	$66	$(172)	$74
Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income (loss) attributable to NCR	$76	$104	$68	$(172)	$76
Total comprehensive income (loss)	58	70	47	(121)	54
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to NCR common stockholders	$58	$70	$51	$(121)	$58

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended June 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$314	$27	$485	$(123)	$703
Service revenue	371	8	522	—	901
Total revenue	685	35	1,007	(123)	1,604
Cost of products	244	9	414	(123)	544
Cost of services	262	3	649	—	914
Selling, general and administrative expenses	116	1	222	—	339
Research and development expenses	22	—	45	—	67
Restructuring-related charges	3	—	3	—	6
Total operating expenses	647	13	1,333	(123)	1,870
Income (loss) from operations	38	22	(326)	—	(266)
Interest expense	(44)	—	(20)	19	(45)
Other (expense) income, net	12	2	5	(19)	—
Income (loss) from continuing operations before income taxes	6	24	(341)	—	(311)
Income tax expense (benefit)	4	11	17	—	32
Income (loss) from continuing operations before earnings in subsidiaries	2	13	(358)	—	(343)
Equity in earnings of consolidated subsidiaries	(346)	(359)	—	705	—
Income (loss) from continuing operations	(344)	(346)	(358)	705	(343)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(344)	$(346)	$(358)	$705	$(343)
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$(344)	$(346)	$(359)	$705	$(344)
Total comprehensive income (loss)	(323)	(274)	(334)	609	(322)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$(323)	$(274)	$(335)	$609	$(323)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the six months ended June 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$546	$55	$793	$(170)	$1,224
Service revenue	767	17	1,056	—	1,840
Total revenue	1,313	72	1,849	(170)	3,064
Cost of products	424	16	689	(170)	959
Cost of services	564	6	709	—	1,279
Selling, general and administrative expenses	247	2	204	—	453
Research and development expenses	57	—	46	—	103
Restructuring-related charges	6	—	—	—	6
Total operating expenses	1,298	24	1,648	(170)	2,800
Income (loss) from operations	15	48	201	—	264
Interest expense	(86)	—	(38)	35	(89)
Other (expense) income, net	25	(5)	(10)	(35)	(25)
Income (loss) from continuing operations before income taxes	(46)	43	153	—	150
Income tax expense (benefit)	(21)	25	40	—	44
Income (loss) from continuing operations before earnings in subsidiaries	(25)	18	113	—	106
Equity in earnings of consolidated subsidiaries	133	137	—	(270)	—
Income (loss) from continuing operations	108	155	113	(270)	106
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$108	$155	$113	$(270)	$106
Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income (loss) attributable to NCR	$108	$155	$115	$(270)	$108
Total comprehensive income (loss)	82	105	75	(188)	74
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(8)	—	(8)
Comprehensive income (loss) attributable to NCR common stockholders	$82	$105	$83	$(188)	$82

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the six months ended June 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$577	$46	$896	$(212)	$1,307
Service revenue	715	15	1,043	—	1,773
Total revenue	1,292	61	1,939	(212)	3,080
Cost of products	459	19	761	(212)	1,027
Cost of services	510	5	1,002	—	1,517
Selling, general and administrative expenses	228	3	333	—	564
Research and development expenses	44	—	78	—	122
Restructuring-related charges	7	—	14	—	21
Total operating expenses	1,248	27	2,188	(212)	3,251
Income (loss) from operations	44	34	(249)	—	(171)
Interest expense	(87)	—	(39)	37	(89)
Other (expense) income, net	20	2	8	(37)	(7)
Income (loss) from continuing operations before income taxes	(23)	36	(280)	—	(267)
Income tax expense (benefit)	1	16	17	—	34
Income (loss) from continuing operations before earnings in subsidiaries	(24)	20	(297)	—	(301)
Equity in earnings of consolidated subsidiaries	(280)	(303)	—	583	—
Income (loss) from continuing operations	(304)	(283)	(297)	583	(301)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(304)	$(283)	$(297)	$583	$(301)
Net income (loss) attributable to noncontrolling interests	—	—	3	—	3
Net income (loss) attributable to NCR	$(304)	$(283)	$(300)	$583	$(304)
Total comprehensive income (loss)	(305)	(246)	(309)	555	(305)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$(305)	$(246)	$(309)	$555	$(305)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
June 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$17	$22	$293	$—	$332
Accounts receivable, net	64	22	1,276	—	1,362
Inventories	282	12	471	—	765
Due from affiliates	670	1,413	498	(2,581)	—
Other current assets	104	35	206	(51)	294
Total current assets	1,137	1,504	2,744	(2,632)	2,753
Property, plant and equipment, net	128	1	161	—	290
Goodwill	988	—	1,748	—	2,736
Intangibles, net	193	—	541	—	734
Prepaid pension cost	—	—	130	—	130
Deferred income taxes	460	152	81	(129)	564
Investments in subsidiaries	3,296	1,476	—	(4,772)	—
Due from affiliates	1,074	17	38	(1,129)	—
Other assets	384	56	104	—	544
Total assets	$7,660	$3,206	$5,547	$(8,662)	$7,751

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$46	$—	$213	$—	$259
Accounts payable	278	1	397	—	676
Payroll and benefits liabilities	71	1	119	—	191
Deferred service revenue and customer deposits	213	9	313	—	535
Due to affiliates	1,762	137	682	(2,581)	—
Other current liabilities	172	1	234	(51)	356
Total current liabilities	2,542	149	1,958	(2,632)	2,017
Long-term debt	3,194	—	4	—	3,198
Pension and indemnity plan liabilities	441	—	261	—	702
Postretirement and postemployment benefits liabilities	25	3	100	—	128
Income tax accruals	14	13	147	—	174
Due to affiliates	17	37	1,075	(1,129)	—
Other liabilities	50	11	209	(129)	141
Total liabilities	6,283	213	3,754	(3,890)	6,360
Redeemable noncontrolling interest	—	—	9	—	9
Series A convertible preferred stock	822	—	—	—	822
Stockholders’ equity
Total NCR stockholders’ equity	555	2,993	1,779	(4,772)	555
Noncontrolling interests in subsidiaries	—	—	5	—	5
Total stockholders’ equity	555	2,993	1,784	(4,772)	560
Total liabilities and stockholders’ equity	$7,660	$3,206	$5,547	$(8,662)	$7,751

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$203	$(74)	$17	$(2)	$144
Investing activities
Expenditures for property, plant and equipment	(9)	—	(15)	—	(24)
Additions to capitalized software	(45)	—	(29)	—	(74)
Proceeds from (payments of) intercompany notes	123	78	—	(201)	—
Investments in equity affiliates	(9)	—	—	9	—
Proceeds from divestiture	22	—	25	—	47
Other investing activities, net	(8)	—	—	—	(8)
Net cash provided by (used in) investing activities	74	78	(19)	(192)	(59)
Financing activities
Short term borrowings, net	(4)	—	5	—	1
Payments on term credit facilities	(67)	—	(6)	—	(73)
Payments on revolving credit facilities	(351)	—	(80)	—	(431)
Borrowings on revolving credit facilities	426	—	280	—	706
Repurchase of Company common stock	(250)	—	—	—	(250)
Debt issuance cost	(8)	—	—	—	(8)
Proceeds from employee stock plans	6	—	—	—	6
Equity contribution	—	—	9	(9)	—
Dividend distribution to consolidated subsidiaries	—	—	(2)	2	—
Borrowings (repayments) of intercompany notes	—	—	(201)	201	—
Tax withholding payments on behalf of employees	(7)	—	—	—	(7)
Net cash provided by (used in) financing activities	(255)	—	5	194	(56)
Cash flows from discontinued operations
Net cash used in operating activities	(20)	—	—	—	(20)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(3)	—	(5)
Increase (decrease) in cash and cash equivalents	2	2	—	—	4
Cash and cash equivalents at beginning of period	15	20	293	—	328
Cash and cash equivalents at end of period	$17	$22	$293	$—	$332

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$62	$(75)	$300	$(41)	$246
Investing activities
Expenditures for property, plant and equipment	(8)	—	(23)	—	(31)
Additions to capitalized software	(48)	—	(31)	—	(79)
Proceeds from (payments of) intercompany notes	96	80	—	(176)	—
Investments in equity affiliates	(1)	—	—	1	—
Other investing activities, net	(7)	—	4	—	(3)
Net cash provided by (used in) investing activities	32	80	(50)	(175)	(113)
Financing activities
Short term borrowings, net	15	—	13	—	28
Payments on term credit facilities	(111)	—	(5)	—	(116)
Payments on revolving credit facilities	(223)	—	(385)	—	(608)
Borrowings on revolving credit facilities	223	—	289	—	512
Proceeds from employee stock plans	11	—	—	—	11
Equity contribution	—	—	1	(1)	—
Dividend distribution to consolidated subsidiaries	—	—	(41)	41	—
Borrowings (repayments) of intercompany notes	—	—	(176)	176	—
Tax withholding payments on behalf of employees	(10)	—	—	—	(10)
Net cash provided by (used in) financing activities	(95)	—	(304)	216	(183)
Cash flows from discontinued operations
Net cash used in operating activities	(17)	—	—	—	(17)
Effect of exchange rate changes on cash and cash equivalents	—	—	(19)	—	(19)
Increase (decrease) in cash and cash equivalents	(18)	5	(73)	—	(86)
Cash and cash equivalents at beginning of period	44	9	458	—	511
Cash and cash equivalents at end of period	$26	$14	$385	$—	$425

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the second quarter of 2016, each of which is discussed more fully in later sections of this MD&A:

•
Revenue increased approximately 1% from the prior year period, and increased 4% excluding unfavorable foreign currency impacts and adjusting for the divestiture of our Interactive Printer Solutions (IPS) business;

•	Software revenue and Services revenue increased as a percentage of total revenue; and

•	Divestiture of our IPS business was substantially completed.

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

We plan, in pursuing our strategy, to continue to manage our costs effectively, including through our business transformation initiative and our restructuring program, to selectively pursue strategic acquisitions that promote growth and improve gross margin, and to selectively penetrate market adjacencies in single and emerging growth industry segments.

Potentially significant risks to the execution of our initiatives include domestic and global economic and credit conditions including, in particular, market conditions and spending trends in the financial services industry; fluctuations in oil and commodity prices and their effects on local, regional and global market conditions; economic and market conditions in Russia, China and emerging markets, and the recent determination by the United Kingdom to exit the European Union and further potential changes in Eurozone participation; continued strengthening of the U.S. Dollar resulting in unfavorable foreign currency impacts; collectability difficulties in subcontracting relationships in emerging markets; competition that can drive further price erosion and the potential loss of market share; difficulties associated with the introduction of products in new self-service markets; market adoption of our products by customers; and management and servicing of our existing indebtedness.

Results from Operations

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

The following table shows our results for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2016	2015	2016	2015
Revenue	$1,620	$1,604	$3,064	$3,080
Gross margin	$446	$146	$826	$536
Gross margin as a percentage of revenue	27.5%	9.1%	27.0%	17.4%
Operating expenses
Selling, general and administrative expenses	$229	$339	$453	$564
Research and development expenses	50	67	103	122
Restructuring-related charges	4	6	6	21
Income from operations	$163	$(266)	$264	$(171)

The following table shows our revenue by region for the three months ended June 30:

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Americas	$919	57%	$878	55%	5%	8%
Europe, Middle East Africa (EMEA)	477	29%	489	30%	(2)%	—%
Asia Pacific (APJ)	224	14%	237	15%	(5)%	(4)%
Consolidated revenue	$1,620	100%	$1,604	100%	1%	4%

The following table shows our revenue by region for the six months ended June 30:

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Americas	$1,738	57%	$1,677	54%	4%	7%
Europe, Middle East Africa (EMEA)	904	29%	945	31%	(4)%	(2)%
Asia Pacific (APJ)	422	14%	458	15%	(8)%	(5)%
Consolidated revenue	$3,064	100%	$3,080	100%	(1)%	2%

The following table shows our revenue by segment for the three months ended June 30:

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Software	$452	28%	$440	27%	3%	3%
Services	574	35%	542	34%	6%	8%
Hardware	594	37%	622	39%	(5)%	—%
Consolidated revenue	$1,620	100%	$1,604	100%	1%	4%

The following table shows our revenue by segment for the six months ended June 30:

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Software	$871	29%	$854	28%	2%	3%
Services	1,117	36%	1,065	34%	5%	8%
Hardware	1,076	35%	1,161	38%	(7)%	(4)%
Consolidated revenue	$3,064	100%	3,080	100%	(1)%	2%

(1) The tables above each include a presentation of period-over-period revenue growth or decline on an adjusted constant currency basis, which is a non-GAAP measure that excludes the effects of foreign currency fluctuations and the impact of the IPS divestiture. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates and by excluding the prior period results of the divested IPS business for the comparable period after the completion of the sale. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations and adjusting for the impact of the IPS divestiture is useful for assessing the underlying performance of our business, and our management uses revenue growth on a constant currency and adjusting for the impact of the IPS divestiture basis to evaluate period-over-period operating performance. This non-GAAP measure should not be considered a substitute for, or superior to, period-over-period revenue growth under GAAP.

The following table provides a reconciliation of region revenue % growth (GAAP) to revenue % growth adjusted constant currency (non-GAAP) for the three months ended June 30:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Americas	5%	(1)%	(2)%	8%
Europe, Middle East Africa (EMEA)	(2)%	(1)%	(1)%	—%
Asia Pacific (APJ)	(5)%	—%	(1)%	(4)%
Consolidated revenue	1%	(1)%	(2)%	4%

The following table provides a reconciliation of segment revenue % growth (GAAP) to revenue % growth adjusted constant currency (non-GAAP) for the six months ended June 30:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Americas	4%	(1)%	(2)%	7%
Europe, Middle East Africa (EMEA)	(4)%	(1)%	(1)%	(2)%
Asia Pacific (APJ)	(8)%	(2)%	(1)%	(5)%
Consolidated Revenue	(1)%	(3)%	—%	2%

The following table provides a reconciliation of segment revenue % growth (GAAP) to revenue % growth adjusted constant currency (non-GAAP) for the three months ended June 30:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Software	3%	—%	—%	3%
Services	6%	(2)%	—%	8%
Hardware	(5)%	(1)%	(4)%	—%
Consolidated Revenue	1%	(1)%	(2)%	4%

The following table provides a reconciliation of segment revenue % growth (GAAP) to revenue % growth adjusted constant currency (non-GAAP) for the six months ended June 30:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Software	2%	(1)%	—%	3%
Services	5%	(3)%	—%	8%
Hardware	(7)%	(1)%	(2)%	(4)%
Consolidated Revenue	(1)%	(3)%	—%	2%

Revenue

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015, revenue increased 1%, and increased 4% on an adjusted constant currency basis. Revenue increased in the three months ended June 30, 2016 due to growth in the Americas region, partially offset by macroeconomic challenges in certain countries in the Europe Middle East Africa (EMEA) and Asia Pacific Japan (APJ) regions. In the Americas region, the revenue increase was driven by growth in the Software and Services operating segments.

The increase in Software revenue was driven by growth in software maintenance, software license and professional services revenue. The increase in Services revenue was driven by growth in both implementation services and hardware maintenance revenue. The decrease in Hardware revenue was driven by declines in ATM revenue, point-of-sale revenue and IPS revenue, partially offset by growth in self-checkout revenue.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, revenue decreased 1% and increased 2% on an adjusted constant currency basis. Revenue decreased in the six months ended June 30, 2016 primarily due to macroeconomic challenges in certain countries in the EMEA and APJ regions. In the Americas region, the revenue increase was driven by growth in the Software and Services operating segments, partially offset by declines in the Hardware segment.

The decrease in Hardware revenue was driven by declines in ATM revenue, point-of-sale revenue and IPS revenue, partially offset by growth in self-checkout revenue. The increase in Software revenue was driven primarily by growth in software maintenance and software license revenue, and to a lesser extent by an increase in professional services revenue. The increase in Services revenue was driven by growth in implementation services and hardware maintenance revenue.

Gross Margin

Gross margin as a percentage of revenue in the three months ended June 30, 2016 was 27.5% compared to 9.1% in the three months ended June 30, 2015. Gross margin in the three months ended June 30, 2015 included $301 million of pension mark-to-market adjustments, which primarily included the settlement of the UK London pension plan. Excluding this item, gross margin as a percentage of revenue decreased primarily due to higher initial expenses associated with the roll-out of a new ATM product family and macroeconomic challenges in certain countries.

Gross margin as a percentage of revenue in the six months ended June 30, 2016 was 27.0% compared to 17.4% in the six months ended June 30, 2015. Gross margin in the six months ended June 30, 2015 included $301 million of pension mark-to-market adjustments, which primarily included the settlement of the UK London pension plan. Excluding this item, gross margin as a percentage of revenue decreased slightly primarily due to higher initial expenses associated with the roll-out of a new ATM product family and macroeconomic challenges in certain countries.

Operating Expenses

Selling, general and administrative expenses were $229 million, or 14.1% as a percentage of revenue, in the three months ended June 30, 2016 as compared to $339 million, or 21.1% as a percentage of revenue, in the three months ended June 30, 2015. Selling, general and administrative expenses in the three months ended June 30, 2016 included $17 million of acquisition-related amortization of intangibles, $3 million of costs relating to our business transformation initiative and $1 million of acquisition-related costs. Selling, general, and administrative expenses in the three months ended June 30, 2015 included $15 million of acquisition-related amortization of intangibles, $3 million of acquisition-related costs, and $113 million of costs related to pension mark-to-market adjustments, which primarily included the settlement of the UK London pension plan. Excluding these items, selling, general and administrative expenses as a percentage of revenue remained consistent.

Selling, general and administrative expenses were $453 million, or 14.8% as a percentage of revenue, in the six months ended June 30, 2016 as compared to $564 million, or 18.3% as a percentage of revenue, in the six months ended June 30, 2015. Selling, general and administrative expenses in the six months ended June 30, 2016 included $33 million of acquisition-related amortization of intangibles, $5 million of costs relating to our business transformation initiative and $3 million of acquisition-related costs. Selling, general, and administrative expenses in the six months ended June 30, 2015 included $113 million of costs related to pension mark-to-market adjustments, which primarily included the settlement of the UK London pension plan, $31 million of acquisition-related amortization of intangibles, $5 million of acquisition-related costs and $1 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses as a percentage of revenue remained consistent.

Research and development expenses were $50 million, or 3.1% as a percentage of revenue, in the three months ended June 30, 2016 as compared to $67 million, or 4.2% as a percentage of revenue, in the three months ended June 30, 2015. Research and development expenses in the three months ended June 30, 2015 included $10 million of costs related to pension mark-to-market adjustments, which primarily included the settlement of the UK London pension plan. Excluding these costs, research and development expenses as a percentage of revenue decreased from 3.6% in the three months ended June 30, 2015 to 3.1% in the three months ended June 30, 2016. The decrease is in line with management expectations due to planned spending reductions as compared to the prior year.

Research and development expenses were $103 million, or 3.4% as a percentage of revenue, in the six months ended June 30, 2016 as compared to $122 million, or 4.0% as a percentage of revenue, in the six months ended June 30, 2015. Research and development expenses in the six months ended June 30, 2015 included $10 million of costs related to pension mark-to-market adjustments, which primarily included the settlement of the UK London pension plan. Excluding these costs, research and development expenses as a percentage of revenue decreased from 3.6% in the six months ended June 30, 2015 to 3.4% in the six months ended June 30, 2016. The decrease is in line with management expectations due to planned spending reductions as compared to the prior year.

In the three months ended June 30, 2016, restructuring-related charges were $4 million, including $3 million of other exit costs and $1 million of asset-related charges. In the three months ended June 30, 2015, restructuring-related charges were $6 million, including $4 million of other exit costs and $2 million of asset-related charges.

In the six months ended June 30, 2016, restructuring-related charges were $6 million, including $4 million of other exit costs and $2 million of asset-related charges. In the six months ended June 30, 2015, restructuring-related charges were $21 million, including $5 million of other exit costs and $16 million of asset-related charges.

Interest and Other Expense Items

Interest expense was $43 million in the three months ended June 30, 2016 compared to $45 million in the three months ended June 30, 2015.

Other expense, net was $15 million in the three months ended June 30, 2016 compared to zero in the three months ended June 30, 2015. Other expense, net in the three months ended June 30, 2016 included losses of $10 million from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments and $5 million of losses associated with the IPS divestiture and entity liquidations. Other expense, net in the three months ended June 30, 2015 included losses of $1 million from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Interest expense was $89 million in the six months ended June 30, 2016 and in the six months ended June 30, 2015. Interest expense in the six months ended June 30, 2016 includes a $4 million write-off of deferred financing fees associated with the amendment of our senior secured credit facility.

Other expense, net was $25 million in the six months ended June 30, 2016 compared to $7 million in the six months ended June 30, 2015. Other expense, net in the six months ended June 30, 2016 included losses of $18 million from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments and $5 million of losses associated with the IPS divestiture and entity liquidations. Other expense, net in the six months ended June 30, 2015 included losses of $8 million from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $31 million and $32 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in income tax expense was primarily driven by the mix of earnings in continuing operations. Income tax expense was $44 million and $34 million for the six months ended June 30, 2016 and 2015, respectively. The increase in income tax expense was primarily driven by a reduction in discrete benefits in the six months ended June 30, 2016, partially offset by the decrease in earnings excluding the settlement of the UK London pension plan. During the three and six months ended June 30, 2015, there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom. Refer to Note 7, “Employee Benefit Plans,” for additional discussion on the settlement of the UK London pension plan.

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

•	Hardware - Our hardware solutions include a comprehensive line of ATMs, self-checkout (SCO), and mobile and other point of sale (POS) products. Additionally, we also offer printer consumables.

Each of these segments derives its revenue by selling in the sales regions in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain non-operational items from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under GAAP. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. Our segment results are reconciled to total Company results reported under GAAP in Note 13, “Segment Information and Concentrations” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations and the IPS divestiture as it relates to our segment revenue due to its significance during the quarter.

Software Segment

The following table shows the Software revenue and segment operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2016	2015	2016	2015
Revenue	$452	$440	$871	$854
Operating income	$144	$130	$259	$247
Operating income as a percentage of revenue	31.9%	29.5%	29.7%	28.9%

In the three months ended June 30, 2016 compared to the three months ended June 30, 2015, Software revenue increased 3%, driven by growth in software maintenance and professional services revenue, which were up 5% and 7%, respectively. Growth in software maintenance revenue was due to the growth in software license revenue in prior periods and growth in professional services revenue was due to orders from prior periods. Foreign currency fluctuations did not impact the revenue comparison.

In the six months ended June 30, 2016 compared to the six months ended June 30, 2015, Software revenue increased 2%, driven by growth in software maintenance and professional services revenue, which were up 8% and 1%, respectively. Growth in software maintenance revenue was due to the growth in software license revenue in prior periods and growth in professional services revenue was due to orders from prior periods. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 1%.

Operating income increased in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. The increase in operating income in both periods was driven by higher revenue and lower expenses.

Services Segment

The following table shows the Services revenue and segment operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2016	2015	2016	2015
Revenue	$574	$542	$1,117	$1,065
Operating income	$49	$48	$83	$84
Operating income as a percentage of revenue	8.5%	8.9%	7.4%	7.9%

In the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, Services revenue increased 6% and 5%, respectively, driven by growth in implementation, hardware maintenance and managed services revenue as a result of our focus on improving the customer experience. Foreign currency fluctuations had an unfavorable impact on the the three and six months ended revenue comparison of 2% and 3%, respectively.

Operating income increased in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to higher revenue, partially offset by higher expenses.

Operating income decreased in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to lower margins in implementation services revenue and higher expenses.

Hardware Segment

The following table shows the Hardware revenue and segment operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2016	2015	2016	2015
Revenue	$594	$622	$1,076	$1,161
Operating income	$14	$22	$4	$15
Operating income as a percentage of revenue	2.4%	3.5%	0.4%	1.3%

On May 27, 2016, NCR completed the first phase of the sale of its IPS business to Atlas Holdings LLC. Completion of the final phase, covering the Middle East and Africa (MEA) operations of IPS is anticipated to occur in the third quarter of 2016. Accordingly, the revenue and operating income results exclude the results of the IPS operations from May 27, 2016 through the end of the second quarter of 2016; except for the IPS MEA operations which will be included until the final phase is completed.

In the three months ended June 30, 2016 compared to the three months ended June 30, 2015, Hardware revenue decreased 5%, driven by declines in ATM revenue, point-of-sale (POS) revenue and IPS revenue, partially offset by growth in self-checkout revenue. ATM revenue declined mainly due to macroeconomic challenges. Point-of-sale revenue declined due to seasonality and some shift from POS to self-checkout, which increased significantly year over year. Foreign currency fluctuations and the sale of the IPS business had an unfavorable impact on the revenue comparison of 1% and 4%, respectively.

In the six months ended June 30, 2016 compared to the six months ended June 30, 2015, Hardware revenue decreased 7%, driven by declines in ATM revenue, point-of-sale (POS) revenue and IPS revenue, partially offset by growth in self-checkout revenue. ATM revenue declined mainly due to macroeconomic challenges. Point-of-sale revenue declined due to seasonality and some shift from POS to self-checkout, which increased significantly year over year. Foreign currency fluctuations and the sale of the IPS business had an unfavorable impact on the revenue comparison of 1% and 2%, respectively.

Operating income decreased in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 driven by decreases in revenue and the gross margin rate. The gross margin rate was negatively impacted by higher initial expenses from the roll-out of a new ATM product family and macroeconomic challenges.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $144 million in the six months ended June 30, 2016 compared to $246 million in the six months ended June 30, 2015.

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

	Six months ended June 30
In millions	2016	2015
Net cash provided by operating activities	$144	$246
Less: Expenditures for property, plant and equipment	(24)	(31)
Less: Additions to capitalized software	(74)	(79)
Net cash used in discontinued operations	(20)	(17)
Free cash flow (non-GAAP)	$26	$119

The decrease in expenditures was due to planned spending reductions as compared to the prior year. The change in cash flows from discontinued operations from the prior year was due to increased litigation payments related to the Fox River and Kalamazoo environmental matters.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment. During the six months ended June 30, 2016, NCR completed the first phase of the sale of its IPS business to Atlas Holdings LLC for cash consideration of $47 million.

Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities and notes. During the six months ended June 30, 2016, we repurchased a total of $250 million of our common stock. During the six months ended June 30, 2016 and 2015, proceeds from employee stock plans were $6 million and $11 million, respectively. During the six months ended June 30, 2016 and 2015, we paid $7 million and $10 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings On March 31, 2016, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. As of June 30, 2016, the senior secured credit facility consisted of a term loan facility with an aggregate principal outstanding balance of $889 million. The revolving credit facility had an aggregate principal amount of $1.1 billion, of which $175 million was outstanding as of June 30, 2016. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pounds Sterling.The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2016, there was zero in letters of credit outstanding. As of December 31, 2015, the outstanding principal balance of the term loan facility was $956 million and the outstanding balance on the revolving facility was $100 million.

As of June 30, 2016 and December 31, 2015, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due in 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due in 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of June 30, 2016 and December 31, 2015, the Company had $200 million and zero, respectively, outstanding under the facility.

Employee Benefit Plans In 2016, we expect to make contributions of $35 million to the international pension plans, $33 million to the postemployment plan and $3 million to the postretirement plan. For additional information, refer to Note 7, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements.

Restructuring Program In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven consumer transaction technologies industry. Refer to Note 4, "Restructuring Plan," of the Notes to the Condensed Consolidated Financial Statements for additional discussion on our restructuring plan. As a result of the restructuring plan, in the six months ended June 30, 2016 and 2015, the Company recorded total charges of $10 million and $24 million, respectively and made cash payments of $16 million and $30 million, respectively. The Company expects to achieve annualized run-rate savings of approximately $105 million in 2016. Our estimate of restructuring-related opportunities in connection with this restructuring plan for 2016 is approximately $20 million to $25 million.

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with Blackstone Capital Partners VI L.P. and Blackstone Tactical Opportunities L.L.C. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the six months ended June 30, 2016, the Company paid dividends-in-kind of $23 million associated with the Series A Convertible Preferred Stock. As of June 30, 2016 and December 31, 2015, the Company had accrued dividends of $3 million and $4 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the six months ended June 30, 2016 or 2015, respectively.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of June 30, 2016 and December 31, 2015, the maximum number of common shares that could be required to be issued if converted was 28.2 million and 27.4 million shares, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at June 30, 2016 and December 31, 2015 were $321 million and $317 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of June 30, 2016, our cash and cash equivalents totaled $332 million and our total debt was $3.46 billion. As of June 30, 2016, our borrowing capacity under the revolving credit facility was approximately $925 million, and under our trade receivables securitization facility was zero, as it was fully drawn. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2015 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

On March 31, 2016, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. This transaction has significantly altered the contractual and other commercial commitments related to debt obligations and interest on debt obligations previously described in our Annual Report on Form 10-K for the year ended December 31, 2015. The following table outlines our future debt obligations and future interest on debt obligations as of June 30, 2016 with projected cash payments in the years shown:

In millions	Total Amounts	July 1, 2016 through December 31, 2016	2017 - 2018	2019 - 2020	2021 & Thereafter
Debt obligations	$3,489	$226	$113	$180	$2,970
Interest on debt obligations	900	80	297	284	239
Total obligations	$4,389	$306	$410	$464	$3,209

For purposes of this table, we used interest rates as of June 30, 2016 to estimate the future interest on debt obligations outstanding as of June 30, 2016 and have assumed no voluntary prepayments of existing debt. See Note 3, "Debt Obligations," of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Report for additional disclosure related to our debt obligations and the related interest rate terms. We have also incorporated the expected fixed payments based on our interest rate swap related to our term loan. See Note 11, "Derivatives and Hedging Instruments" of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Report for additional disclosure related to our interest rate swap.

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 8, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Disclosure Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from April 1, 2016 through April 30, 2016, we continued to maintain a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  We note that the last known account balance as of April 30, 2016 was approximately $3,468.  The bank account did not generate interest from April 1, 2016 through April 30, 2016, and the guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, the Company had been engaged in winding down its past operations in Syria. The Company’s last such license expired on April 30, 2016. In addition, the Company’s application to renew its license to transact business with CBS, which was submitted to OFAC on May 18, 2015, was not acted upon prior to the expiration of the Company’s last such license. As a result, and in connection with the license expiration, the Company abandoned its remaining property in Syria, which, including the CBS account, was commercially insignificant, and ended the employment of its final two employees in Syria, who had remained employed by the Company to assist with the execution of the Company’s wind-down activities pursuant to authority granted by the OFAC licenses. The Company does not intend to engage in any further business activities with CBS.

Critical Accounting Policies and Estimates

Management has reassessed the critical accounting policies as disclosed in our 2015 Form 10-K and determined that there were no changes to our critical accounting policies in the six months ended June 30, 2016. Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: domestic and global economic and credit conditions including, in particular, market conditions and spending trends in the financial services industry; fluctuations in oil and commodity prices and their effects on local, regional and global market conditions;economic and market conditions in Russia, China and emerging markets, and the recent determination by the United Kingdom to exit the European Union and further potential changes in Eurozone; the impact of our indebtedness and its terms on our financial and operating activities; the impact of the terms of our strategic relationship with Blackstone and our Series A Convertible Preferred Stock; foreign currency fluctuations; our ability to successfully introduce new solutions and compete in the information technology industry; the transformation of our business model and our ability to sell higher-margin software and services; our ability to improve execution in our sales and services organizations; defects or errors in our products or problems with our hosting facilities; compliance with data privacy and protection requirements; manufacturing disruptions; collectability difficulties in subcontracting relationships in emerging markets; the historical seasonality of our sales; the availability and success of acquisitions, divestitures and alliances, including the divestiture of our Interactive Printer Solutions business; our pension strategy and underfunded pension obligation; the success of our ongoing restructuring plan; tax rates; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $6 million as of June 30, 2016 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the second quarter of 2016 compared to the second quarter of 2015 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 1% on second quarter 2016 revenue versus second quarter 2015 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. We use derivative financial instruments to manage exposure to fluctuations in interest rates in connection with our risk management policies. We have entered into an interest rate swap for a portion of the term loans under our senior secured credit facility. The interest rate swap effectively converts the designated portion of the term loans from a variable interest rate to a fixed interest rate instrument. Approximately 73% of our borrowings were effectively on a fixed rate basis as of June 30, 2016. As of June 30, 2016, the net fair value of the interest rate swap was a liability of $1 million.

The potential gain in fair value of the swap from a hypothetical 100 basis point increase in interest rates would be approximately $1 million as of June 30, 2016. The increase in pre-tax interest expense for the six months ended June 30, 2016 from a hypothetical 100 basis point increase in variable interest rates (including the impact of the interest rate swap) would be approximately $5 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2016, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2016, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of the Company's common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. As of June 30, 2016, this share repurchase program had no amount available for further repurchases of the Company’s common stock.

In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options. As of June 30, 2016, approximately $82 million remained available for further repurchases of the Company’s common stock under the 2000 Board of Directors share repurchase program.

The following table provides information relating to the Company’s repurchase of common stock for the three months ended June 30, 2016, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Time Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Current Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Programs (1)
April 1 through April 30, 2016	1,158,009	$29.67	1,158,009	$86,467,722
May 1 through May 31, 2016	215,670	$28.93	215,670	$81,174,236
June 1 through June 30, 2016	—	$—	—	$81,827,654
Second quarter total	1,373,679	$29.56	1,373,679
(1) The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended June 30, 2016, 25,501 shares were purchased at an average price of $29.88 per share.

During the three months ended June 30, 2016, the Company repurchased 1.4 million shares of its common stock for $41 million, $4 million of which was paid in the three months ended March 31, 2016.

On July 20, 2016, the Company’s Board of Directors authorized a new $300 million share repurchase program, which replaced the 1999 Board of Directors share repurchase program. The timing and amount of repurchases under this new program will depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company’s Board of Directors also authorized the Company’s management to terminate the 2000 Board of Directors share repurchase program, and to implement a replacement program for the systematic repurchase of the Company’s common stock to offset the dilutive effects of the Company’s employee stock purchase plan, equity awards and in-kind dividend payments on the Company’s Series A Convertible Preferred Stock. Any remaining authorized availability under the 2000 Board of Directors share repurchase program will be made available under the replacement program, when implemented.

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

3.1	Articles of Amendment and Restatement of NCR Corporation.

3.2	Bylaws of NCR Corporation, as amended and restated on January 26, 2011 (incorporated by reference to Exhibit 3(ii) to the NCR Corporation Current Report on Form 8-K filed January 31, 2011).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.1
Annex A to Credit Agreement dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016 among NCR, the Foreign Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.*

10.2	Form of 2016 Director Restricted Stock Unit Grant Statement under the NCR Corporation 2013 Stock Incentive Plan.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

*	Inadvertently omitted from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	July 29, 2016	By:	/s/ Robert Fishman
Robert Fishman Senior Vice President and Chief Financial Officer