Form 10-Q
period 2016-09-30
NCR CORP
filed 2016-10-28
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
Commission File Number 001-00395
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

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of October 14, 2016, there were approximately 124.1 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Product revenue	$708	$688	$1,932	$1,995
Service revenue	969	925	2,809	2,698
Total revenue	1,677	1,613	4,741	4,693
Cost of products	528	512	1,487	1,539
Cost of services	672	644	1,951	2,161
Selling, general and administrative expenses	225	224	678	788
Research and development expenses	56	53	159	175
Restructuring-related charges	7	12	13	33
Total operating expenses	1,488	1,445	4,288	4,696
Income (loss) from operations	189	168	453	(3)
Interest expense	(41)	(42)	(130)	(131)
Other (expense), net	(8)	(7)	(33)	(14)
Income (loss) from continuing operations before income taxes	140	119	290	(148)
Income tax expense	31	16	75	50
Income (loss) from continuing operations	109	103	215	(198)
Loss from discontinued operations, net of tax	(2)	(4)	(2)	(4)
Net income (loss)	107	99	213	(202)
Net income attributable to noncontrolling interests	2	1	—	4
Net income (loss) attributable to NCR	$105	$98	$213	$(206)
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$107	$102	$215	$(202)
Series A convertible preferred stock dividends	(13)	—	(37)	—
Income (loss) from continuing operations attributable to NCR common stockholders	94	102	178	(202)
Loss from discontinued operations, net of tax	(2)	(4)	(2)	(4)
Net income (loss) attributable to NCR common stockholders	$92	$98	$176	$(206)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.76	$0.60	$1.41	$(1.19)
Diluted	$0.69	$0.59	$1.37	$(1.19)
Net income (loss) per common share
Basic	$0.74	$0.58	$1.40	$(1.22)
Diluted	$0.68	$0.57	$1.36	$(1.22)
Weighted average common shares outstanding
Basic	123.9	169.8	126.0	169.5
Diluted	155.4	172.3	156.8	169.5
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Net income (loss)	$107	$99	$213	$(202)
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	3	(39)	(23)	(41)
Derivatives
Unrealized gain on derivatives	4	2	4	9
(Gains) losses on derivatives recognized during the period	—	(1)	2	(3)
Less income tax expense	(1)	(1)	(1)	(2)
Employee benefit plans
Amortization of prior service benefit	(4)	(5)	(14)	(16)
Amortization of actuarial loss (benefit)	—	1	(1)	2
Less income tax benefit	1	1	4	5
Other comprehensive income (loss)	3	(42)	(29)	(46)
Total comprehensive income (loss)	110	57	184	(248)
Less comprehensive income attributable to noncontrolling interests:
Net income	2	1	—	4
Currency translation adjustments	(1)	(4)	(7)	(7)
Amounts attributable to noncontrolling interests	1	(3)	(7)	(3)
Comprehensive income (loss) attributable to NCR	$109	$60	$191	(245)

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$318	$328
Accounts receivable, net	1,387	1,251
Inventories	776	643
Other current assets	270	327
Total current assets	2,751	2,549
Property, plant and equipment, net	289	322
Goodwill	2,737	2,733
Intangibles, net	704	798
Prepaid pension cost	132	130
Deferred income taxes	546	582
Other assets	552	521
Total assets	$7,711	$7,635
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$256	$13
Accounts payable	718	657
Payroll and benefits liabilities	212	189
Deferred service revenue and customer deposits	471	476
Other current liabilities	345	446
Total current liabilities	2,002	1,781
Long-term debt	3,033	3,239
Pension and indemnity plan liabilities	709	696
Postretirement and postemployment benefits liabilities	127	133
Income tax accruals	169	167
Other liabilities	151	79
Total liabilities	6,191	6,095
Commitments and Contingencies (Note 8)
Redeemable noncontrolling interest	10	16
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.9 shares issued and outstanding as of September 30, 2016 and 0.8 shares issued and outstanding as of December 31, 2015; redemption amount and liquidation preference of $858 and $824 as of September 30, 2016 and December 31, 2015, respectively	835	798
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 124.0 and 133.0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1	1
Paid-in capital	21	—
Retained earnings	822	869
Accumulated other comprehensive loss	(172)	(150)
Total NCR stockholders’ equity	672	720
Noncontrolling interests in subsidiaries	3	6
Total stockholders’ equity	675	726
Total liabilities and stockholders’ equity	$7,711	$7,635
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2016	2015
Operating activities
Net income (loss)	$213	$(202)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	2	4
Depreciation and amortization	259	229
Stock-based compensation expense	45	32
Deferred income taxes	39	26
Gain on sale of property, plant and equipment and other assets	—	(1)
Loss on divestiture	1	—
Impairment of long-lived and other assets	2	16
Changes in assets and liabilities:
Receivables	(138)	(80)
Inventories	(128)	(86)
Current payables and accrued expenses	68	17
Deferred service revenue and customer deposits	78	72
Employee benefit plans	(38)	367
Other assets and liabilities	(34)	22
Net cash provided by operating activities	369	416
Investing activities
Expenditures for property, plant and equipment	(45)	(47)
Additions to capitalized software	(115)	(117)
Proceeds from divestiture	47	—
Other investing activities, net	(8)	—
Net cash used in investing activities	(121)	(164)
Financing activities
Short term borrowings, net	(2)	—
Payments on term credit facilities	(84)	(312)
Payments on revolving credit facilities	(736)	(977)
Borrowings on revolving credit facilities	856	881
Debt issuance costs	(8)	—
Repurchases of Company common stock	(250)	—
Proceeds from employee stock plans	10	12
Tax withholding payments on behalf of employees	(7)	(10)
Other financing activities	(2)	—
Net cash used in financing activities	(223)	(406)
Cash flows from discontinued operations
Net cash used in operating activities	(30)	(27)
Effect of exchange rate changes on cash and cash equivalents	(5)	(27)
Decrease in cash and cash equivalents	(10)	(208)
Cash and cash equivalents at beginning of period	328	511
Cash and cash equivalents at end of period	$318	$303
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

Divestiture On May 27, 2016, NCR completed the sale of all but the Middle East and Africa (MEA) assets of its Interactive Printer Solutions (IPS) business to Atlas Holdings LLC for cash consideration of $47 million. In connection with the sale, NCR agreed to provide Atlas Holdings LLC with certain support services on a short-term basis following the closing under a transition services agreement. During the nine months ended September 30, 2016, a loss on sale of $1 million was recorded to other (expense), net in the Condensed Consolidated Statement of Operations. The remaining assets and liabilities related to the MEA IPS business did not transfer in the third quarter of 2016 as previously expected, and as such, as of September 30, 2016, were no longer classified as held for sale in the Condensed Consolidated Balance Sheet.

Related Party Transactions In 2011, concurrent with the sale of a noncontrolling interest in our subsidiary, NCR Brasil - Indústria de Equipamentos para Automação S.A., (NCR Manaus) to Scopus Tecnologia Ltda. (Scopus), we entered into a Master Purchase Agreement (MPA) with Banco Bradesco SA (Bradesco), the parent of Scopus. Through the MPA, Bradesco agreed to purchase up to 30,000 ATMs from us over the 5-year term of the agreement. Pricing of the ATMs adjusted over the term of the MPA using certain formulas based on prevailing market pricing. We recognized revenue related to Bradesco totaling $24 million and $52 million during the three and nine months ended September 30, 2016, respectively, as compared to $20 million and $42 million during the three and nine months ended September 30, 2015. As of September 30, 2016 and December 31, 2015, we had $11 million, respectively, in receivables outstanding from Bradesco.

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

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of September 30, 2016 and December 31, 2015 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2015						September 30, 2016
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,936	$(7)	$1,929	$9	$—	$(5)	$1,940	$(7)	$1,933
Services	658	—	658	—	—	—	658	—	658
Hardware	162	(16)	146	—	—	—	162	(16)	146
Total goodwill	$2,756	$(23)	$2,733	$9	$—	$(5)	$2,760	$(23)	$2,737

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	September 30, 2016		December 31, 2015
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$659	$(119)	$659	$(92)
Intellectual property	2 - 8	393	(290)	392	(244)
Customer contracts	8	89	(61)	89	(46)
Tradenames	2 - 10	73	(40)	73	(33)
Total identifiable intangible assets		$1,214	$(510)	$1,213	$(415)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended September 30, 2016	Nine months ended September 30, 2016	Remainder of 2016 (estimated)
Amortization expense	$31	$95	$29

	For the years ended December 31 (estimated)
In millions	2017	2018	2019	2020	2021
Amortization expense	$116	$85	$75	$57	$49

3. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	September 30, 2016		December 31, 2015
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$45	2.53%	$—
Trade Receivables Securitization Facility (1)	200	1.25%	—
Other (1)	11	7.41%	13	6.34%
Total short-term borrowings	$256		$13
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$833	2.53%	$956	2.95%
Revolving credit facility (1)	20	2.53%	100	2.61%
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Other (1)	11	6.98%	17	7.16%
Deferred Financing Fees	(31)		(34)
Total long-term debt	$3,033		$3,239

(1)
Interest rates are weighted average interest rates as of September 30, 2016 and December 31, 2015. The Senior Secured Credit Facility incorporates the impact of the interest rate swap agreement described in Note 11, "Derivatives and Hedging Instruments."

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). As of September 30, 2016, the Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal amount outstanding of $878 million. The revolving credit facility had an aggregate principal amount of $1.1 billion, of which $20 million was outstanding as of September 30, 2016. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2016, there were no letters of credit outstanding.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

At September 30, 2016, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $467 million and $368 million of outstanding accounts receivable as of September 30, 2016 and December 31, 2015, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The financing subsidiary pays annual commitment and other customary fees to the lenders, and advances by a lender under the A/R Facility accrue interest (i) at a reserve-adjusted LIBOR rate or a base rate equal to the highest of (a) the applicable lender’s prime rate or (b) the federal funds rate plus 0.50%, if the lender is a committed lender, or (ii) based on commercial paper interest rates if the lender is a commercial paper conduit lender.  Advances may be prepaid at any time without premium or penalty.

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

Debt Maturities Maturities of long-term debt outstanding, in principal amounts, at September 30, 2016 are summarized below:

			For the years ended December 31
In millions	Total	October 1, 2016 through December 31, 2016	2017	2018	2019	2020	Thereafter
Debt maturities	$3,320	$214	$50	$63	$85	$95	$2,813

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of September 30, 2016 and December 31, 2015 was $3.40 billion and $3.21 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

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

As a result of the restructuring plan, the Company recorded a total charge of $7 million and $17 million in the three and nine months ended September 30, 2016, respectively, and $12 million and $36 million in the three and nine months ended September 30, 2015, respectively. The Company expects to achieve annualized run-rate savings of approximately $105 million in 2016. Our estimate of restructuring-related opportunities in connection with this restructuring plan for 2016 is approximately $20 million to $25 million.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Charges related to the restructuring plan for the the three and nine months ended September 30 were:

	Three months ended September 30		Nine months ended September 30
In millions	2016	2015	2016	2015
Severance and other employee-related costs
ASC 712 charges included in restructuring-related charges	$2	$—	$4	$(5)
ASC 420 charges included in restructuring-related charges	1	7	(1)	12
Inventory-related charges
Charges included in cost of products	—	—	—	3
Charges included in cost of services	—	—	4	—
Asset-related charges
External and internal use software impairment charges included in restructuring-related charges	—	—	2	2
Impairment of long-lived assets included in restructuring- related charges	—	—	—	14
Other exit costs
Other exit costs included in restructuring-related charges	4	5	8	10
Total restructuring charges	$7	$12	$17	$36

In the nine months ended September 30, 2016 and 2015, asset related charges included the write-off of internal and external use capitalized software for projects that have been abandoned. In the nine months ended September 30, 2015, asset related charges included the impairment of long-lived assets that were no longer considered strategic and were held for sale. The Company utilized Level 3 inputs, as defined in the fair value hierarchy, to measure the fair value.

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

In millions	2016	2015
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$20	$60
Cost recognized during the period	13	22
Change in estimated payments	(2)	(5)
Utilization	(28)	(51)
Foreign currency translation adjustments	—	(2)
Ending balance as of September 30	$3	$24

5. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $31 million and $16 million for the three months ended September 30, 2016 and 2015, respectively. The increase in income tax expense was primarily driven by a less favorable change in uncertain tax positions, including $17 million of income tax benefits for audit settlements in foreign jurisdictions in the three months ended September 30, 2015, partially offset by a favorable mix of earnings in continuing operations.

Income tax expense was $75 million and $50 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in income tax expense was primarily driven by a less favorable change in uncertain tax positions, including $17 million of income tax benefits for audit settlements in foreign jurisdictions in the nine months ended September 30, 2015, partially offset by a favorable mix of earnings in continuing operations, excluding the settlement of the UK London pension plan. During the nine months ended September 30, 2015 there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom. Refer to Note 7, “Employee Benefit Plans,” for additional discussion on the settlement of the UK London pension plan.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6. STOCK COMPENSATION PLANS

As of September 30, 2016, the Company’s primary type of stock-based compensation was restricted stock units. Stock-based compensation expenses for the following periods were:

In millions	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Restricted stock units	$16	$12	$45	$32
Tax benefit	(6)	(4)	(14)	(10)
Total stock-based compensation (net of tax)	$10	$8	$31	$22

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

Nine months ended September 30, 2016
Expected volatility	33.9%
Expected dividend yield	—
Risk-free rate	1.21%
Weighted average fair value per share	$14.93

Expected volatility is based on the historical volatility derived from NCR stock price movements over the last 60 months. The risk-free interest rate was based upon the U.S. Treasury yield curve in effect at the time of grant with a remaining term of 60 months.

As of September 30, 2016, the total unrecognized compensation cost of $130 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.3 years.

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2016	2015	2016	2015	2016	2015
Net service cost	$—	$—	$2	$3	$2	$3
Interest cost	23	22	7	7	30	29
Expected return on plan assets	(18)	(18)	(10)	(11)	(28)	(29)
Amortization of prior service cost	—	—	1	1	1	1
Curtailment	—	—	—	1	—	1
Net periodic benefit cost (income)	$5	$4	$—	$1	$5	$5

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Components of net periodic benefit cost (income) of the pension plans for the nine months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2016	2015	2016	2015	2016	2015
Net service cost	$—	$—	$6	$9	$6	$9
Interest cost	68	66	21	34	89	100
Expected return on plan assets	(54)	(54)	(28)	(50)	(82)	(104)
Amortization of prior service cost	—	$—	1	1	1	1
Curtailment	—	—	—	(2)	—	(2)
Settlement	—	—	—	427	—	427
Net periodic benefit cost (income)	$14	$12	$—	$419	$14	$431

During the second quarter of 2015, the Company completed the transfer of its UK London pension plan to an insurer. As a result of the transfer, the Company recorded a settlement loss of $427 million in the nine months ended September 30, 2015 in the Condensed Consolidated Statement of Operations.

The benefit from the postretirement plan for the three and nine months ended September 30 was:

	Three months ended September 30		Nine months ended September 30
In millions	2016	2015	2016	2015
Interest cost	$—	$—	$—	$—
Amortization of:
Prior service benefit	(4)	(5)	(11)	(14)
Actuarial loss	1	1	2	2
Net postretirement benefit	$(3)	$(4)	$(9)	$(12)

The cost of the postemployment plan for the three and nine months ended September 30 was:

	Three months ended September 30		Nine months ended September 30
In millions	2016	2015	2016	2015
Net service cost	$4	$4	$12	$12
Interest cost	—	—	1	2
Amortization of:
Prior service benefit	(1)	(1)	(4)	(3)
Actuarial gain	(1)	—	(3)	—
Net benefit cost	$2	$3	$6	$11
Restructuring severance cost	2	—	4	(5)
Total postemployment cost	$4	$3	$10	$6

Employer Contributions

Pension For the three and nine months ended September 30, 2016, NCR contributed $7 million and $20 million, respectively, to its international pension plans. In 2016, NCR anticipates contributing an additional $15 million to its international pension plans for a total of $35 million.

Postretirement For the three and nine months ended September 30, 2016, NCR contributed zero and $1 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $3 million in 2016.

Postemployment For the three and nine months ended September 30, 2016, NCR contributed $11 million and $32 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $1 million to its postemployment plans for a total of $33 million in 2016, which includes planned contributions associated with the previously announced restructuring plan. See Note 4, "Restructuring Plan," for additional information.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly evolving and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Condensed Consolidated Financial Statements. We do not believe there is a reasonable possibility that losses exceeding amounts already recognized have been incurred, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Fox River and Kalamazoo River environmental matters and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows.

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

With respect to Syria, in 2012 NCR voluntarily notified the U.S. Treasury Department Office of Foreign Assets Control (OFAC) of potential violations and ceased operations in Syria, which were commercially insignificant. The notification related to confusion stemming from the Company's failure to register in Syria the transfer of the Company's Syrian branch to a foreign subsidiary and to deregister the Company's legacy Syrian branch, which was a branch of NCR Corporation. The Company applied for and received from OFAC various licenses that permitted the Company to take measures required to wind down its past operations in Syria. The last such license expired in April 2016, and in connection with that expiration the Company abandoned its remaining property in Syria, which was commercially insignificant, and ended the employment of its final two employees there, who had remained employed by the Company to assist with the execution of the Company's wind-down activities pursuant to authority granted by the OFAC licenses. The Company also submitted detailed reports to OFAC regarding this matter, including a description of the Company's comprehensive export control program and related remedial measures, and a description of the abandonment and related circumstances. The Company continues to cooperate with the authorities. There can be no assurance that the Company will not be subject to fines or other remedial measures as a result of OFAC's investigation.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In 2013 the Company, through its travel business, entered into a subcontract with a prime contractor with respect to certain information technology components of two airport construction projects in Oman. In 2015 the prime contractor’s contract with an Omani public agency was terminated for cause; the Company and the prime contractor (a joint venture) subsequently provided to each other notices of termination of the subcontract. The prime contractor subsequently filed liquidation proceedings in Oman. The Company had delivered and installed goods and services in the approximate amount of $40 million as of 2015 when the various contracts were terminated, approximately half of which sum remains due and owing. Under the terms of the subcontract, most of the payment obligations by the Omani public agency to the terminated prime contractor, and from the terminated prime contractor to the Company, had not at that time matured. The Company remains engaged in the construction projects, having been urged by the Omani public agency to enter into a new subcontract with a new prime contractor, which the Company did later in 2015. The Company has identified various avenues to pursue, against the prime contractor and others, including the parent of one of the joint venture partners in the terminated prime contractor, to obtain recoveries of the amounts owed to it. In the quarter ended September 30, 2016, the Company received payment from the Omani public agency under the agreement entered into in June 2016, as previously reported. The Company continues to maintain the previously reported reserve of approximately $20 million with respect to those portions of its claim that it considered did not meet the Company’s standard for probable recovery; that reserve was not affected by the agreement or payment referenced above.
In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R168 million, or approximately $52 million, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements. As of September 30, 2016, the Company estimated the range of possible loss related to this matter to be zero to approximately $71 million.

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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012-14 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions made by BAT, API (through 2016) and API's indemnitor Windward Prospects (through 2014), to a new limited liability corporation created by the Funding Agreement. Under the Funding Agreement NCR receives (and has received) payment for 50% of its Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides NCR opportunities to recoup, both indirectly from third parties and directly, the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their 50% payments under the Funding Agreement on the other, as well as the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through the end of September 2014.

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

On March 23, 2015, under a case management order applicable to the remanded case the federal district court allowed the filing of certain additional contractual and other claims, including claims against the Company, as well as certain claims by API against other parties (in light of the September 2014 appellate ruling that had restored those claims), which resulted in claims for potential indemnity by those other parties against the Company (under the Funding Agreement, to the extent the Company is liable for such claims, API must pay its recoveries into the limited liability corporation created by the Funding Agreement, and the Company may then seek to obtain reimbursement under its terms). The Company also updated the amounts it is seeking in its affirmative claims against other parties. Additionally, in March 2015, notwithstanding the prior trial and appellate results that had been favorable to the Company, the court entered a ruling holding NCR liable for contamination in operable unit 1, an area upriver from the Company’s former facilities, on what the court considered to be new guidance created by the appellate court in its September 2014 decision. The Company believes the March 2015 decision incorrectly applied the appellate court ruling, which had affirmed the Company’s favorable trial result on operable unit 1. While the Company's effort to obtain special appellate review in the form of a petition for mandamus was denied on May 1, 2015 by the appellate court, in a subsequent decision dated May 15, 2015 the district court indicated, in a ruling that addressed several issues, that NCR had no liability for operable unit 1, noting “NCR discharged no PCBs in OU1, and therefore has no divisible share of the clean-up costs for that area."

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

The case was remanded to the federal district court in Wisconsin for further proceedings. In a ruling on May 15, 2015, the district court ruled in NCR’s favor and rejected the Governments’ efforts to reinstate the declaratory judgment against NCR. The court issued findings in favor of the Company’s divisibility defense, and held that NCR’s share of liability for operable unit 4 was 28%

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(the Company had then already paid more than 28% of the remediation costs for that part of the river). Various parties asked the court to reconsider its ruling, and in October 2015 the court granted those motions, with the prospect that the Company could continue to face joint and several liability for remediation of the river, in conjunction with other PRPs, although the Company’s position remains that it has performed more than its fair share of remediation costs at the site. The remaining claims in the Government enforcement action are expected to be litigated in 2016 and 2017; trial of the matter is scheduled for the spring of 2017, three days following conclusion of the trial in the contribution case referenced above. With respect to remaining remediation work, one other PRP, GP, had agreed by virtue of an earlier settlement with the Governments that it is “liable to the United States . . . for performance of all response actions that the [2007 Order] requires for” the lower portion of operable unit 4 and operable unit 5.

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

As of September 30, 2016, no formal arrangement for the conduct of 2016 remediation work had been reached. NCR and GP offered to perform again the arrangement they performed in 2015, in which NCR and GP would each fund approximately one-third of the work, and NCR and GP commenced remediation work for the 2016 season on that basis. Glatfelter indicated it would fund a portion of 2016 work, but again refused to perform the approximate one-third of work that was proposed for it to perform, and instead performed only a minor quantity of work. Glatfelter’s failures to perform its work have caused the expected completion of the remediation to be extended from 2017 to 2018. NCR and GP have together funded more than two-thirds of the 2016 remediation work, and were continuing to do so as of September 30, 2016.

With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company has continued to receive timely payments under the Funding Agreement.

NCR's eventual remediation liability, followed by long-term monitoring, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. In general, the most significant factors include: (1) the total remaining clean-up costs, including long-term monitoring following completion of the clean-up; (2) total NRD for the site; (3) the share of clean-up costs and NRD that NCR will bear; (4) NCR's transaction and litigation costs to defend itself in this matter for the current year; and (5) the share of NCR's payments that API and/or BAT will bear, as discussed above. With respect to NRD, in connection with a certain settlement entered into by other PRPs in the year ended December 31, 2015 the Government asked the court to allow it to withdraw the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company (the Government had represented it would do so in the course of presenting the settlement to the court for approval). The court approved this request in October 2015.

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of September 30, 2016, the net reserve for the Fox River matter was approximately $15 million, compared to $26 million as of December 31, 2015. The change in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of September 30, 2016 and December 31, 2015, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T Corp. (AT&T) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T's divestiture of NCR and Lucent Technologies.) NCR's estimate of what AT&T and Nokia remain obligated to pay under the indemnity totaled approximately $11 million and $15 million as of September 30, 2016 and December 31, 2015, respectively, and is deducted in determining the net reserve discussed above.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In connection with the Fox River and other matters, through September 30, 2016, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements were paid to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.

Kalamazoo River In November 2010 USEPA issued a "general notice letter" to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River site) in Michigan. Three other companies - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. USEPA asserts that the site is contaminated by various substances, primarily PCBs, as a result of discharges by various paper mills located along the river. USEPA does not claim that the Company made direct discharges into the Kalamazoo River, and NCR never had facilities at or near the Kalamazoo River site, but USEPA indicated that "NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site." USEPA stated that it "may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations."

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

The Court did not determine NCR’s share of the overall liability, which the Company believes should be de minimis, or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. Relative shares of liability were tried to the court in a subsequent phase of the case; the trial concluded in December 2015, and posttrial briefing concluded in March 2016. The parties are awaiting the court's judgment. Prior to trial, in response to a motion filed by the Company, the court dismissed several portions of GP’s claims as time-barred, with the result that the past costs that were tried amounted to approximately $50 million. The court may or may not also rule on the allocation of future costs. If the Company is found liable for money damages or otherwise with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). The Company would also have claims against AT&T and Nokia under the arrangement discussed above in connection with the Fox River matter. As of September 30, 2016 and December 31, 2015, the reserve for litigation expenses associated with the Kalamazoo matter was approximately $5 million and $18 million, respectively.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of September 30, 2016 and December 31, 2015, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

In millions	2016	2015
Warranty reserve liability
Beginning balance as of January 1	$24	$22
Accruals for warranties issued	31	29
Settlements (in cash or in kind)	(29)	(28)
Ending balance as of September 30	$26	$23

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

9. SERIES A CONVERTIBLE PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with Blackstone Capital Partners VI L.P. and Blackstone Tactical Opportunities L.L.C. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three and nine months ended September 30, 2016, the Company paid dividends-in-kind of $12 million and $35 million, respectively, associated with the Series A Convertible Preferred Stock. As of September 30, 2016 and December 31, 2015, the Company had accrued dividends of $3 million and $4 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three and nine months ended September 30, 2016 or 2015, respectively.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of September 30, 2016 and December 31, 2015, the maximum number of common shares that could be required to be issued if converted was 28.6 million and 27.4 million shares, respectively.

10. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income or loss attributable to NCR, less any dividends, accretion or decretion, redemption or induced conversion on our Series A Convertible Preferred Stock, by the weighted average number of shares outstanding during the reported period.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The holders of Series A Convertible Preferred Stock and unvested restricted stock units do not have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock and unvested restricted stock units do not qualify as participating securities. See Note 6, "Stock Compensation Plans," for share information on NCR’s stock compensation plans.

During the nine months ended September 30, 2016, the Company repurchased 10.0 million shares of its common stock for $250 million. No shares were repurchased during the three months ended September 30, 2016. The Company did not repurchase shares of its common stock during the three and nine months ended September 30, 2015. Upon repurchase, shares are retired.

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Numerator
Income (loss) from continuing operations	$107	$102	$215	$(202)
Loss from discontinued operations, net of tax	(2)	(4)	(2)	(4)
Net income (loss) attributable to NCR	$105	$98	$213	$(206)
Series A convertible preferred stock dividends	(13)	—	(37)	—
Net income (loss) attributable to NCR common stockholders	$92	$98	$176	$(206)
Denominator
Basic weighted average number of shares outstanding	123.9	169.8	126.0	169.5
Basic earnings per share:
From continuing operations	$0.76	$0.60	$1.41	$(1.19)
From discontinued operations	(0.02)	(0.02)	(0.01)	(0.03)
Total basic earnings per share	$0.74	$0.58	$1.40	$(1.22)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Numerator
Income (loss) from continuing operations	$107	$102	$215	$(202)
Loss from discontinued operations, net of tax	(2)	(4)	(2)	(4)
Net income (loss) attributable to NCR	$105	$98	$213	$(206)
Denominator
Basic weighted average number of shares outstanding	123.9	169.8	126.0	169.5
Dilutive effect of as-if Series A Convertible Preferred Stock	28.4	—	28.0	—
Dilutive effect of employee stock options and restricted stock units	3.1	2.5	2.8	—
Diluted weighted average number of shares outstanding	155.4	172.3	156.8	169.5
Diluted earnings per share:
From continuing operations	$0.69	$0.59	$1.37	$(1.19)
From discontinued operations	(0.01)	(0.02)	(0.01)	(0.03)
Total diluted earnings per share	$0.68	$0.57	$1.36	$(1.22)

For the three and nine months ended September 30, 2016, it was more dilutive to assume the Series A Convertible Preferred Stock was converted to common stock and therefore weighted average outstanding shares of common stock were adjusted by the as-if converted Series A Convertible Preferred Stock and the diluted earnings per share was calculated excluding the quarterly dividend.

Additionally, during the three and nine months ended September 30, 2016, there were zero and 0.1 million weighted anti-dilutive restricted stock units outstanding, respectively. For the the three and nine months ended September 30, 2015, there were no weighted anti-dilutive restricted stock units outstanding.

Due to the net loss attributable to NCR common stockholders for the nine months ended September 30, 2015, potential common shares that would cause dilution, such as restricted stock units and stock options, were excluded from the diluted share count because their effect would have been anti-dilutive. For the nine months ended September 30, 2015, the fully diluted shares would have been 172.0 million.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of September 30, 2016, the balance in AOCI related to foreign exchange derivative transactions was a gain of $4 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

Interest Rate Risk

The Company was party to an interest rate swap agreement that fixed the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016. The Company designated the interest rate swap as a cash flow hedge of forecasted quarterly interest payments made on three-month LIBOR indexed borrowings under the Senior Secured Credit Facility. The interest rate swap was determined to be highly effective at inception.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	September 30, 2016
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$298	$5	Other current liabilities	$72	$1
Total derivatives designated as hedging instruments			$5			$1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$153	$—	Other current liabilities	$208	$1
Total derivatives not designated as hedging instruments			—			1
Total derivatives			$5			$2

	Fair Values of Derivative Instruments
	December 31, 2015
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$380	$3
Foreign exchange contracts	Other current assets	53	2	Other current liabilities	105	1
Total derivatives designated as hedging instruments			$2			$4
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$191	$1	Other current liabilities	$204	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$3			$5

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and 2015 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2016	For the three months ended September 30, 2015	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended September 30, 2016	For the three months ended September 30, 2015	Location of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended September 30, 2016	For the three months ended September 30, 2015
Interest rate swap	$—	$(1)	Interest expense	$—	$2	Interest expense	$—	$—
Foreign exchange contracts	$4	$3	Cost of products	$—	$(3)	Other (expense), net	$—	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015	Location of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Interest rate swap	$(1)	$(2)	Interest expense	$2	$4	Interest expense	$—	$—
Foreign exchange contracts	$5	$11	Cost of products	$—	$(7)	Other (expense), net	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended September 30		Nine months ended September 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2016	2015	2016	2015
Foreign exchange contracts	Other (expense), net	$1	$(1)	$—	$(2)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2016, we did not have any significant concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are set forth as follows:

		Fair Value Measurements at September 30, 2016 Using
In millions	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$2	$2	$—	$—
Foreign exchange contracts (2)	5	—	5	—
Total	$7	$2	$5	$—
Liabilities:
Foreign exchange contracts (3)	$2	$—	$2	$—
Total	$2	$—	$2	$—

		Fair Value Measurements at December 31, 2015 Using
In millions	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$3	$3	$—	$—
Foreign exchange contracts (2)	3	—	3	—
Total	$6	$3	$3	$—
Liabilities:
Interest rate swap (3)	$3	$—	$3	$—
Foreign exchange contracts (3)	2	—	2	—
Total	$5	$—	$5	$—
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

Interest Rate Swap As a result of our Senior Secured Credit Facility, we are exposed to risk from changes in LIBOR, which may adversely affect our financial condition. To manage our exposure and mitigate the impact of changes in LIBOR on our financial results, we previously hedged a portion of our forecasted interest payments through the use of an interest rate swap agreement. The interest rate swap, which matured during the three months ended September 30, 2016, was valued using the income approach inclusive of nonperformance and counterparty risk considerations and was classified within Level 2 of the valuation hierarchy.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. Other than the impairment charge described in Note 4, "Restructuring Plan," no impairment charges or material non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2016 and 2015.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Revenue by segment
Software	$468	$434	$1,339	$1,288
Services	591	563	1,708	1,628
Hardware	618	616	1,694	1,777
Consolidated revenue	1,677	1,613	4,741	4,693
Operating income by segment
Software	146	135	405	382
Services	56	49	139	133
Hardware (1)	28	30	32	45
Subtotal - segment operating income	230	214	576	560
Other adjustments (2)	41	46	123	563
Income from operations	$189	$168	$453	$(3)

(1)
On May 27, 2016, NCR completed the sale of all but the Middle East and Africa (MEA) assets of its Interactive Printer Solutions (IPS) business to Atlas Holdings LLC. The sale included all dedicated assets of the IPS division worldwide, other than in the MEA region. Accordingly, the revenue and operating income results exclude the results of the IPS operations, except for the IPS MEA operations, from May 27, 2016 through the end of the third quarter of 2016.

(2)	The following table presents the other adjustments for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Restructuring / transformation costs	$8	$12	$23	$36
Acquisition-related amortization of intangible assets	31	31	95	94
Acquisition-related costs	2	2	5	7
OFAC and FCPA investigations	—	—	—	1
Pension mark-to-market adjustments	—	1	—	425
Total other adjustments	$41	$46	$123	$563

The following table presents revenue from products and services for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Product revenue	$708	$688	$1,932	$1,995
Professional services and installation services revenue	266	242	729	676
Recurring revenue, including maintenance and cloud revenue	703	683	2,080	2,022
Total revenue	$1,677	$1,613	$4,741	$4,693

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2015	$(172)	$23	$(1)	$(150)
Other comprehensive (loss) before reclassifications	(16)	—	3	(13)
Amounts reclassified from AOCI	—	(11)	2	(9)
Net current period other comprehensive (loss) income	(16)	(11)	5	(22)
Balance as of September 30, 2016	$(188)	$12	$4	$(172)

Reclassifications Out of AOCI

	For the three months ended September 30, 2016
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$(1)	$(3)	$—	$(4)
Selling, general and administrative expenses	1	(1)	—	—
Total before tax	$—	$(4)	$—	$(4)
Tax expense				2
Total reclassifications, net of tax				$(2)

	For the three months ended September 30, 2015
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	—	$(1)	$(3)	$(4)
Cost of services	—	(3)	—	(3)
Selling, general and administrative expenses	1	—	—	1
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	2	2
Total before tax	$1	$(5)	$(1)	$(5)
Tax expense				2
Total reclassifications, net of tax				$(3)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the nine months ended September 30, 2016
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$(1)	$(8)	$—	$(9)
Selling, general and administrative expenses	—	(4)	—	(4)
Research and development expenses	—	(2)	—	(2)
Interest expense	—	—	2	2
Total before tax	$(1)	$(14)	$2	$(13)
Tax expense				4
Total reclassifications, net of tax				$(9)

	For the nine months ended September 30, 2015
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$(1)	$(7)	$(8)
Cost of services	1	(8)	—	(7)
Selling, general and administrative expenses	1	(5)	—	(4)
Research and development expenses	—	(2)	—	(2)
Interest expense	—	—	4	4
Total before tax	$2	$(16)	$(3)	$(17)
Tax expense				6
Total reclassifications, net of tax				$(11)

15. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	September 30, 2016	December 31, 2015
Accounts receivable
Trade	$1,372	$1,259
Other	56	39
Accounts receivable, gross	1,428	1,298
Less: allowance for doubtful accounts	(41)	(47)
Total accounts receivable, net	$1,387	$1,251

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of inventory are summarized as follows:

In millions	September 30, 2016	December 31, 2015
Inventories
Work in process and raw materials	$176	$137
Finished goods	205	129
Service parts	395	377
Total inventories	$776	$643
The components of other current assets are summarized as follows:

In millions	September 30, 2016	December 31, 2015
Other current assets
Held for sale assets	$—	$89
Other	270	238
Total other current assets	$270	$327

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended September 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$352	$15	$441	$(100)	$708
Service revenue	410	9	550		969
Total revenue	762	24	991	(100)	1,677
Cost of products	277	14	337	(100)	528
Cost of services	321	3	348	—	672
Selling, general and administrative expenses	114	1	110	—	225
Research and development expenses	26	—	30	—	56
Restructuring-related charges	4	—	3	—	7
Total operating expenses	742	18	828	(100)	1,488
Income (loss) from operations	20	6	163	—	189
Interest expense	(40)	—	(18)	17	(41)
Other (expense) income, net	10	(6)	5	(17)	(8)
Income (loss) from continuing operations before income taxes	(10)	—	150	—	140
Income tax expense (benefit)	2	7	22	—	31
Income (loss) from continuing operations before earnings in subsidiaries	(12)	(7)	128	—	109
Equity in earnings of consolidated subsidiaries	119	115	—	(234)	—
Income (loss) from continuing operations	107	108	128	(234)	109
Income (loss) from discontinued operations, net of tax	(2)	—	—	—	(2)
Net income (loss)	$105	$108	$128	$(234)	$107
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$105	$108	$126	$(234)	$105
Total comprehensive income (loss)	109	104	133	(236)	110
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$109	$104	$132	$(236)	$109

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended September 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$301	$32	$703	$(348)	$688
Service revenue	394	8	523	—	925
Total revenue	695	40	1,226	(348)	1,613
Cost of products	224	13	623	(348)	512
Cost of services	282	3	359	—	644
Selling, general and administrative expenses	122	1	101	—	224
Research and development expenses	32	—	21	—	53
Restructuring-related charges	7	—	5	—	12
Total operating expenses	667	17	1,109	(348)	1,445
Income (loss) from operations	28	23	117	—	168
Interest expense	(41)	—	(19)	18	(42)
Other (expense) income, net	13	—	(2)	(18)	(7)
Income (loss) from continuing operations before income taxes	—	23	96	—	119
Income tax expense (benefit)	(10)	14	12	—	16
Income (loss) from continuing operations before earnings in subsidiaries	10	9	84	—	103
Equity in earnings of consolidated subsidiaries	93	113	—	(206)	—
Income (loss) from continuing operations	103	122	84	(206)	103
Income (loss) from discontinued operations, net of tax	(5)	—	1	—	(4)
Net income (loss)	$98	$122	$85	$(206)	$99
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$98	$122	$84	$(206)	$98
Total comprehensive income (loss)	60	50	45	(98)	57
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to NCR common stockholders	$60	$50	$48	$(98)	$60

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the nine months ended September 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$898	$70	$1,234	$(270)	$1,932
Service revenue	1,177	26	1,606	—	2,809
Total revenue	2,075	96	2,840	(270)	4,741
Cost of products	701	30	1,026	(270)	1,487
Cost of services	885	9	1,057	—	1,951
Selling, general and administrative expenses	361	3	314	—	678
Research and development expenses	83	—	76	—	159
Restructuring-related charges	10	—	3	—	13
Total operating expenses	2,040	42	2,476	(270)	4,288
Income (loss) from operations	35	54	364	—	453
Interest expense	(126)	—	(56)	52	(130)
Other (expense) income, net	35	(11)	(5)	(52)	(33)
Income (loss) from continuing operations before income taxes	(56)	43	303	—	290
Income tax expense (benefit)	(19)	32	62	—	75
Income (loss) from continuing operations before earnings in subsidiaries	(37)	11	241	—	215
Equity in earnings of consolidated subsidiaries	252	252	—	(504)	—
Income (loss) from continuing operations	215	263	241	(504)	215
Income (loss) from discontinued operations, net of tax	(2)	—	—	—	(2)
Net income (loss)	$213	$263	$241	$(504)	$213
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$213	$263	$241	$(504)	$213
Total comprehensive income (loss)	191	209	208	(424)	184
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(7)	—	(7)
Comprehensive income (loss) attributable to NCR common stockholders	$191	$209	$215	$(424)	$191

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the nine months ended September 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$878	$78	$1,599	$(560)	$1,995
Service revenue	1,109	23	1,566	—	2,698
Total revenue	1,987	101	3,165	(560)	4,693
Cost of products	683	32	1,384	(560)	1,539
Cost of services	792	8	1,361	—	2,161
Selling, general and administrative expenses	350	4	434	—	788
Research and development expenses	76	—	99	—	175
Restructuring-related charges	14	—	19	—	33
Total operating expenses	1,915	44	3,297	(560)	4,696
Income (loss) from operations	72	57	(132)	—	(3)
Interest expense	(128)	—	(58)	55	(131)
Other (expense) income, net	33	2	6	(55)	(14)
Income (loss) from continuing operations before income taxes	(23)	59	(184)	—	(148)
Income tax expense (benefit)	(9)	30	29	—	50
Income (loss) from continuing operations before earnings in subsidiaries	(14)	29	(213)	—	(198)
Equity in earnings of consolidated subsidiaries	(187)	(190)	—	377	—
Income (loss) from continuing operations	(201)	(161)	(213)	377	(198)
Income (loss) from discontinued operations, net of tax	(5)	—	1	—	(4)
Net income (loss)	$(206)	$(161)	$(212)	$377	$(202)
Net income (loss) attributable to noncontrolling interests	—	—	4	—	4
Net income (loss) attributable to NCR	$(206)	$(161)	$(216)	$377	$(206)
Total comprehensive income (loss)	(245)	(196)	(264)	457	(248)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to NCR common stockholders	$(245)	$(196)	$(261)	$457	$(245)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
September 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$12	$13	$293	$—	$318
Accounts receivable, net	50	26	1,311	—	1,387
Inventories	289	6	481	—	776
Due from affiliates	620	1,417	526	(2,563)	—
Other current assets	118	34	186	(68)	270
Total current assets	1,089	1,496	2,797	(2,631)	2,751
Property, plant and equipment, net	124	1	164	—	289
Goodwill	988	—	1,749	—	2,737
Intangibles, net	183	—	521	—	704
Prepaid pension cost	—	—	132	—	132
Deferred income taxes	442	152	81	(129)	546
Investments in subsidiaries	3,434	1,585	—	(5,019)	—
Due from affiliates	1,054	18	37	(1,109)	—
Other assets	390	58	104	—	552
Total assets	$7,704	$3,310	$5,585	$(8,888)	$7,711

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$46	$—	$210	$—	$256
Accounts payable	287	1	430	—	718
Payroll and benefits liabilities	108	1	103	—	212
Deferred service revenue and customer deposits	188	10	273	—	471
Due to affiliates	1,817	129	617	(2,563)	—
Other current liabilities	158	1	254	(68)	345
Total current liabilities	2,604	142	1,887	(2,631)	2,002
Long-term debt	3,028	—	5	—	3,033
Pension and indemnity plan liabilities	448	—	261	—	709
Postretirement and postemployment benefits liabilities	26	2	99	—	127
Income tax accruals	14	13	142	—	169
Due to affiliates	17	37	1,055	(1,109)	—
Other liabilities	60	11	209	(129)	151
Total liabilities	6,197	205	3,658	(3,869)	6,191
Redeemable noncontrolling interest	—	—	10	—	10
Series A convertible preferred stock	835	—	—	—	835
Stockholders’ equity
Total NCR stockholders’ equity	672	3,105	1,914	(5,019)	672
Noncontrolling interests in subsidiaries	—	—	3	—	3
Total stockholders’ equity	672	3,105	1,917	(5,019)	675
Total liabilities and stockholders’ equity	$7,704	$3,310	$5,585	$(8,888)	$7,711

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$359	$(103)	$116	$(3)	$369
Investing activities
Expenditures for property, plant and equipment	(16)	—	(29)	—	(45)
Additions to capitalized software	(70)	—	(45)	—	(115)
Proceeds from (payments of) intercompany notes	166	98	—	(264)	—
Investments in equity affiliates	(9)	—	—	9	—
Proceeds from divestiture	22	—	25	—	47
Other investing activities, net	(8)	—	—	—	(8)
Net cash provided by (used in) investing activities	85	98	(49)	(255)	(121)
Financing activities
Short term borrowings, net	(4)	—	2	—	(2)
Payments on term credit facilities	(78)	—	(6)	—	(84)
Payments on revolving credit facilities	(656)	—	(80)	—	(736)
Borrowings on revolving credit facilities	576	—	280	—	856
Repurchase of Company common stock	(250)	—	—	—	(250)
Debt issuance cost	(8)	—	—	—	(8)
Proceeds from employee stock plans	10	—	—	—	10
Other financing activities	—	—	(2)	—	(2)
Equity contribution	—	—	9	(9)	—
Dividend distribution to consolidated subsidiaries	—	—	(3)	3	—
Borrowings (repayments) of intercompany notes	—	—	(264)	264	—
Tax withholding payments on behalf of employees	(7)	—	—	—	(7)
Net cash provided by (used in) financing activities	(417)	—	(64)	258	(223)
Cash flows from discontinued operations
Net cash used in operating activities	(30)	—	—	—	(30)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(3)	—	(5)
Increase (decrease) in cash and cash equivalents	(3)	(7)	—	—	(10)
Cash and cash equivalents at beginning of period	15	20	293	—	328
Cash and cash equivalents at end of period	$12	$13	$293	$—	$318

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$235	$(226)	$451	$(44)	$416
Investing activities
Expenditures for property, plant and equipment	(16)	—	(31)	—	(47)
Additions to capitalized software	(72)	—	(45)	—	(117)
Proceeds from (payments of) intercompany notes	169	227	—	(396)	—
Investments in equity affiliates	(1)	—	—	1	—
Other investing activities, net	(7)	—	7	—	—
Net cash provided by (used in) investing activities	73	227	(69)	(395)	(164)
Financing activities
Payments on term credit facilities	(307)	—	(5)	—	(312)
Payments on revolving credit facilities	(404)	—	(573)	—	(977)
Borrowings on revolving credit facilities	404	—	477	—	881
Proceeds from employee stock plans	12	—	—	—	12
Equity contribution	—	—	1	(1)	—
Dividend distribution to consolidated subsidiaries	—	—	(44)	44	—
Borrowings (repayments) of intercompany notes	—	—	(396)	396	—
Tax withholding payments on behalf of employees	(10)	—	—	—	(10)
Net cash provided by (used in) financing activities	(305)	—	(540)	439	(406)
Cash flows from discontinued operations
Net cash used in operating activities	(27)	—	—	—	(27)
Effect of exchange rate changes on cash and cash equivalents	—	—	(27)	—	(27)
Increase (decrease) in cash and cash equivalents	(24)	1	(185)	—	(208)
Cash and cash equivalents at beginning of period	44	9	458	—	511
Cash and cash equivalents at end of period	$20	$10	$273	$—	$303

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the third quarter of 2016, each of which is discussed more fully in later sections of this MD&A:

•
Revenue increased approximately 4% from the prior year period, and increased 10% excluding unfavorable foreign currency impacts and adjusting for the divestiture of our Interactive Printer Solutions (IPS) business; and

•	Software revenue increased 8% from the prior year period, driven by software license growth of 25% and cloud growth of 7%.

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

Potentially significant risks to the execution of our initiatives include domestic and global economic and credit conditions including, in particular, market conditions and spending trends in the financial services industry; fluctuations in oil and commodity prices and their effects on local, regional and global market conditions; economic and market conditions in Russia, China and emerging markets, and the determination by the United Kingdom to exit the European Union and further potential changes in Eurozone participation; continued strengthening of the U.S. Dollar resulting in unfavorable foreign currency impacts; collectability difficulties in subcontracting relationships in emerging markets; competition that can drive further price erosion and the potential loss of market share; difficulties associated with the introduction of products in new self-service markets; market adoption of our products by customers; and management and servicing of our existing indebtedness.

Results from Operations

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

The following table shows our results for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2016	2015	2016	2015
Revenue	$1,677	$1,613	$4,741	$4,693
Gross margin	$477	$457	$1,303	$993
Gross margin as a percentage of revenue	28.4%	28.3%	27.5%	21.2%
Operating expenses
Selling, general and administrative expenses	$225	$224	$678	$788
Research and development expenses	56	53	159	175
Restructuring-related charges	7	12	13	33
Income (loss) from operations	$189	$168	$453	$(3)

The following table shows our revenue by region for the three months ended September 30:

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Americas	$986	58%	$899	56%	10%	15%
Europe, Middle East Africa (EMEA)	464	28%	489	30%	(5)%	6%
Asia Pacific (APJ)	227	14%	225	14%	1%	(2)%
Consolidated revenue	$1,677	100%	$1,613	100%	4%	10%

The following table shows our revenue by region for the nine months ended September 30:

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Americas	$2,724	58%	$2,576	55%	6%	9%
Europe, Middle East Africa (EMEA)	1,368	28%	1,434	31%	(5)%	1%
Asia Pacific (APJ)	649	14%	683	14%	(5)%	(5)%
Consolidated revenue	$4,741	100%	$4,693	100%	1%	5%

The following table shows our revenue by segment for the three months ended September 30:

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Software	$468	28%	$434	27%	8%	7%
Services	591	35%	563	35%	5%	6%
Hardware	618	37%	616	38%	—%	16%
Consolidated revenue	$1,677	100%	$1,613	100%	4%	10%

The following table shows our revenue by segment for the nine months ended September 30:

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Software	$1,339	28%	$1,288	27%	4%	4%
Services	1,708	36%	1,628	35%	5%	7%
Hardware	1,694	36%	1,777	38%	(5)%	3%
Consolidated revenue	$4,741	100%	4,693	100%	1%	5%

(1) The tables above each include a presentation of period-over-period revenue growth or decline on an adjusted constant currency basis, which is a non-GAAP measure that excludes the effects of foreign currency fluctuations and the impact of the IPS divestiture. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates and by excluding the prior period results of the divested IPS business for the comparable period after the completion of the sale. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations and adjusting for the impact of the IPS divestiture is useful for assessing the underlying performance of our business, and our management uses revenue growth adjusted for constant currency and the impact of the IPS divestiture to evaluate period-over-period operating performance. This non-GAAP measure should not be considered a substitute for, or superior to, period-over-period revenue growth under GAAP.

The following table provides a reconciliation of region revenue % growth (GAAP) to revenue % growth adjusted constant currency (non-GAAP) for the three and nine months ended September 30:

	Three months ended September 30				Nine months ended September 30
	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Americas	10%	1%	(6)%	15%	6%	—%	(3)%	9%
EMEA	(5)%	(6)%	(5)%	6%	(5)%	(4)%	(2)%	1%
APJ	1%	7%	(4)%	(2)%	(5)%	1%	(1)%	(5)%
Consolidated revenue	4%	—%	(6)%	10%	1%	(1)%	(3)%	5%

The following table provides a reconciliation of segment revenue % growth (GAAP) to revenue % growth adjusted constant currency (non-GAAP) for the three and nine months ended September 30:

	Three months ended September 30				Nine months ended September 30
	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Software	8%	1%	—%	7%	4%	—%	—%	4%
Services	5%	(1)%	—%	6%	5%	(2)%	—%	7%
Hardware	—%	(1)%	(15)%	16%	(5)%	(1)%	(7)%	3%
Consolidated Revenue	4%	—%	(6)%	10%	1%	(1)%	(3)%	5%

Revenue

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015, revenue increased 4%, and increased 10% on an adjusted constant currency basis, which excludes the impact of foreign currency and the impact of the IPS divestiture. Revenue increased in the three months ended September 30, 2016 due to growth in the Americas region. In the Americas region, the revenue increase was driven by growth in all operating segments.

The increase in Software revenue was driven by growth in software license, cloud and software maintenance revenue. The increase in Services revenue was driven by growth in both implementation services and hardware maintenance revenue. The slight increase in Hardware revenue was driven by growth in ATM revenue, self-checkout revenue and point-of-sale revenue partially offset by declines in IPS revenue as a result of the divestiture.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, revenue increased 1% and increased 5% on an adjusted constant currency basis. Revenue increased in the nine months ended September 30, 2016 primarily due to growth in the Americas region, partially offset by declines in certain countries in the EMEA and APJ regions. In the Americas region, the revenue increase was driven by growth in all operating segments.

The increase in Software revenue was driven primarily by growth in software maintenance and software license revenue, and to a lesser extent by an increase in cloud and professional services revenue. The increase in Services revenue was driven by growth in implementation services and hardware maintenance revenue. The decrease in Hardware revenue was driven by declines in ATM revenue, point-of-sale revenue and IPS revenue as a result of the divestiture, partially offset by growth in self-checkout revenue.

Gross Margin

Gross margin as a percentage of revenue in the three months ended September 30, 2016 was 28.4% compared to 28.3% in the three months ended September 30, 2015. Gross margin as a percentage of revenue increased primarily due to Software revenue growth and improved productivity, especially in the Services business.

Gross margin as a percentage of revenue in the nine months ended September 30, 2016 was 27.5% compared to 21.2% in the nine months ended September 30, 2015. Gross margin in the nine months ended September 30, 2015 included $302 million of pension mark-to-market adjustments, which primarily included the settlement of the UK London pension plan. Excluding this item, gross margin as a percentage of revenue decreased slightly primarily due to higher initial expenses associated with the roll-out of a new ATM product family and macroeconomic challenges in certain countries.

Operating Expenses

Selling, general and administrative expenses were $225 million, or 13.4% as a percentage of revenue, in the three months ended September 30, 2016 as compared to $224 million, or 13.9% as a percentage of revenue, in the three months ended September 30, 2015. Selling, general and administrative expenses in the three months ended September 30, 2016 included $17 million of acquisition-related amortization of intangibles, $1 million of costs relating to our business transformation initiative and $2 million of acquisition-related costs. Selling, general, and administrative expenses in the three months ended September 30, 2015 included $16 million of acquisition-related amortization of intangibles and $2 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses as a percentage of revenue decreased due to overall cost containment.

Selling, general and administrative expenses were $678 million, or 14.3% as a percentage of revenue, in the nine months ended September 30, 2016 as compared to $788 million, or 16.8% as a percentage of revenue, in the nine months ended September 30, 2015. Selling, general and administrative expenses in the nine months ended September 30, 2016 included $50 million of acquisition-related amortization of intangibles, $6 million of costs relating to our business transformation initiative and $5 million of acquisition-related costs. Selling, general, and administrative expenses in the nine months ended September 30, 2015 included $113 million of costs related to pension mark-to-market adjustments, which primarily included the settlement of the UK London pension plan, $47 million of acquisition-related amortization of intangibles, $7 million of acquisition-related costs and $1 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses as a percentage of revenue decreased due to overall cost containment.

Research and development expenses were $56 million, or 3.3% as a percentage of revenue, in the three months ended September 30, 2016 as compared to $53 million, or 3.3% as a percentage of revenue, in the three months ended September 30, 2015.

Research and development expenses were $159 million, or 3.4% as a percentage of revenue, in the nine months ended September 30, 2016 as compared to $175 million, or 3.7% as a percentage of revenue, in the nine months ended September 30, 2015. Research and development expenses in the nine months ended September 30, 2015 included $10 million of costs related to pension mark-to-market adjustments, which primarily included the settlement of the UK London pension plan. Excluding these costs, research and development expenses as a percentage of revenue decreased slightly from 3.5% in the nine months ended September 30, 2015 to 3.4% in the nine months ended September 30, 2016.

In the three months ended September 30, 2016, restructuring-related charges were $7 million, including $4 million of other exit costs and $3 million of severance and other employee-related costs. In the three months ended September 30, 2015, restructuring-related charges were $12 million, including $7 million of severance and other employee-related costs and $5 million of other exit costs.

In the nine months ended September 30, 2016, restructuring-related charges were $13 million, including $8 million of other exit costs, $3 million of severance and other employee-related costs and $2 million of asset-related charges. In the nine months ended September 30, 2015, restructuring-related charges were $33 million, including $16 million of asset-related charges, $10 million of other exit costs and $7 million of severance and other employee-related costs.

Interest and Other Expense Items

Interest expense was $41 million in the three months ended September 30, 2016 compared to $42 million in the three months ended September 30, 2015.

Other expense, net was $8 million in the three months ended September 30, 2016 compared to $7 million in the three months ended September 30, 2015. Other expense, net in the three months ended September 30, 2016 and 2015 included $7 million and $6 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Interest expense was $130 million in the nine months ended September 30, 2016 compared to $131 million in the nine months ended September 30, 2015. Interest expense in the nine months ended September 30, 2016 includes a $4 million write-off of deferred financing fees associated with the amendment of our senior secured credit facility.

Other expense, net was $33 million in the nine months ended September 30, 2016 compared to $14 million in the nine months ended September 30, 2015. Other expense, net in the nine months ended September 30, 2016 included losses of $25 million from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments and $5 million of losses associated with the IPS divestiture and entity liquidations. Other expense, net in the nine months ended September 30, 2015 included losses of $14 million from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $31 million and $16 million for the three months ended September 30, 2016 and 2015, respectively. The increase in income tax expense was primarily driven by a less favorable change in uncertain tax positions, including $17 million of income tax benefits for audit settlements in foreign jurisdictions in the three months ended September 30, 2015, partially offset by a favorable mix of earnings in continuing operations.

Income tax expense was $75 million and $50 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in income tax expense was primarily driven by a less favorable change in uncertain tax positions, including $17 million of income tax benefits for audit settlements in foreign jurisdictions in the nine months ended September 30, 2015, partially offset by a favorable mix of earnings in continuing operations, excluding the settlement of the UK London pension plan. During the nine months ended September 30, 2015 there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom. Refer to Note 7, “Employee Benefit Plans,” for additional discussion on the settlement of the UK London pension plan.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence.  This evidence includes historical taxable income/loss, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Given current earnings and anticipated future earnings at certain subsidiaries, the Company believes that there is a reasonable possibility sufficient positive evidence may become available that would allow the release of a valuation allowance within the next twelve months.

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

Software Segment

The following table shows the Software revenue and segment operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2016	2015	2016	2015
Revenue	$468	$434	$1,339	$1,288
Operating income	$146	$135	$405	$382
Operating income as a percentage of revenue	31.2%	31.1%	30.2%	29.7%

In the three months ended September 30, 2016 compared to the three months ended September 30, 2015, Software revenue increased 8%, driven by growth in software license, cloud and software maintenance revenue, which were up 25%, 7% and 7%, respectively. Software license growth was primarily due to store transformation and higher hardware revenue, cloud growth was due to prior period bookings in the financial services and hospitality industries and software maintenance growth was due to the growth in software license revenue in prior periods. Foreign currency fluctuations had a favorable impact on the revenue comparison of 1%.

In the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, Software revenue increased 4%, driven by growth in software maintenance and software license revenue, and to a lesser extent by an increase in cloud and professional services revenue. Software license revenue increased 9% primarily due to unattached software license revenue growth. Software maintenance revenue increased 7% due to the growth in software license revenue in prior periods. Foreign currency fluctuations did not impact the revenue comparison.

Operating income increased in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. The increase in operating income in both periods was driven by higher revenue.

Services Segment

The following table shows the Services revenue and segment operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2016	2015	2016	2015
Revenue	$591	$563	$1,708	$1,628
Operating income	$56	$49	$139	$133
Operating income as a percentage of revenue	9.5%	8.7%	8.1%	8.2%

In the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, Services revenue increased 5%, respectively, driven by growth in implementation, hardware maintenance and managed services revenue as a result of our focus on improving the customer experience. Foreign currency fluctuations had an unfavorable impact on the the three and nine months ended revenue comparison of 1% and 2%, respectively.

Operating income increased in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to higher revenue, operating leverage and improved productivity and efficiency.

Operating income increased in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to higher revenue and improved productivity and efficiency partially offset by higher expenses.

Hardware Segment

The following table shows the Hardware revenue and segment operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2016	2015	2016	2015
Revenue	$618	$616	$1,694	$1,777
Operating income	$28	$30	$32	$45
Operating income as a percentage of revenue	4.5%	4.9%	1.9%	2.5%

On May 27, 2016, NCR completed the sale of all but the Middle East and Africa (MEA) assets of its IPS business to Atlas Holdings LLC. Accordingly, the Hardware segment revenue and operating income results exclude the results of the IPS operations, except for the IPS MEA operations, from May 27, 2016 through the end of the third quarter of 2016.

In the three months ended September 30, 2016 compared to the three months ended September 30, 2015, Hardware revenue increased slightly, driven by increases in ATM revenue, SCO revenue, and POS revenue, partially offset by declines in IPS revenue due to the divestiture. ATM revenue increased mainly due to new product introduction and branch transformation. SCO revenue increased due to store transformation and POS revenue increased due to new product introductions and replacement cycles. Foreign currency fluctuations and the sale of the IPS business had an unfavorable impact on the revenue comparison of 1% and 15%, respectively.

In the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, Hardware revenue decreased 5%, driven by declines in ATM revenue, POS revenue, and IPS revenue, partially offset by growth in SCO revenue. ATM revenue declined mainly due to macroeconomic challenges. POS revenue declined due to seasonality and some shift from POS to SCO, which increased significantly year over year. Foreign currency fluctuations and the sale of the IPS business had an unfavorable impact on the revenue comparison of 1% and 7%, respectively.

Operating income decreased in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 driven by decreases in revenue in the nine months ended and decreases in the gross margin rate. The gross margin rate was negatively impacted by higher initial expenses from the roll-out of a new ATM product family and macroeconomic challenges.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $369 million in the nine months ended September 30, 2016 compared to $416 million in the nine months ended September 30, 2015.

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

	Nine months ended September 30
In millions	2016	2015
Net cash provided by operating activities	$369	$416
Less: Expenditures for property, plant and equipment	(45)	(47)
Less: Additions to capitalized software	(115)	(117)
Net cash used in discontinued operations	(30)	(27)
Free cash flow (non-GAAP)	$179	$225

The decrease in expenditures was due to planned spending reductions as compared to the prior year. The change in cash flows from discontinued operations from the prior year was due to increased litigation payments related to the Fox River and Kalamazoo River environmental matters.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment. During the nine months ended September 30, 2016, NCR completed the sale of its IPS business, excluding its MEA operations, to Atlas Holdings LLC for cash consideration of $47 million.

Our financing activities primarily include proceeds from employee stock plans, repurchase of NCR common stock and borrowings and repayments of credit facilities and notes. During the nine months ended September 30, 2016, we repurchased a total of $250 million of our common stock. During the nine months ended September 30, 2016 and 2015, proceeds from employee stock plans were $10 million and $12 million, respectively. During the nine months ended September 30, 2016 and 2015, we paid $7 million and $10 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings On March 31, 2016, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. As of September 30, 2016, the senior secured credit facility consisted of a term loan facility with an aggregate principal outstanding balance of $878 million. The revolving credit facility had an aggregate principal amount of $1.1 billion, of which $20 million was outstanding as of September 30, 2016. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2016, there were no letters of credit outstanding. As of December 31, 2015, the outstanding principal balance of the term loan facility was $956 million and the outstanding balance on the revolving facility was $100 million.

As of September 30, 2016 and December 31, 2015, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due in 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due in 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of September 30, 2016 and December 31, 2015, the Company had $200 million and zero, respectively, outstanding under the facility. The Company expects to renew the facility for an additional two-year term prior to its maturity in November 2016.

Employee Benefit Plans In 2016, we expect to make contributions of $35 million to the international pension plans, $33 million to the postemployment plan and $3 million to the postretirement plan. For additional information, refer to Note 7, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements.

Restructuring Program In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven consumer transaction technologies industry. Refer to Note 4, "Restructuring Plan," of the Notes to the Condensed Consolidated Financial Statements for additional discussion on our restructuring plan. As a result of the restructuring plan, in the nine months ended September 30, 2016 and 2015, the Company recorded total charges of $17 million and $36 million, respectively and made cash payments of $28 million and $51 million, respectively. The Company expects to achieve annualized run-rate savings of approximately $105 million in 2016. Our estimate of restructuring-related opportunities in connection with this restructuring plan for 2016 is approximately $20 million to $25 million.

During 2016, in addition to the above, we have been focused on accelerating our transformation by improving sales execution, increasing customer services productivity and loyalty, making software our business and optimizing our cost structure. We may identify additional restructuring activities as we operationalize the transformation initiatives.

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with Blackstone Capital Partners VI L.P. and Blackstone Tactical Opportunities L.L.C. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the nine months ended September 30, 2016, the Company paid dividends-in-kind of $35 million associated with the Series A Convertible Preferred Stock. As of September 30, 2016 and December 31, 2015, the Company had accrued dividends of $3 million and $4 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the nine months ended September 30, 2016 or 2015, respectively.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of September 30, 2016 and December 31, 2015, the maximum number of common shares that could be required to be issued if converted was 28.6 million and 27.4 million shares, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at September 30, 2016 and December 31, 2015 were $305 million and $317 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of September 30, 2016, our cash and cash equivalents totaled $318 million and our total debt was $3.29 billion. As of September 30, 2016, our borrowing capacity under the revolving credit facility was approximately $1.1 billion, and under our trade receivables securitization facility was zero, as it was fully drawn. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2015 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our required pension, postemployment, and postretirement plan contributions, remediation and other payments related to the Fox River and Kalamazoo River environmental matters, debt servicing obligations, payments related to the restructuring plan, and our operating requirements for the next twelve months.

Contractual and Other Commercial Commitments

There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2015, except as noted below.

On March 31, 2016, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. This transaction has significantly altered the contractual and other commercial commitments related to debt obligations and interest on debt obligations previously described in our Annual Report on Form 10-K for the year ended December 31, 2015. The following table outlines our future debt obligations and future interest on debt obligations as of September 30, 2016 with projected cash payments in the years shown:

In millions	Total Amounts	October 1, 2016 through December 31, 2016	2017 - 2018	2019 - 2020	2021 & Thereafter
Debt obligations	$3,320	$214	$113	$180	$2,813
Interest on debt obligations	843	42	286	277	238
Total obligations	$4,163	$256	$399	$457	$3,051

For purposes of this table, we used interest rates as of September 30, 2016 to estimate the future interest on debt obligations outstanding as of September 30, 2016 and have assumed no voluntary prepayments of existing debt. See Note 3, "Debt Obligations," of the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Report for additional disclosure related to our debt obligations and the related interest rate terms.

The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 8, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our 2015 Form 10-K and determined that there were no changes to our critical accounting policies in the nine months ended September 30, 2016. Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: domestic and global economic and credit conditions including, in particular, market conditions and spending trends in the financial services industry; fluctuations in oil and commodity prices and their effects on local, regional and global market conditions; economic and market conditions in Russia, China and emerging markets, and the determination by the United Kingdom to exit the European Union and further potential changes in Eurozone; the impact of our indebtedness and its terms on our financial and operating activities; the impact of the terms of our strategic relationship with Blackstone and our Series A Convertible Preferred Stock; foreign currency fluctuations; our ability to successfully introduce new solutions and compete in the information technology industry; the transformation of our business model and our ability to sell higher-margin software and services; our ability to improve execution in our sales and services organizations; defects or errors in our products or problems with our hosting facilities; compliance with data privacy and protection requirements; cybersecurity threats; manufacturing disruptions; collectability difficulties in subcontracting relationships in emerging markets; the historical seasonality of our sales; the availability and success of acquisitions, divestitures and alliances, including the divestiture of our Interactive Printer Solutions business; our pension strategy and underfunded pension obligation; the success of our ongoing restructuring plan; tax rates; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $24 million as of September 30, 2016 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the third quarter of 2016 compared to the third quarter of 2015 based on comparable weighted averages for our functional currencies, but had no impact on third quarter 2016 revenue versus third quarter 2015 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Historically, we have used derivative financial instruments, such as interest rate swaps, to manage exposure to fluctuations in interest rates in connection with our risk management policies. Approximately 66% of our borrowings were on a fixed rate basis as of September 30, 2016. The increase in pre-tax interest expense for the nine months ended September 30, 2016 from a hypothetical 100 basis point increase in variable interest rates would be approximately $8 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2016, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2016, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 1999, the Company’s Board of Directors authorized a share repurchase program that provided for the repurchase of up to $250 million of the Company's common stock, with no expiration from the date of authorization. On October 31, 2007 and July 28, 2010, the Board authorized the repurchase of an additional $250 million and $210 million, respectively, under this share repurchase program. As of September 30, 2016, this program had no amount available for further repurchases.

On July 20, 2016, the Board authorized a new $300 million share repurchase program, which replaced the 1999 Board of Directors share repurchase program. The timing and amount of repurchases under this new program will depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time. As of September 30, 2016, this program had $300 million available for repurchases.

In December 2000, the Board approved a systematic share repurchase program, with no expiration from the date of authorization, to be funded by the proceeds from the purchase of shares under the Company’s Employee Stock Purchase Plan and the exercise of stock options, for the purpose of offsetting the dilutive effects of the employee stock purchase plan and outstanding options.

On July 20, 2016, the Board authorized the termination of the 2000 Board of Directors share repurchase program, and on October 19, 2016, the Board approved a replacement program, with no expiration from the date of authorization, for the systematic repurchase of the Company’s common stock to offset the dilutive effects of the Company’s employee stock purchase plan, equity awards and in-kind dividends on the Company’s Series A Convertible Preferred Stock. Availability under the replacement program accrues quarterly based on the average value of dilutive issuances during the quarter. In addition, the remaining authorized availability under the 2000 Board of Directors share repurchase program was made available under the replacement program. Shares will be repurchased periodically on an ongoing basis, in the open market or through privately negotiated transactions, at management's discretion. As of September 30, 2016, approximately $87 million was available for repurchase under this dilution offset share repurchase program.

During the nine months ended September 30, 2016, the Company repurchased 10.0 million shares of its common stock for $250 million. No shares were repurchased during the three months ended September 30, 2016.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended September 30, 2016, 12,694 shares were purchased at an average price of $31.02 per share.

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

3.1	Articles of Amendment and Restatement of NCR Corporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2016).

3.2	Bylaws of NCR Corporation, as amended and restated on October 11, 2016 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of NCR Corporation dated October 11, 2016).

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2
Indenture, dated September 17, 2012, among NCR Corporation, as issuer, NCR International Inc. and Radiant Systems Inc. as subsidiary guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.01 to the Current Report on Form 8-K of NCR Corporation dated September 17, 2012).

4.3
Indenture, dated December 18, 2012, among NCR Corporation, as issuer, NCR International Inc. and Radiant Systems Inc. as subsidiary guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.01 to the Current Report on Form 8-K of NCR Corporation filed December 18, 2012).

4.4
Indenture, dated December 19, 2013, between NCR Escrow Corp. and U.S. Bank National Association relating to the $400 million aggregate principal amount of 5.875% senior notes due 2021 (the “5.875% Notes”) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of NCR Corporation dated December 19, 2013 (the “December 19, 2013 Form 8-K”)).

4.5
First Supplemental Indenture relating to the 5.875% Notes, dated January 10, 2014, among NCR Corporation, NCR International, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of NCR Corporation dated January 10, 2014 (the “January 10, 2014 Form 8-K”)).

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

10.1	Employment Contract, dated September 15, 2016, between NCR Corporation and Mark D. Benjamin.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	October 28, 2016	By:	/s/ Robert Fishman
Robert Fishman Executive Vice President and Chief Financial Officer