Form 10-K
period 2016-12-31
NCR CORP
filed 2017-02-24
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016, was approximately $3.4 billion. As of February 15, 2017, there were approximately 123.0 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2016 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks and registered marks of NCR Corporation and its subsidiaries, and of other companies, as indicated. Unless otherwise indicated, the terms “NCR,” the “Company,” “we,” “us,” and “our” refer to NCR Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to our plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of our control. Forward-looking statement are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those listed in Item 1A “Risk Factors,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I

Item 1.        BUSINESS
General

Businesses
NCR is a leading global provider of omni-channel technology solutions that help businesses connect, interact and transact with their customers. Our portfolio of self-service and assisted-service solutions are designed to allow businesses in the financial services, retail, hospitality, travel and telecommunications and technology industries to deliver a rich, integrated and personalized experience to consumers across physical and digital commerce channels. Our offerings include automated teller machines (ATMs), point of sale (POS) terminals and devices, self-service kiosks, omni-channel platform software and other software applications, and a complete suite of consulting, implementation, maintenance and managed services. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors. Our solutions create value for our customers by allowing them to address consumer demand for convenience, value and individual service across different commerce channels.

Industries Served
NCR provides specific solutions for customers of varying sizes in a range of industries such as financial services, retail, hospitality, travel and telecommunications and technology. NCR’s solutions are built on a foundation of long-established industry knowledge and consulting expertise, value-added software and hardware technology, and global implementation, consulting and customer support services.

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

On August 24, 2011, NCR completed the acquisition of Radiant Systems, Inc. (Radiant). The acquisition was completed through a tender offer and subsequent merger. Radiant was a leading provider of technology solutions for managing site operations in the hospitality and specialty retail industries.

On February 6, 2013, NCR completed the acquisition of Retalix Ltd. (Retalix). Retalix was a leading global provider of innovative retail software and was subsequently integrated into NCR's omni-channel solution offerings for the retail industry.

On January 10, 2014, NCR completed its acquisition of Digital Insight Corporation (Digital Insight). The Digital Insight acquisition and subsequent integration extended NCR's existing capabilities in the financial services industry to form a complete enterprise software platform across both physical and digital channels.

Significant Transactions
On May 27, 2016, NCR completed the sale of all but the Middle East and Africa (MEA) assets of its Interactive Printer Solutions (IPS) business to Atlas Holdings LLC for cash consideration of $47 million. In connection with the sale, NCR agreed to provide Atlas Holdings LLC with certain support services on a short-term basis following the closing under a transition services agreement.

Operating Segments
As of January 1, 2016, NCR began management of its business on a solution basis, changing from the previous model of management on a line of business basis. The new model is intended to drive improved execution on our software-driven business model, while allowing other revenue streams to contribute and add value towards our end-to-end solutions. As a result, we categorized our operations into three reportable segments: Software, Services and Hardware.
This change to our segment reporting for fiscal year 2016 and future periods is further described in Note 1, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The information required by Item 1 with respect to our reportable segments and financial information regarding our geographic areas and those reportable segments can be found in Item 7 of Part II of this Report under “Revenue and Operating Income by Segment” as well as in Item 8 of Part II of this Report as part of Note 13, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements and in Item 1A of this Report under "Multinational Operations," and is incorporated herein by reference.

Products and Services

We sell a portfolio of hardware, software and services that combine to provide businesses with solutions to connect, interact and transact with their customers. Our offerings fall into the following categories:

Software Solutions
Our software offerings include industry-based software platforms such as our Cx Banking self-service ATM software application suite (providing ATM management systems) for financial services, our Retail ONE and Aloha Enterprise software application suites for the retail and hospitality industries, and NCR Silver, a cloud-based POS system for small businesses. We also provide a portfolio of other industry-oriented software applications, which include cash management software, video banking software, fraud and loss prevention applications, check and document imaging, remote-deposit capture, and customer-facing digital banking applications, such as web-enablement and bill payment (including mobile bill payment), for the financial services industry; and secure electronic and mobile payment solutions, sector-specific point of sale software applications for quick-service restaurants, gas stations and other businesses, and back-office inventory and store and restaurant management applications, for the retail and hospitality industries. We also provide in-depth industry and solution based consulting and professional services focused on bank branch, store and restaurant design and optimization, and cloud hosting services. Our software platforms and applications, which are delivered on software as a service (SaaS), enterprise license and other bases, are designed to work seamlessly together, with our hardware products, or as stand-alone solutions. Our software solutions deliver a consistent and rich consumer experience across channels, while enabling businesses to digitize and automate labor-intensive processes, reduce costs and increase productivity.

Services
Services are an essential and integrated component of NCR’s complete solution offerings to help companies increase availability and security of consumer touchpoints, improve operational efficiency and enhance the customer experience. We provide global end-to-end services from assessment and preparation, to staging, installation and implementation, and maintenance and support. We also provide systems management and complete managed services for our product offerings. We also provide Predictive Services, a managed services offering, which is designed to predict and address information technology issues quickly before they happen. In addition, we provide installation, maintenance and managed services for third party networking products to a broad base of customers in the telecommunications and technology sectors, and we service third party computer hardware from select manufacturers who value and leverage our global service capability.

Hardware Products
We provide financial institutions, retailers and independent deployers with a suite of financial-oriented self-service hardware products. Our financial services hardware products include multi-function ATMs, interactive teller machines (ITMs), thin-client ATMs, cash dispensers, cash recycling ATMs and hardware for check and image processing. Our financial services hardware products are designed to quickly, reliably and securely process consumer banking transactions while providing low cost of ownership, efficiency and a modernized consumer experience. We also provide retail- and hospitality-oriented hardware products such as point of sale terminals, self-checkout kiosks, order and payment kiosks, bar code scanners, printers and peripherals, to retailers, restaurants, food service companies and entertainment and sports venues worldwide. Our retail and hospitality hardware products are designed to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. We also provide other self-service kiosks, such as self-check in/out kiosk solutions for airlines, hotels and casinos that allow guests to check in/out without assistance, wayfinding solutions (locating products or navigating through large, complex buildings and campuses), digital signage, bill payment kiosks and gift registries. These solutions create pleasant and convenient experiences for consumers and enable our customers to reduce costs. In addition, we resell third party networking products to a broad base of customers in the telecommunications and technology sectors.

Target Markets and Distribution Channels

NCR provides its software, services and hardware solutions to customers of varying sizes in the financial services, retail, hospitality, travel and telecommunications and technology industries.

Our financial solutions primarily serve the financial services industry with particular focus on retail banking, which includes traditional providers of consumer banking and financial services. These solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Customers are located throughout the world in both developed and emerging markets. We have historically sold most of our financial solutions through a direct sales channel, although a portion of revenue is derived through distributors and value-added resellers.

We provide self-service kiosk and POS solutions to the retail and hospitality industries. Retail customers include department stores, specialty retailers, mass merchandisers, catalog stores, supermarkets, hypermarkets, grocery stores, drug stores, wholesalers, convenience stores, petroleum outlets and small businesses. Hospitality customers include retailers, restaurants and food service providers, and sports and entertainment venues (including stadiums, arenas and cinemas) and small businesses. We also provide our self-service solutions to customers in the travel industry, including airlines, airports, car rental companies, and hotel/lodging operators. Self-service kiosk and POS solutions are sold through a direct sales force and through relationships with value-added resellers, distributors, dealers and other indirect sales channels.

We provide service and support for our products and solutions through services contracts with our customers. We have also established managed services contracts with key customers and continue to pursue additional managed services relationships. Longer term managed services arrangements can help improve the efficiency and performance of the customer’s business, and also increase the strategic and financial importance of its relationship with NCR. We also service competing technologies—for example, ToshibaTec retail technologies and Diebold Nixdorf ATMs. The primary sales channel for our services is our direct sales teams, which exist across all geographies where we operate around the world. Our services professionals provide these services directly to end customers.

Competition
We face a diverse group of competitors in the industries in which we sell our hardware, software and services solutions. The primary factors of competition can vary by geographic area where we operate around the world, but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; fit of the vendor’s strategic vision with the customer’s strategic direction; and quality of the vendor’s consulting, deployment and support services.
In the financial services industry, we face a variety of competitors, including Diebold Nixdorf Incorporated and Nautilus Hyosung, as well as many other regional firms, across all geographies where we operate around the world. Other competitors vary by product, service offering and geographic area, and include, among others, Fidelity National Information Services, Q2 Holdings and ACI Worldwide for imaging solutions.
We also face a variety of competitors in the retail and hospitality industries across all geographies. Our competitors vary by market segment, product, service offering and geographic area, and include ToshibaTec, Diebold Nixdorf, Fujitsu, Hewlett-Packard Inc., Honeywell, Oracle, Manhattan Associates and Datalogic, among others.

We face a diverse group of competitors in the travel industry. Competitors in the travel industry include Embross, SITA and IER, among others.

We face competition for services from other technology and service providers, as well as from independent service operators, in all geographies where we operate around the world. The primary services competitors are the companies identified above, as global technology providers continue to focus on services as a core business strategy. We also compete with a range of regional and local independent service operators across our various geographies.

Research and Development
We remain focused on designing and developing solutions that anticipate our customers’ changing technological needs as well as consumer preferences. Our expenses for research and development were $242 million in 2016, $230 million in 2015, and $263 million in 2014. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report under "Research and Development Costs," and is incorporated herein by reference.

Patents and Trademarks
NCR seeks patent protection for its innovations, including improvements, associated with its software, hardware, services, solutions, and developments, where such protection is likely to provide value to NCR. NCR owns more than 1,300 patents in the U.S. and numerous other patents in foreign countries. The foreign patents are generally counterparts of NCR’s U.S. patents. Many of the patents owned by NCR are licensed to others, and NCR is licensed under certain patents owned by others. NCR has active patent licensing and other monetization programs to drive additional value from its patent portfolio. NCR also has numerous patent applications pending in the U.S. and in foreign countries. NCR’s portfolio of patents and patent applications, in the aggregate, is of significant value to NCR.

NCR has registered certain trademarks and service marks in the U.S. and in a number of foreign countries. NCR considers the “NCR” and NCR logo marks and many of its other trademarks and service marks to be valuable assets.
Seasonality
Our sales are historically seasonal, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on variability in the volume, timing and mix of sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months. Information regarding seasonality and its potential impact on our business is included in Item 1A of this Report under the caption, “Operating Results Fluctuations,” and is incorporated herein by reference.

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
At December 31, 2016, we manufactured our ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; Puducherry, India and Chengalpattu, India. Our self-checkout solutions are manufactured in facilities located in Columbus, Georgia, USA and Budapest, Hungary. Our financial kiosk solutions are manufactured in facilities located in Beijing, China; Budapest, Hungary; Manaus, Brazil; Puducherry, India and Chengalpattu, India. Our POS terminals are manufactured in facilities located in Columbus, Georgia, USA; Beijing, China; Budapest, Hungary; Salzburg, Austria; and Adelaide, Australia, and certain hand-held solutions are manufactured in Salzburg, Austria. NCR outsources the manufacturing of its payment solutions for all geographies where we operate around the world, as well as the manufacturing of some POS terminals, printers, bar code scanners and various other kiosks.

Further information regarding the potential impact of these relationships on our business operations, and regarding sources and availability of raw materials, is also included in Item 1A of this Report under the caption “Reliance on Third Parties,” and is incorporated herein by reference.
Product Backlog

Our backlog was approximately $1.38 billion and $1.11 billion at December 31, 2016 and 2015, respectively. The backlog includes orders confirmed for products scheduled to be shipped as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty. Even when penalties for cancellation are provided for in a customer contract, we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have a significant portion of revenue derived from our growing service-based business (including our cloud and hosted businesses), for which backlog information is not measured. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenue for any future period.

Employees

On December 31, 2016, NCR had approximately 33,500 employees and contractors worldwide.

Environmental Matters

Compliance with federal, state, and local environmental regulations relating to the protection of the environment could have a material adverse impact on our capital expenditures, earnings or competitive position. While NCR does not currently expect to incur material capital expenditures related to compliance with such laws and regulations, and while we believe the amounts provided in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities in this area, there can be no assurances that environmental matters will not lead to a material adverse impact on our capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Fox River and Kalamazoo River matters, is reported in Item 8 of Part II of this Report as part of Note 10, "Commitments and Contingencies" and Note 18, "Subsequent Events" of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Further information regarding the potential impact of compliance with federal, state, and local environmental regulations is also included in Item 1A of this Report under the caption “Environmental,” and is incorporated herein by reference.

Executive Officers of the Registrant
The Executive Officers of NCR (as of February 24, 2017) are as follows:

Name	Age	Position and Offices Held
William R. Nuti	53	Chairman of the Board and Chief Executive Officer
Mark D. Benjamin	46	President and Chief Operating Officer
Michael B. Bayer	53	Executive Vice President, Global Sales
J. Robert Ciminera	59	Executive Vice President, Hardware Product Operations
Robert P. Fishman	53	Executive Vice President and Chief Financial Officer
Edward R. Gallagher	63	Senior Vice President, General Counsel and Corporate Secretary
Paul Langenbahn	48	Executive Vice President, Global Software
Andrea L. Ledford	51	Executive Vice President, Chief Administration Office, and Chief Human Resources Officer
Frederick ("Rick") Marquardt	58	Executive Vice President, Global Services

Set forth below is a description of the background of each of the Executive Officers.

William R. Nuti is NCR's Chairman of the Board and Chief Executive Officer, and prior to October 2016 Mr. Nuti also served as NCR's president. Mr. Nuti became a director of NCR on August 7, 2005 and became Chairman of the Board on October 1, 2007. Before joining NCR in August 2005, Mr. Nuti served as President and Chief Executive Officer of Symbol Technologies, Inc., an information technology company. Prior to that, he was Chief Operating Officer of Symbol Technologies. Mr. Nuti joined Symbol Technologies in 2002 following a 10 plus year career at Cisco Systems, Inc. where he advanced to the dual role of Senior Vice President of the company's Worldwide Service Provider Operations and U.S. Theater Operations. Prior to his Cisco experience, Mr. Nuti held sales and management positions at IBM, Netrix Corporation and Network Equipment Technologies. Mr. Nuti is also a director of Coach, Inc., where he is a member of its Audit, Human Resources, and Governance & Nominating Committees, and United Continental Holdings, Inc. where he is a member of its Finance Committee. Mr. Nuti previously served as a director of Sprint Nextel Corporation. He is also a member of the Georgia Institute of Technology advisory board and a trustee of Long Island University.

Mark D. Benjamin joined NCR as its President and Chief Operating Officer in October 2016. Prior to joining NCR, Mr. Benjamin spent 24 years in a series of global assignments with Automatic Data Processing, Inc. (ADP), which he joined in 1992. At ADP, Mr. Benjamin served from July 2013 to September 2016 as President of ADP’s Global Enterprise Solutions division, leading a team of 20,000 employees, and managing a multi-billion dollar portfolio of businesses serving clients in over 100 countries. Before that, Mr. Benjamin served as President, Employer Services International, from July 2011 to July 2013, as Senior Vice President, Services and Operations - Small Business Services and Total Source, from April 2008 to June 2011, and in various other operations-focused roles. Mr. Benjamin holds a bachelor’s degree in international finance and marketing from the University of Miami.

Michael B. Bayer became Executive Vice President, Global Sales, in January 2017, and from July 2014 to January 2017, Mr. Bayer acted as Senior Vice President and President, NCR Retail. Prior to joining NCR in July 2014, Mr. Bayer has held leadership roles at companies such as Motorola, Symbol Technologies and Cisco Systems, and most recently as President of Global Growth Markets for Avaya, a global provider of business communications, and collaboration systems. Prior to that, Mr. Bayer served as Avaya's EMEA President, where he led the region's sales and operations and worked with customers to deliver Unified Communications, IP Telephony and Contact Center solutions across EMEA. Mr. Bayer holds a master's degree in electronics and telecommunications from Fachhochschule WiirzburgSchweinfurt in Germany.

J. Robert Ciminera became NCR’s Executive Vice President, Hardware Product Operations, in January 2017, where he is responsible for NCR’s hardware product portfolio. Previously, Mr. Ciminera served as NCR’s Senior Vice President, Hardware Solutions and Global Operations from October 2015 to January 2017, as NCR’s Senior Vice President, Integrated Supply Chain Operations from May 2014 to October 2015, and as NCR’s Vice President, Strategic Sourcing and Chief Procurement Officer from February 2009, when he joined NCR, through May 2014. Before joining NCR, Mr. Ciminera served in various sourcing, supply chain and product management roles with Avaya, Motorola, Symbol Technologies and other technology companies.

Robert P. Fishman became Executive Vice President and Chief Financial Officer in April 2016, and served as Senior Vice President and Chief Financial Officer in from March 2010 to April 2016. Prior to becoming Chief Financial Officer, he was Interim Chief Financial Officer from October 2009 to March 2010, and Vice President and Corporate Controller from January 2007 to October 2009. From September 2005 to January 2007, Mr. Fishman was Assistant Controller and from January 2005 to September 2005, he was Director, Corporate Planning. Mr. Fishman joined NCR in 1993.

Edward R. Gallagher was named Senior Vice President, General Counsel and Secretary of NCR in October 2015, having served as Acting General Counsel since October 2014.  His prior position with NCR was Law Vice President, Litigation & Employment Law, commencing in 2003; he has also served in other positions within the NCR Law Department, including Chief Counsel of the former Systemedia Division.  Mr. Gallagher joined NCR in 1992.  Prior to that, Mr. Gallagher was an attorney in private practice with in San Francisco and in Boston. Mr. Gallagher holds a law degree from Yale Law School, as well as a master’s degree from Yale University in political science and international relations.  He has an undergraduate degree from the University of South Dakota.

Paul Langenbahn became NCR’s Executive Vice President, Global Software, in January 2017. From April 2014 to December 2016, Mr. Langenbahn served as Senior Vice President and President, Hospitality, and before that, following NCR’s acquisition of Radiant Systems, Inc. in 2011, he served as Vice President, Global Sales, Marketing and Services for NCR’s Hospitality division. Prior to joining NCR in 2011, Mr. Langenbahn was President of Radiant Systems’ Hospitality division, and he held various other leadership roles in sales, professional services, solution management and general management at Radiant Systems, where he was instrumental in the company’s development and growth.

Andrea L. Ledford became Executive Vice President, Chief Administration Office, and Chief Human Resources Officer in February 2016. Previously, Ms. Ledford was Senior Vice President, Corporate Services and Chief Human Resources Officer from November 2013 to January 2016, Senior Vice President and Chief Human Resources Officer, from June 2012 to November 2013, Senior Vice President, Human Resources, from June 2007 to June 2012, and Interim Senior Vice President, Human Resources from February 2007 to June 2007. Prior to assuming this position, she was Vice President, Human Resources, Asia/Pacific, and Europe, Middle East and Africa, from February 2006 to February 2007. Before joining NCR in February 2006, Ms. Ledford was EMEA Leader, Human Resources, at Symbol Technologies, Inc. from 2002 to February 2006 and held a variety of leadership roles at Cisco Systems, Inc. in EMEA, Asia/Pacific and Latin America.

Frederick ("Rick") Marquardt became NCR’s Executive Vice President, Global Services, Telecom & Technology and Enterprise Quality in January 2017. From April 2014 to December 2016, he served as NCR’s Executive Vice President, Services, Hardware Solutions and Enterprise Quality. Mr. Marquardt joined NCR in 2006, and until April 2014, he held a variety of roles at the company including Senior Vice President of Integrated Supply Chain from September 2013 to April 2014, Senior Vice President of Global Operations, Vice President of Manufacturing for NCR, and Vice President of Global Operations for NCR's Financial Industry Business Unit (also known as the Financial Services division). Prior to joining NCR, Mr. Marquardt worked for Motorola Corporation, where he held several leadership positions in operations and manufacturing.

Available Information
NCR makes available through its website at http://investor.ncr.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act). The SEC website (www.sec.gov) contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. Also, the public may read and copy any materials that NCR files or furnishes with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2017 Annual Meeting of Stockholders (the 2017 Proxy Statement), portions of which are incorporated herein by reference. NCR also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

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

Economic Pressures. Our business may be negatively affected by domestic and global economic and credit conditions. Our business is sensitive to the strength of domestic and global economic and credit conditions, particularly as they affect, either directly or indirectly, the financial services, retail and hospitality sectors of the economy. Economic and credit conditions are influenced by a number of factors, including political conditions, consumer confidence, unemployment levels, interest rates, commodity prices and the effects of government actions to address economic slow-downs and sovereign debt issues, improve global credit markets and generally stimulate economic growth. Uncertainty in Chinese economy, economic sanctions against Russia, the determination by the United Kingdom to exit the European Union, uncertainty over further potential changes in Eurozone participation, the potential for changes for global or regional trade agreements and the imposition of import or export tariffs, border adjustment taxes or protectionist trade policies, fluctuations in oil and commodity prices, market conditions and spending trends in the financial services industry, continuing sovereign debt crises in the Eurozone and elsewhere, and the uneven global economic recovery, among other things, have created a challenging and unpredictable environment in which to market the products and services of our various businesses across our different geographies and industries.

A negative economic climate could create financial pressures that impact the ability or willingness of our customers to make capital expenditures, thereby affecting their decision to purchase or roll out our products or services or, especially with respect to smaller customers, to pay accounts receivable owed to NCR. Additionally, if customers respond to a negative economic climate by consolidation, it could reduce our base of potential customers. Negative global economic conditions also may have a material effect on our customers’ ability to obtain financing for the purchase of our products and services from third party financing companies, which could adversely affect our operating results.

Indebtedness and Repurchase Obligations. Our substantial level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs. At December 31, 2016, we had approximately $3.08 billion of total indebtedness outstanding. Additionally, at December 31, 2016, we had approximately $1.10 billion of secured debt available for borrowing under our senior secured credit facility, and approximately $200 million of secured debt available for borrowing under our trade receivables securitization facility. This level of indebtedness could:

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

•	incur additional indebtedness;

•	create liens on, sell or otherwise dispose of, our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make certain investments or material acquisitions;

•	engage in sale-leaseback or hedging transactions;

•	repurchase our common stock, pay dividends or make similar distributions on our capital stock;

•	repay certain indebtedness;

•	engage in certain affiliate transactions; and

•	enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments.

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

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in these risk factors relating to indebtedness and repurchase obligations. The agreements relating to our debt limit but do not prohibit our ability to incur additional debt, and the amount of debt that we could incur could be substantial. In addition, certain types of liabilities are not considered “Indebtedness” under our senior secured credit facility or the indentures governing our senior unsecured notes, and the senior secured credit facility and indentures do not impose any limitation on the amount of liabilities incurred by the subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the indentures). Accordingly, we could incur significant additional debt or similar liabilities in the future, including additional debt under our senior secured credit facility, some of which could constitute secured debt. In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt or similar liabilities. If new debt or similar liabilities are added to our current debt levels, the related risks that we now face could increase.

Borrowings under our senior secured credit facility and trade receivables securitization facility bear interest at a variable rate, which subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. All of our borrowings under our senior secured credit facility and trade receivables securitization facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same. Although we may enter into interest rate swaps or similar instruments to reduce interest rate volatility in connection with our variable rate borrowings, we cannot provide assurances that we will be able to do so or that such swaps or instruments will be effective.

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

Business Model. If we are unsuccessful in transforming our business model, our operating results could be negatively impacted. In recent years, we have shifted our business model to become a global technology solutions company that uses software and value-added endpoints, coupled with higher-margin services and a focus on cloud and mobile, to help our customers deliver a rich, integrated and personalized experience to consumers across commerce channels. Our success depends heavily on our ability to continue to grow our higher-margin software and services businesses. Our ability to grow these businesses depends on a number of different factors including, among others, market acceptance of our software and cloud solutions; enabling our sales force to use a consultative selling model that better incorporates our comprehensive and new solutions; transforming our services performance, capabilities and coverage to align with and support our new solutions; managing professional services and other costs associated with large solution roll-outs; and integrating, developing and supporting software gained through acquisitions. In addition, development of these businesses may require increased capital and research and development expenses and resource allocation, and while we will seek to have the right level of investment and the right level of resources focused on these opportunities, these costs may reduce our gross margins and the return on these investments may be lower, or may develop more slowly, than we expect. In addition, we continue to pursue initiatives to expand our customer base by increasing our use of indirect sales channels, and by developing, marketing and selling solutions aimed at the small- to medium-business market. It is not yet certain whether these initiatives will yield the anticipated benefits, or whether our solutions will be compelling and attractive to small- and medium-sized businesses. If we are not successful in growing our higher-margin software and services businesses and expanding our customer base at the rate that we anticipate, we may not meet our growth and gross margin projections or expectations, and operating results could be negatively impacted.

Series A Convertible Preferred Stock. The issuance of shares of our Series A Convertible Preferred Stock to Blackstone and certain of its permitted transferees reduces the relative voting power of holders of our common stock, and the conversion and sale of those shares would dilute the ownership of such holders and may adversely affect the market price of our common stock. On December 4, 2015, we completed the sale of 820,000 shares of our Series A Convertible Preferred Stock to Blackstone and certain of its permitted transferees (the Blackstone Purchasers) pursuant to an Investment Agreement, dated November 11, 2015, between us and Blackstone (the Investment Agreement). As of December 31, 2016, these shares represented approximately 19% of our outstanding common stock, on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. The dividends are to be paid in-kind, through the issuance of additional shares of Series A Convertible Preferred Stock, for the first sixteen dividend payment dates, and thereafter in cash or in-kind at our option. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full.

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

In addition, the conversion of the Series A Convertible Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Convertible Preferred Stock could adversely affect prevailing market prices of our common stock. Under a customary registration rights agreement, in March 2016 we registered for resale the shares of Series A Convertible Preferred Stock, and the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock. The registration of these securities for resale will facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the Blackstone Purchasers of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The Blackstone Purchasers may exercise influence over us, including through their ability to designate and the ability of the Series A Convertible Preferred Stock holders to elect up to two members of our Board of Directors. As of December 31, 2016, the outstanding shares of our Series A Convertible Preferred Stock represented approximately 19% of our outstanding common stock, on an as-converted basis. In addition, the terms of the Investment Agreement and of the Series A Convertible Preferred Stock grant the Blackstone Purchasers consent rights, directly or through their ownership of the Series A Convertible Preferred Stock, with respect to certain actions by us, including:

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

The Investment Agreement also imposes a number of affirmative and negative covenants on us. As a result, the Blackstone Purchasers have the ability to influence the outcome of any matter submitted for the vote of the holders of our common stock. Blackstone and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

In addition, dividends on the Series A Convertible Preferred Stock accrue and are cumulative at the rate of 5.5% per annum, payable quarterly in arrears. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full. The dividends are to be paid in kind, through the issuance of additional shares of Series A Convertible Preferred Stock, for the first sixteen dividend payment dates, and thereafter in cash or in-kind at our option.

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

Data Privacy and Cybersecurity. Cybersecurity and data privacy issues could negatively impact our business. Our products and services, including our cloud and hosted solutions, facilitate financial and other transactions for the customers in the industries we serve. As a result, we collect, use, transmit and store certain of the transaction and personal information of our customers and the end-users of our solutions. We also may have access to transaction and personal information of our customers and their customers through or in the course of servicing our products or third party products. Additionally, we collect, use and store personal information of our employees and the personnel of our business partners, such as resellers, suppliers and contractors, in the ordinary course of business. While we have programs and measures in place designed to safeguard this data, and while we have implemented access controls designed to limit the risk of unauthorized use or disclosure by employees and contractors, the techniques used to obtain unauthorized access to this data are complex and changing, and may be difficult to detect for long periods of time. An attack, disruption, intrusion, denial of service, theft or other breach, or an inadvertent act by an employee or contractor, could result in unauthorized access to, or disclosure of, this data, resulting in claims, costs and reputational harm that could materially and adversely affect our operating results. We may also detect, or may receive notice from third parties (including governmental agencies) regarding potential vulnerabilities in our information technology systems, our products, or third party products used in conjunction with our products. Even if these potential vulnerabilities do not result in a data breach, their existence can adversely affect customer confidence and our reputation in the marketplace. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the cybersecurity landscape evolves, we may also find it necessary to make significant further investments to protect data and infrastructure. Additionally, we may be subject to the data security and data privacy laws of many jurisdictions, some of which may conflict with one another, and many of which are subject to frequent modification.

Product Defects and Errors. Defects, errors, installation difficulties or development delays could expose us to potential liability, harm our reputation and negatively impact our business. Many of our products are sophisticated and complex, and may incorporate third-party hardware and software. Despite testing and quality control, we cannot be certain that defects or errors will not be found in our products. If our products contain undetected defects or errors, or otherwise fail to meet our customers’ expectations, we could face the loss of customers, liability exposure and additional development costs. If defects or errors delay product installation or make it more difficult, we could experience delays in customer acceptance, or if our products require significant amounts of customer support, it could result in incremental costs to us. In addition, our customers who license and deploy our software may do so in both standard and non-standard configurations in different environments with different computer platforms, system management software and equipment and networking configurations, which may increase the likelihood of technical difficulties. Our products may be integrated with other components or software, and, in the event that there are defects or errors, it may be difficult to determine the origin of such defects or errors. Additionally, damage to, or failure or unavailability of, any significant aspect of our cloud hosting facilities could interrupt the availability of our cloud offerings, which could cause disruption for our customers, and, in turn, their customers, and expose us to liability. If any of these risks materialize, they could result in additional costs and expenses, exposure to liability claims, diversion of technical and other resources to engage in remediation efforts, loss of customers or negative publicity, each of which could impact our business and operating results.

Disruptions in our data center hosting facilities could adversely affect our business. Our software products are increasingly being offered and provided on a cloud or other hosted basis through data centers operated by the Company or third parties in the United States and other countries. In addition, certain of the applications and data that we use in our services offerings and our operations may be hosted or stored at such facilities. These facilities may be vulnerable to natural disasters, telecommunications failures and similar events, or to intentional acts of misconduct, such as security breaches or attacks. The occurrence of any of these events or acts, or any other unanticipated problems, at these facilities could result in damage to or the unavailability of these cloud hosting facilities. Such damage or unavailability could, despite existing disaster recovery and business continuity arrangements, interrupt the availability of our cloud offerings for our customers. We have from time to time experienced such interruptions and they may occur in the future. In addition, any such damage or unavailability could interrupt the availability of applications or data necessary to provide services or conduct critical operations. Interruptions in the availability of our cloud offerings or our ability to service our customers could result in the failure to meet contracted up-time or service levels, which could cause us to issue credits or pay penalties, or cause customers to terminate or not renew subscriptions. Interruptions could also expose us to liability claims, negative publicity and the need to engage in costly remediation efforts, any of which could impact our business and reduce our revenue.

Operating Results Fluctuations. Our revenue, operating results, and margins could fluctuate for a number of reasons, including those described below:

Foreign Currency. Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. Dollar. Overall, we have exposure to approximately 50 functional currencies. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted, and in 2016 a significant portion of our revenue was generated in currencies other than the U.S. Dollar. As a result, significant currency fluctuations could adversely affect our results of operations, including sales and gross margins. For example, an increase in the value of the U.S. Dollar relative to foreign currencies, which continued during 2016, could result in lower revenue and increased losses from currency exchange rates. We endeavor to mitigate some of the effects of currency fluctuations with our hedging strategies; however, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and our derivative instruments may not prove effective in reducing our exposures.

Manufacturing. At December 31, 2016, we manufactured our ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; Puducherry, India and Chengalpattu, India. Our self-checkout solutions are manufactured in facilities located in Columbus, Georgia, USA and Budapest, Hungary. Our financial kiosk solutions are manufactured in facilities located in Beijing, China; Budapest, Hungary; Manaus, Brazil; Puducherry, India and Chengalpattu, India. Our POS terminals are manufactured in facilities located in Columbus, Georgia, USA; Beijing, China; Budapest, Hungary; Salzburg, Austria; and Adelaide, Australia, and certain hand-held solutions are manufactured in Salzburg, Austria. NCR outsources the manufacturing in all geographic regions of its payment solutions, some POS terminals, printers, bar code scanners and various other kiosks.

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

Underfunded Pension Obligation. At December 31, 2016, our obligation for benefits under our pension plans was $3,357 million and our pension plan assets totaled $2,700 million, which resulted in an underfunded pension obligation of $657 million. While we rebalanced our U.S. and international plan assets in order to reduce volatility and made several discretionary contributions to our pension plans, our remaining underfunded pension obligation continues to require ongoing cash contributions. Our underfunded pension obligation also may be affected by future transfers and settlements relating to our international pension plans. For example, in 2015 we completed the transfer of our U.K. London pension plan to an insurer. The pension plan was overfunded, and the transfer resulted in a settlement loss of $427 million in the second quarter of 2015, and an offsetting decrease to prepaid pension costs in our consolidated balance sheet.

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

Income Taxes. We are a United States based multinational company subject to income taxes in the United States and a number of foreign jurisdictions. Our domestic and international tax liabilities are dependent on the distribution of our earnings among these different jurisdictions, and our provision for income taxes and cash tax liability could be adversely affected if the distribution of earnings is higher than expected in jurisdictions with higher statutory tax rates.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $840 million and $868 million at December 31, 2016 and 2015, respectively. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

In addition, changes in U.S. or foreign tax laws or tax rulings could affect our financial position and results of operations. For example, the U.S. is considering comprehensive corporate tax reform, including with respect to the corporate statutory tax rate and the elimination of certain corporate deductions and exclusions. These reforms could significantly change the corporate tax rate in the U.S. and international tax rules. Additionally, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organization for Economic Co-operation and Development (OECD) and European Union (EU) are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. These tax reform efforts, such as the OECD-led Based Erosion and Profit Sharing project (BEPS), are designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Although some countries have passed tax laws based on findings from the BEPS project, the final nature, timing and extent of any such tax reforms or other legislative or regulatory actions is unpredictable, and it is difficult to assess their overall effect. But, these changes could increase our effective tax rate and adversely impact our financial results.

We are also subject to ongoing audits of our income tax returns in various jurisdictions both in the U.S. and internationally. While we believe that our tax positions will be sustained, the outcomes of such audits could result in the assessment of additional taxes, which could adversely impact our cash flows and financial results.

Competition. If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products, making differentiation difficult. Our competitors include other large companies in the information technology industry, such as: Hewlett-Packard Inc., Diebold Nixdorf, Nautilus Hyosung, ToshibaTec, Micros (Oracle), Fujitsu, Q2 Holdings and ACI Worldwide, some of which have more financial and technical resources, or more widespread distribution and market penetration for their platforms and service offerings, than we do. In addition, we compete with companies in specific industry segments, such as entry-level ATMs, point-of-sale devices and imaging solutions. Our future competitive performance and market position depend on a number of factors, including our ability to:

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

Introduction of New Solutions. If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results will be impacted. The development process for our solutions requires high levels of innovation from our product development teams and suppliers of the components embedded or incorporated in our solutions. In addition, certain of our solutions, including our cloud solutions, may require us to build, lease or expand, and maintain, infrastructure (such as hosting centers) to support them. The development process also can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. We may not be able to anticipate our customers’ needs and technological and industry trends accurately, or to complete development of new solutions efficiently. In addition, contract terms, market conditions or customer preferences may affect our ability to limit, sunset or end-of-life our older products in a timely or cost-effective fashion. If any of these risks materialize, we may be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make assurances to customers regarding the operability and specifications of new technologies, and our results could be impacted if we are unable to deliver such technologies, or if such technologies do not perform as planned. Once we have developed new solutions, if we cannot successfully market and sell those solutions, our business and operating results could be impacted.

Multinational Operations. Our multinational operations, including in new and emerging markets, expose us to business and legal risks. For the years ended December 31, 2016 and 2015, the percentage of our revenue from outside of the United States was 53% and 54%, respectively, and we expect our percentage of revenue generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets, including Brazil, Russia, China, India, Africa, and the Middle East, among others. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations, our ability to manufacture and sell our solutions internationally, including in new and emerging markets, is subject to risks, which include, among others:

•	the impact of ongoing and future economic, credit and sovereign debt conditions on the stability of national and regional economies and industries within those economies;

•	political conditions and local regulations that could adversely affect demand for our solutions, our ability to access funds and resources, or our ability to sell products in these markets;

•	the impact of a downturn in the global economy, or in regional economies, on demand for our products;

•	currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•	limited availability of local currencies to pay vendors, employees and third parties and to distribute funds outside of the country;

•	changes to global or regional trade agreements that could limit our ability to sell products in these markets;

•	the imposition of import or export tariffs, border adjustment taxes, trade policies or import and export controls that could increase the expense of, or limit demand for our products;

•	changes to and compliance with a variety of laws and regulations that may increase our cost of doing business or otherwise prevent us from effectively competing internationally;

•	government uncertainty or limitations on the ability to enforce legal rights and remedies, including as a result of new, or changes to, laws and regulations;

•	reduced protection for intellectual property rights in certain countries;

•	implementing and managing systems, procedures and controls to monitor our operations in foreign markets;

•	changing competitive requirements and deliverables in developing and emerging markets;

•	longer collection cycles and the financial viability and reliability of contracting partners and customers;

•	managing a geographically dispersed workforce, work stoppages and other labor conditions or issues;

•	disruptions in transportation and shipping infrastructure; and

•	the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

Environmental. Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in a number of jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River and Kalamazoo River matters, as further described in Note 10, "Commitments and Contingencies" and Note 18, "Subsequent Events" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report; in “Environmental Matters” within Item 1 of Part I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this discussion of risk factors.

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

Further, we may make acquisitions and investments in order to acquire or obtain access to new technology or products that expand our offerings. There is risk that the new technology or products may not perform as anticipated and may not meet estimated growth projections or expectations, or investment recipients may not successfully execute their business plans. There is also risk that key employees of an acquired business may not remain with us as long as expected. In the event that these risks materialize, we may not be able to fully realize the benefit of our investments, and our operating results could be adversely affected. An acquisition or alliance, and the integration of an acquired business, may also disrupt our ongoing business or we may not be able to successfully incorporate acquired products, services or technologies into our solutions and maintain quality. Further, we may not achieve the projected synergies once we have integrated the business into our operations, which may lead to additional costs not anticipated at the time of acquisition.

Circumstances associated with divestitures could adversely affect our results of operations and financial condition. In May 2016, we completed the sale of most of the assets of our Interactive Printer Solutions (IPS) business to Atlas Holdings, LLC, and in June 2012 we completed the divestiture of our entertainment business to Redbox Automated Retail, LLC. We continue to evaluate the strategic fit of our other businesses and products and may decide to sell a business or product based on such an evaluation. Despite a decision to divest a business or product, we may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner. In addition, prospective buyers may have difficulty obtaining financing. Divestitures, including the divestiture of the IPS business, could involve additional risks, including:

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

Work Environment. Continuous improvement, customer experience, restructuring and cost reduction initiatives could negatively impact productivity and business results. In the past, we have undertaken restructuring plans, and, in addition, as part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our internal organizational structure and resources. These activities could temporarily result in reduced productivity levels. If we are not able to timely execute on these initiatives, or if the costs to complete these initiatives is higher than anticipated, our results of operations or financial condition could be adversely affected. In addition to these initiatives, we have initiatives to grow and expand our software business, enable our sales force to better sell our solutions, invest in our software and cloud solutions and improve the experience of our customers. We typically have many such initiatives underway. If we are not successful in implementing and managing these various initiatives and minimizing any resulting loss in productivity, we may not be able to achieve targeted cost savings or productivity gains, and our business and operating results could be negatively impacted.

We have also announced a plan to relocate our world headquarters, and from time to time we may undertake similar projects with respect to our office, manufacturing or other facilities. Implementation of relocation plans such as these could result in business disruption due to a lack of business continuity, which, among other things, could have a negative impact on our productivity and business and operating results.

If we do not attract and retain quality employees, we may not be able to meet our business objectives. Our employees are vital to our success, including the successful transformation of the Company into a software and solutions driven business. Our ability to attract and retain highly skilled software development, technical, sales, consulting and other key personnel, including key personnel of acquired businesses, is critical, as these key employees are difficult to replace. If we are unable to attract or retain highly qualified employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be negatively impacted.

Our ability to effectively manage our business could be negatively impacted if we do not invest in and maintain reliable technology infrastructure and information systems. It is periodically necessary to add to, replace, upgrade or modify our technology infrastructure and internal information systems. If we are unable to expand, replace, upgrade or modify such systems in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and, therefore, our financial condition, results of operations, or ability to comply with legal and regulatory reporting obligations, may be negatively impacted.

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

Internal Controls. If we do not maintain effective internal controls, accounting policies, practices, and information systems necessary to ensure reliable reporting of our results, our ability to comply with our legal obligations could be negatively affected. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with applicable accounting standards, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we continue to implement a worldwide Enterprise Resource Planning (ERP) system. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition, results of operations, or compliance with legal obligations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of Part II of this Report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

As of December 31, 2016, NCR operated 218 facilities consisting of approximately 5.9 million square feet in 62 countries throughout the world. On a square footage basis, 24% of these facilities are owned and 76% are leased. Within the total facility portfolio, NCR operates 16 research and development and manufacturing facilities totaling 1.5 million square feet, 65% of which is leased. The remaining 4.4 million square feet of space includes office, repair, and warehousing space and other miscellaneous sites, and is 80% leased. NCR also owns 8 land parcels totaling 3.0 million square feet in 3 countries.

NCR is headquartered in Duluth, Georgia, USA. Our address at our corporate headquarters is 3097 Satellite Boulevard, Duluth, Georgia, 30096, USA.

Item 3.        LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 10, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NCR common stock is listed on the New York Stock Exchange (NYSE) and trades under the symbol “NCR”. There were approximately 95,884 holders of NCR common stock as of February 15, 2017. The following table presents the high and low per share prices for NCR common stock for each quarter of 2016 and 2015 as reported on the NYSE.

	2016			2015
	High	Low		High	Low
1st quarter	$30.14	$18.02	1st quarter	$30.86	$24.83
2nd quarter	$31.84	$25.20	2nd quarter	$36.50	$27.27
3rd quarter	$34.99	$26.21	3rd quarter	$32.09	$21.79
4th quarter	$42.07	$29.83	4th quarter	$27.80	$22.52

Dividends

Historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future. The declaration of dividends is restricted under our senior secured credit facility and the terms of the indentures for our senior unsecured notes, and would be further subject to the discretion of NCR’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2011 through December 31, 2016.

Comparison of Cumulative Five Year Total Return [1]

NCR Corporation
S&P 500 Stock Index
S&P 500 Information Technology Sector
S&P MidCap 400 Stock Index
$350
$300
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016

Company / Index	2012	2013	2014	2015	2016
NCR Corporation	$155	$207	$117	$149	$246
S&P 500 Stock Index	$116	$154	$175	$177	$198
S&P 500 Information Technology Sector	$115	$147	$177	$188	$214
S&P MidCap 400 Stock Index	$118	$157	$173	$169	$204

(1)	In each case, assumes a $100 investment on December 31, 2011, and reinvestment of all dividends, if any.

Purchase of Company Common Stock

On July 20, 2016, the Board authorized a share repurchase program that provides for the repurchase of up to $300 million of the Company's common stock, with no expiration from the date of authorization. This share repurchase program replaced the Company's October 1999 Board of Directors share repurchase program. The timing and amount of repurchases under this new program depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time. As of December 31, 2016, this program had $300 million available for repurchases.

On July 20, 2016, the Board authorized the termination of the 2000 Board of Directors dilution offset share repurchase program, and on October 19, 2016, the Board approved a replacement share repurchase program, with no expiration from the date of authorization, for the systematic repurchase of the Company’s common stock to offset the dilutive effects of the Company’s employee stock purchase plan, equity awards and in-kind dividends on the Company’s Series A Convertible Preferred Stock. Availability under the replacement program accrues quarterly based on the average value of dilutive issuances during the quarter. In addition, the remaining authorized availability under the 2000 Board of Directors dilution offset share repurchase program was made available under the replacement program. Shares may be repurchased periodically on an ongoing basis, in the open market or through privately negotiated transactions, at management's discretion. As of December 31, 2016, approximately $120 million was available for repurchase under the replacement program.

The Company occasionally purchases vested restricted stock shares at the current market price to cover withholding taxes. For the three months ended December 31, 2016, 275,865 shares of vested restricted stock were purchased at an average price of $30.61 per share.

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

Item 6.        SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts
For the years ended December 31	2016	2015	2014	2013	2012
Continuing Operations (a,c)
Revenue	$6,543	$6,373	$6,591	$6,123	$5,730
Income from operations	$599	$135	$353	$666	$748
Interest expense	$(170)	$(173)	$(181)	$(103)	$(42)
Income tax expense (benefit)	$92	$55	$(48)	$98	$223
Income (loss) from continuing operations attributable to NCR common stockholders	$283	$(154)	$181	$452	$475
(Loss) income from discontinued operations, net of tax	$(13)	$(24)	$10	$(9)	$6
Basic earnings (loss) per common share attributable to NCR common stockholders:
From continuing operations (a,c)	$1.86	$(0.94)	$1.08	$2.73	$2.98
From discontinued operations	$(0.10)	$(0.15)	$0.06	$(0.05)	$0.04
Total basic earnings (loss) per common share	$1.76	$(1.09)	$1.14	$2.68	$3.02
Diluted earnings (loss) per common share attributable to NCR common stockholders: (b)
From continuing operations (a,c)	$1.80	$(0.94)	$1.06	$2.67	$2.90
From discontinued operations	$(0.10)	$(0.15)	$0.06	$(0.05)	$0.04
Total diluted earnings (loss) per common share	$1.71	$(1.09)	$1.12	$2.62	$2.94
Cash dividends per share	$—	$—	$—	$—	$—
As of December 31
Total assets	$7,673	$7,635	$8,566	$8,061	$6,341
Total debt	$3,051	$3,252	$3,618	$3,307	$1,935
Series A convertible preferred stock	$847	$798	$—	$—	$—
Total NCR stockholders' equity	$695	$720	$1,871	$1,769	$1,252
Number of employees and contractors	33,500	32,600	30,200	29,300	25,700

(a)
Continuing operations excludes the costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including those relating to the Fox River, Japan and Kalamazoo River matters and the results from our disposed healthcare solutions and Entertainment businesses.

(b)
See Note 1, “Basis of Presentation and Significant Accounting Policies” for further discussion of the diluted earnings (loss) per common share attributable to NCR common stockholders from continuing operations, discontinued operations and total.

(c)	The following income (expense) amounts, net of tax are included in income from continuing operations attributable to NCR for the years ended December 31:

In millions	2016	2015	2014	2013	2012
Pension mark-to-market adjustments	$(78)	$(445)	$(63)	$65	$155
Restructuring/Transformation costs	(21)	(50)	(116)	—	—
Acquisition related amortization of intangibles	(83)	(85)	(80)	(48)	(25)
Acquisition related costs	(5)	(8)	(20)	(36)	(16)
Divestiture and liquidation losses	(5)	(29)	—	—	—
Reserve related to subcontract in MEA	—	(13)	—	—	—
OFAC and FCPA investigations	—	—	(2)	(2)	(2)
Japan valuation reserve release	—	—	—	15	—
Impairment charges	—	—	—	—	(7)
Total	$(192)	$(630)	$(281)	$(6)	$105

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR is a leading global provider of omni-channel technology solutions that help businesses connect, interact and transact with their customers. Our portfolio of self-service and assisted-service solutions are designed to allow businesses in the financial services, retail, hospitality, travel and telecommunications and technology industries to deliver a rich, integrated and personalized experience to consumers across physical and digital commerce channels. Our offerings include automated teller machines (ATMs), point of sale (POS) terminals and devices, self-service kiosks, omni-channel platform software and other software applications, and a complete suite of consulting, implementation, maintenance and managed services. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors. Our solutions create value for our customers by allowing them to address consumer demand for convenience, value and individual service across different commerce channels.

We have three operating segments: Software, Services, and Hardware. Each of our operating segments derives its revenue in each of the sales theaters in which NCR operates. As of January 1, 2016, NCR began management of its business on a solution basis, changing from the previous model of management on a line of business basis. This change to our segment reporting for fiscal year 2016 and future periods is further described in Note 1, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Our solutions are based on a foundation of long-established industry knowledge and consulting expertise, value-added software, hardware technology and global customer support services.

NCR’s reputation is founded upon over 132 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.

2016 OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2016:

•
Revenue increased approximately 3% from the prior year period, and increased 7% excluding unfavorable foreign currency impacts and adjusting for the divestiture of our Interactive Printer Solutions (IPS) business.

•
Software-related revenue, which we measure by combining software license and maintenance revenue, cloud revenue and professional services revenue associated with software delivery, was $1,841 million and $1,747 million in 2016 and 2015, respectively, including year-over-year unfavorable foreign currency impacts of approximately 1% in 2016.

•	We generated cash flows from operations and free cash flow of $894 million and $628 million, respectively, in 2016.

•
The Company repurchased approximately 10.0 million shares of its common stock for $250 million in the first half of 2016 and subsequently announced a new $300 million share repurchase program and a replacement for the Company's dilution offset share repurchase program.

OVERVIEW OF STRATEGIC INITIATIVES AND TRENDS

The rise of digital commerce, mobile engagement and globalization have dramatically altered the relationship between business and consumer. The growing influence of big data, the Internet of things and the cloud are driving the next generation of changes in consumer behavior. Consumers increasingly expect businesses to provide a rich, integrated and personalized experience across all commerce channels, including in-store, online and mobile. NCR is at the forefront of this shift to an omni-channel experience, working to provide the solutions that will form the end-to-end platforms by which businesses connect, interact and transact with consumers. Our long-term strategy is built on being a global technology solutions company that uses software and value-added endpoints, coupled with higher-margin services and a focus on cloud and mobile, to help our customers deliver on the promise of an omni-channel experience.

To deliver on our strategy, we are focused on sales enablement, services transformation, evolving our software business model,investing in innovation and cultivating our culture and team.

•
Sales Enablement - Providing our sales force with the training, tools and processes necessary for consultative selling, supported by a strong solutions management function that innovates the way in which we go to market, and expanding our organization of channel partners.

•
Services Transformation - Driving improved services performance by focusing on a higher mix of managed services, improving our productivity and efficiency, expanding our remote diagnostics and repair capabilities and creating greater discipline in our product lifecycle management.

•
Evolving our Business Model - Continuing the shift in our business model to provide innovative end-to-end software platform solutions for our customers, with best in class software support while keeping an efficient cost structure to create competitive advantage.

•
Investing in Innovation - Optimizing our operating model and prioritizing investments in areas with the greatest potential for profitable growth, such as cloud solutions and professional, managed and other services.

•
Cultivating our Culture and Team - Organizing and recruiting with an eye toward the future, and investing in, training and developing our employees to accelerate the delivery of our innovative solutions and to focus on the needs of our customers and changes in consumer behavior.

We plan, in pursuing our strategy, to continue to manage our costs effectively, to selectively pursue strategic acquisitions that promote growth and improve gross margin, and to selectively penetrate market adjacencies in single and emerging growth industry segments.

Potentially significant risks to the execution of our initiatives include domestic and global economic and credit conditions including, in particular, uncertainty in the Chinese economy and economic sanctions against Russia, the determination by Britain to exit the European Union and further potential changes in Eurozone participation, the potential for changes to global or regional trade agreements or the imposition of protectionist trade policies, and the imposition of import or export tariffs or border adjustments; continued strengthening of the U.S. Dollar resulting in unfavorable foreign currency impacts; collectability difficulties in subcontracting relationships in Middle East and Africa; the possibility of disruptions in or problems with our data center hosting facilities; cybersecurity risks and compliance with data privacy and protection requirements; competition that can drive further price erosion and the potential loss of market share; difficulties associated with the introduction of products in new markets; market adoption of our products by customers; and management and servicing of our existing indebtedness. For further information on potential risks and uncertainties see Item 1A "Risk Factors."

RESULTS OF OPERATIONS

The following table shows our results for the years ended December 31:

In millions	2016	2015	2014
Revenue	$6,543	$6,373	$6,591
Gross margin	1,782	1,469	1,732
Gross margin as a percentage of revenue	27.2%	23.1%	26.3%
Operating expenses
Selling, general and administrative expenses	$926	$1,042	$1,012
Research and development expenses	242	230	263
Restructuring-related charges	15	62	104
Income from operations	$599	$135	$353

The following tables show our revenue by geographic theater for the years ended December 31:

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Americas	$3,743	57%	$3,499	55%	7%	11%
Europe, Middle East Africa (EMEA)	1,896	29%	1,964	31%	(3)%	2%
Asia Pacific (APJ)	904	14%	910	14%	(1)%	1%
Consolidated revenue	$6,543	100%	$6,373	100%	3%	7%

In millions	2015	% of Total	2014	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$3,499	55%	$3,357	51%	4%	7%
Europe, Middle East Africa (EMEA)	1,964	31%	2,184	33%	(10)%	1%
Asia Pacific (APJ)	910	14%	1,050	16%	(13)%	(5)%
Consolidated revenue	$6,373	100%	$6,591	100%	(3)%	3%

The following table shows our revenue by segment for the years ended December 31:

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Software	$1,841	28%	$1,747	27%	5%	6%
Services	2,306	35%	2,218	35%	4%	6%
Hardware	2,396	37%	2,408	38%	—%	9%
Consolidated revenue	$6,543	100%	$6,373	100%	3%	7%

In millions	2015	% of Total	2014	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Software	$1,747	27%	$1,748	27%	—%	4%
Services	2,218	35%	2,272	34%	(2)%	5%
Hardware	2,408	38%	2,571	39%	(6)%	1%
Consolidated revenue	$6,373	100%	$6,591	100%	(3)%	3%

(1) The tables above each include a presentation of period-over-period revenue growth or decline on an adjusted constant currency basis, which is a non-GAAP measure that excludes the effects of foreign currency fluctuations and the impact of the IPS divestiture. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates, and for the 2016 comparison, by excluding the prior period results of the divested IPS business for the comparable period after the completion of the sale in May 2016. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations and adjusting for the impact of the IPS divestiture is useful for assessing the underlying performance of our business, and our management uses revenue growth adjusted for constant currency and the impact of the IPS divestiture to evaluate period-over-period operating performance. This non-GAAP measure should not be considered a substitute for, or superior to, period-over-period revenue growth under GAAP.

The following table provides a reconciliation of region revenue % growth (GAAP) to revenue % growth adjusted constant currency (non-GAAP) for the years ended December 31:

	2016				2015
	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	7%	—%	(4)%	11%	4%	(3)%	7%
EMEA	(3)%	(2)%	(3)%	2%	(10)%	(11)%	1%
APJ	(1)%	—%	(2)%	1%	(13)%	(8)%	(5)%
Consolidated revenue	3%	(1)%	(3)%	7%	(3)%	(6)%	3%

The following table provides a reconciliation of segment revenue % growth (GAAP) to revenue % growth adjusted constant currency (non-GAAP) for the years ended December 31:

	2016				2015
	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Software	5%	(1)%	—%	6%	—%	(4)%	4%
Services	4%	(2)%	—%	6%	(2)%	(7)%	5%
Hardware	—%	—%	(9)%	9%	(6)%	(7)%	1%
Consolidated Revenue	3%	(1)%	(3)%	7%	(3)%	(6)%	3%

2016 compared to 2015 results discussion

Revenue

Revenue increased 3% in 2016 from 2015 due to growth in the Americas theater for all operating segments. Foreign currency fluctuations and the IPS divestiture unfavorably impacted the revenue comparison by 1% and 3%, respectively.

Software revenue increased 5% driven by growth in all of our software revenue streams, which include software license, software maintenance, cloud, and professional services. Services revenue increased 4% from 2015 driven by growth in both implementation services and hardware maintenance services as a result of our focus on improving the customer experience. Hardware revenue was flat due to growth in ATM revenue and self-checkout revenue offset by declines in point-of-sale revenue and consumables revenue as a result of the IPS divestiture.

Gross Margin

Gross margin as a percentage of revenue was 27.2% in 2016 compared to 23.1% in 2015. Gross margin for the year ended December 31, 2016 included $38 million in pension mark-to-market adjustments, $4 million related to restructuring and transformation costs, and $58 million related to amortization of acquisition related intangible assets. Gross margin for the year ended December 31, 2015 included $313 million related to pension mark-to-market adjustments, which primarily included the settlement of the UK London pension plan, $12 million related to restructuring and $63 million related to amortization of acquisition related intangible assets. Excluding these items, gross margin was slightly down, due to investment associated with new hardware product introductions offset by growth in our Software segment.

2015 compared to 2014 results discussion

Revenue

Revenue decreased 3% in 2015 from 2014 due to declines in the EMEA and APJ theaters for all operating segments, partially offset by an increase in the Americas theater for all operating segments. Foreign currency fluctuations had a 6% unfavorable impact on revenue for the year. Digital Insight generated $349 million of revenue from the date of acquisition, January 10, 2014, through December 31, 2014.

Software revenue was flat with growth in cloud and software maintenance offset by declines in software license and professional services. Services revenue decreased from 2014 driven primarily by declines in hardware maintenance services. Hardware revenue was down from 2014 due to declines in ATM revenue partially offset by growth in self-checkout and point-of-sale revenue.

Gross Margin

Gross margin as a percentage of revenue was 23.1% in 2015 compared to 26.3% in 2014. Gross margin for the year ended December 31, 2015 included $313 million in pension mark-to-market adjustments which primarily included the settlement of the UK London pension plan, $12 million related to restructuring and $63 million related to amortization of acquisition related intangible assets. Gross margin for the year ended December 31, 2014 included $85 million related to pension mark-to-market adjustments, $56 million related to restructuring and $63 million related to amortization of acquisition related intangible assets. Excluding these items, gross margin was down slightly due to a less favorable mix of revenue.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

NCR's income from continuing operations for the years ended December 31 was impacted by certain employee benefit plans as reflected in the table below:

In millions	2016	2015	2014
Pension expense	$103	$464	$152
Postemployment expense	10	17	89
Postretirement (benefit)	(11)	(15)	(15)
Total expense	$102	$466	$226

In 2016, pension expense was $103 million compared to $464 million in 2015 and $152 million in 2014. In 2016, pension expense included actuarial losses of $85 million compared to $29 million in 2015 due to a decrease in the discount rate during the current year, offset by a higher than expected return on global pension assets. In 2016, approximately 51% of the pension expense was included in operating expenses, with the remaining 49% included in cost of products and services. In 2015, pension expense included a settlement loss of $427 million related to the completion of the transfer of NCR's UK London pension plan to an insurer, in addition to actuarial losses of $29 million. The actuarial losses were primarily attributable to lower than expected return on U.S. pension assets, partially offset by an increase in the discount rate. In 2014, pension expense included actuarial losses of $150 million, primarily attributable to a change in the U.S. mortality table.

Postemployment expense (severance and disability medical) was $10 million in 2016 compared to $17 million in 2015 and $89 million in 2014. In July 2014, the Company announced a restructuring plan to strategically reallocate resources and position the Company to focus on higher growth, higher margin opportunities and recorded a related charge of $4 million, $1 million, and $73 million in the years ended December 31, 2016, 2015, and 2014 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $116 million to $926 million in 2016 from $1,042 million in 2015. As a percentage of revenue, these expenses were 14.2% in 2016 and 16.4% in 2015. In 2016, selling, general and administrative expenses included $24 million of pension mark-to-market adjustments, $65 million of acquisition-related amortization of intangibles, $7 million of acquisition-related costs, and $7 million of restructuring and transformation costs. In 2015, selling, general and administrative expenses included $123 million of pension mark-to-market adjustments, $11 million of acquisition-related costs, $62 million of acquisition-related amortization of intangibles, a $20 million reserve on a subcontracting arrangement in emerging industries in Middle East Africa, and $1 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 12.9% in 2015 to 12.6% in 2016 due to the continued cost reduction actions focused on limiting discretionary spending and the benefit of cost savings from the restructuring program initiated in 2014.

Selling, general, and administrative expenses increased $30 million to $1,042 million in 2015 from $1,012 million in 2014. As a percentage of revenue, these expenses were 16.4% in 2015 and 15.4% in 2014. In 2015, selling, general, and administrative expenses included $123 million of pension mark-to-market adjustments, $11 million of acquisition-related costs, $62 million of acquisition-related amortization of intangibles, a $20 million reserve on a subcontracting arrangement in emerging industries in Middle East Africa, and $1 million of OFAC and FCPA related legal costs. In 2014, selling, general, and administrative expenses included $46 million of pension mark-to-market adjustments, $27 million of acquisition-related costs, $56 million of amortization of acquisition-related intangible assets and $3 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 13.4% in 2014 to 12.9% in 2015 due to the continued cost reduction actions focused on limiting discretionary spending and the benefit of cost savings from the restructuring program initiated in 2014.

Research and Development Expenses

Research and development expenses increased $12 million to $242 million in 2016 from $230 million in 2015. As a percentage of revenue, these costs were 3.7% in 2016 and 3.6% in 2015. Research and development expenses included pension mark-to-market adjustments of $23 million in 2016 as compared to pension mark-to-market adjustmentsof $18 million in 2015. After considering this item, research and development expenses remained consistent as a percentage of revenue at 3.3%.

Research and development expenses decreased $33 million to $230 million in 2015 from $263 million in 2014. As a percentage of revenue, these costs were 3.6% in 2015 and 4.0% in 2014. Research and development expenses included pension mark-to-market adjustments of $18 million in 2015 and 2014. After considering this item, research and development expenses decreased to 3.3% in 2015 from 3.7% in 2014 as a percentage of revenue due to the focus on cost reduction actions, including limits on discretionary spending, as we continue to focus on higher value offerings.

Restructuring-Related Charges

In 2016, the Company recorded restructuring-related charges of $15 million related to the restructuring program announced in 2014. The charges consisted of severance and other employee related costs of $4 million, other exit costs of $9 million and asset-related charges of $2 million.

In 2015, the Company recorded restructuring-related charges of $62 million related to the restructuring program announced in 2014. The charges consist of severance and other employee related costs of $20 million, other exit costs of $13 million and asset-related charges of $29 million.

In 2014, the Company recorded restructuring-related charges of $104 million related to the restructuring program announced in July 2014. The charges consist of severance and other employee related costs of $86 million, other exit costs of $5 million and asset-related charges of $13 million.

Interest Expense

Interest expense was $170 million in 2016 compared to $173 million in 2015 and $181 million in 2014. Interest expense in 2016, 2015 and 2014 was primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility.

Other Expense

Other (expense), net was $50 million in 2016 compared to $57 million in 2015 and $35 million in 2014. Interest income was $4 million in 2016, $5 million in 2015 and $6 million in 2014. In 2016, other (expense), net included $40 million related to losses from foreign currency fluctuations and foreign exchange contracts, $8 million in bank-related fees, $6 million related to the loss on sale of the IPS business and entity liquidations. In 2015, other (expense), net included $21 million related to losses from foreign currency fluctuations and foreign exchange contracts, $9 million in bank-related fees, and $34 million related to the loss on the then pending sale of the IPS business. In 2014, other (expense), net included $32 million related to losses from foreign currency fluctuations and foreign exchange contracts, $7 million in bank-related fees, and $3 million related to the impairment of an investment partially offset by a $4 million gain on the sale of available for sale securities.

Income Taxes

Our effective tax rate was 24% in 2016, (58)% in 2015, and (35)% in 2014. During 2016, our tax rate was impacted by a less favorable mix of earnings, primarily driven by actuarial pension losses in foreign jurisdictions with a valuation allowance against deferred tax assets. During 2015, there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom. Refer to Note 9, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on the settlement of the UK London pension plan. Additionally, we favorably settled examinations with Canada for tax years 2002 through 2006 that resulted in a tax benefit of $10 million in 2015. During 2014, we favorably settled examinations with the Internal Revenue Service (IRS) for the 2009 and 2010 tax years that resulted in a tax benefit of $13 million. In addition, the 2014 tax rate was favorably impacted by a $9 million reduction in the U.S. valuation allowance and a favorable mix of earnings by country, primarily driven by actuarial pension losses due to a change in the U.S. mortality table.

During 2014, the Internal Revenue Services (IRS) finalized an examination of our 2009 and 2010 income tax returns and commenced an examination of our 2011, 2012 and 2013 income tax returns, which is ongoing. While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2017, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. These resolutions could have a material impact on the effective tax rate in 2017.

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

(Loss) Income from Discontinued Operations

In 2016, loss from discontinued operations was $13 million, net of tax, primarily related to updates in estimates and accruals for litigation expenses related to the Fox River reserve.

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

Revenue and Operating Income by Segment

As described in Note 13, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements, the Company manages and reports its businesses in the following segments:

•
Software - Our software portfolio includes industry-based software applications and application suites for the financial services, retail, hospitality and small business industries. We also offer other industry-oriented software applications including cash management software, video banking software, fraud and loss prevention applications, check and document imaging, remote-deposit capture and customer-facing digital banking applications for the financial services industry; and secure electronic and mobile payment solutions, sector-specific point of sale software applications, and back-office inventory and store and restaurant management applications for the retail and hospitality industries. Additionally, we provide ongoing software support and maintenance services, as well as consulting and implementation services for our software solutions.

•
Services - Our global end-to-end services solutions include assessment and preparation, staging, installation, implementation, and maintenance and support for our hardware solutions. We also provide systems management and complete managed services for our product offerings. In addition, we provide servicing for third party networking products and computer hardware from select manufacturers.

•
Hardware - Our hardware solutions include our suite of financial-oriented self-service ATM-related hardware, and our retail- and hospitality-oriented point of sale terminal, self-checkout kiosk and related hardware. We also offer other self-service kiosks, such as self-check in/out kiosks for airlines, and wayfinding solutions for buildings and campuses.

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

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations and the IPS divestiture as it relates to our segment revenue due to their significance.

Software Segment

The following table presents the Software revenue and segment operating income for the years ended December 31:

In millions	2016	2015	2014
Revenue	$1,841	$1,747	$1,748
Operating income	$577	$539	$526
Operating income as a percentage of revenue	31.3%	30.9%	30.1%

Software revenue increased 5% in 2016 compared to 2015 driven by growth in all software revenue streams which include software license, software maintenance, cloud and professional services. Growth in software license revenue was driven primarily by store transformation and attached software revenue driven by the increase in hardware sales. Software maintenance revenue grew due to the growth in software licenses in prior periods and cloud growth was due to growth in the financial services and hospitality industries. Foreign currency fluctuations had a favorable impact on the revenue comparison of 1%.

Software revenue was flat in 2015 compared to 2014 with growth in cloud revenue offset by declines in software license and professional services. The growth in cloud revenue was due to growth in our financial services and hospitality industries. The decline in software license and professional services revenue was due to a decrease in the financial services and retail industries partially offset by growth in the hospitality industry. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 4%.

Operating income increased in 2016 compared to 2015 driven by higher revenue. Operating income increased in 2015 compared to 2014 driven by the increase in cloud revenue.

Services Segment

The following table presents the Services revenue and segment operating income for the years ended December 31:

In millions	2016	2015	2014
Revenue	$2,306	$2,218	$2,272
Operating income	$201	$194	$165
Operating income as a percentage of revenue	8.7%	8.7%	7.3%

Services revenue increased 4% in 2016 compared to 2015 primarily driven by growth in implementation, hardware maintenance and managed services as a result of our focus on improving the customer experience. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 2%.

Services revenue decreased 2% in 2015 compared to 2014 primarily driven by declines in the financial services industry. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 7%.

Operating income increased in 2016 compared to 2015 primarily driven by higher revenue. Operating income increased in 2015 compared to 2014 primarily driven by improved productivity and efficiency.

Hardware Segment

The following table presents the Hardware revenue and segment operating income for the years ended December 31:

In millions	2016	2015	2014
Revenue	$2,396	$2,408	$2,571
Operating income	$62	$87	$126
Operating income as a percentage of revenue	2.6%	3.6%	4.9%

On May 27, 2016, NCR completed the sale of substantially all of the IPS business to Atlas Holdings LLC, which excluded the IPS operations in the Middle East and Africa (MEA). Accordingly, the Hardware segment revenue and operating income results exclude the results of the IPS operations, except for the IPS MEA operations, from May 27, 2016 through the end of 2016.

Hardware revenue was relatively flat in 2016 compared to 2015 with growth in ATM revenue and self-checkout revenue offset by declines in point-of-sale revenue and IPS revenue as a result of the divestiture. ATM revenue increased mainly due to new product introductions and branch transformation, and self-checkout revenue increased due to store transformation. Point-of-sale revenue was down mainly in the retail industry. Foreign currency fluctuations and the IPS divestiture negatively impacted the year-over-year revenue comparison by 9%.

Hardware revenue decreased 6% in 2015 compared to 2014 due to lower ATM revenue due to macroeconomic challenges in the financial industry in Russia and China. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 7%.

Operating income decreased in 2016 compared to 2015 due to a decline in gross margins attributable to expenses associated with new product launches. The gross margin rate was negatively impacted by higher initial expenses from the roll-out of a new ATM product family and macroeconomic challenges. Operating income decreased in 2015 compared to 2014 due to macroeconomic challenges in the financial industry in Russia and China.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2016, cash provided by operating activities was $894 million and in the year ended December 31, 2015 and cash provided by operating activities was $681 million. The increase was due to higher operating income and improvements in working capital.

NCR’s management uses a non-GAAP measure called “free cash flow” to assess the financial performance of the Company. We define free cash flow as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, less additions to capitalized software plus discretionary pension contributions and settlements. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition of this measure may differ from that of other companies. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and investments, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to NCR’s non-GAAP measure of free cash flow for the year ended December 31:

In millions	2016	2015	2014
Net cash provided by operating activities	$894	$681	$524
Expenditures for property, plant and equipment	(73)	(79)	(118)
Additions to capitalized software	(154)	(150)	(140)
Net cash used in discontinued operations	(39)	(43)	(1)
Pension discretionary contributions and settlements	—	—	48
Free cash flow (non-GAAP)	$628	$409	$313

In 2016, net cash provided by operating activities increased $213 million, and net cash used in discontinued operations decreased $4 million, which contributed to a net increase in free cash flow of $219 million in comparison to 2015. Additionally, capital expenditures decreased $6 million and capitalized software additions increased $4 million due to continued investment in software solution enhancements. The cash used in discontinued operations in 2016 was lower than 2015 primarily due to lower remediation payments associated with the Fox River environmental matter.

In 2015, net cash provided by operating activities increased $157 million, net cash used in discontinued operations increased $42 million, and there were no pension discretionary contributions and settlements, compared to $48 million in 2014, all of which contributed to a net increase in free cash flow of $96 million in comparison to 2014. Additionally, capital expenditures decreased $39 million and capitalized software additions increased $10 million due to continued investment in the business and software solution enhancements.

The cash used in discontinued operations in 2015 was lower than 2014 primarily due to recoveries related to the Fox River environmental matter.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Our other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sales of property, plant and equipment. During the year ended December 31, 2016, we completed the sale of our IPS business, excluding its MEA operations, to Atlas Holdings LLC for cash consideration of  $47 million. During the year ended December 31, 2014, we completed the acquisition of Digital Insight for $1,647 million, net of cash received.

Our financing activities primarily include proceeds from the issuance of preferred stock, employee stock plans, borrowings on term credit facilities and the issuance of unsecured notes, as well as payments made for share repurchases, repayments of term credit facilities and tax withholding on behalf of employees. During the the year ended December 31, 2016, we repurchased a total of $250 million of our common stock. During the year ended December 31, 2015, we issued and sold shares of our Series A Convertible Preferred Stock for $820 million, less $26 million of issuance costs, and completed a share repurchase by modified "Dutch auction" tender offer for $1 billion, plus $5 million of issuance costs. During the years ended December 31, 2016, 2015 and 2014, proceeds from employee stock plans were $15 million, $15 million and $13 million, respectively. During the years ended December 31, 2016, 2015 and 2014, payments made for tax withholding on behalf of employees totaled $16 million, $16 million and $28 million, respectively.

Long Term Borrowings On March 31, 2016, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. As of December 31, 2016, the term loan facility had an aggregate principal amount outstanding of $866 million, and the revolving credit facility had an aggregate principal amount of $1.10 billion, of which none was outstanding. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2016, there were no letters of credit outstanding. As of December 31, 2015, the outstanding principal balance of the term loan facility was $956 million and the outstanding balance of the revolving credit facility was $100 million.

As of December 31, 2016 and 2015, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of December 31, 2016, the Company had no outstanding balance under the facility. As of December 31, 2015, the Company had $100 million outstanding under the facility.

See Note 6, "Debt Obligations" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for further information on the senior secured credit facility, the senior unsecured notes and the trade receivables securitization facility.

Employee Benefit Plans We expect to make pension, postemployment and postretirement plan contributions of approximately $88 million in 2017. See Note 9, “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our pension, postemployment and postretirement plans.

Restructuring Program In 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven omni-channel industry. Refer to Note 3, "Restructuring Plan" of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our restructuring plan. As a result of the restructuring plan, the Company recorded a total charge of $19 million, $74 million and $161 million in the years ended December 31, 2016, 2015 and 2014 respectively. The Company expects to achieve annualized run-rate savings of approximately $105 million as a result of this program.

In addition to the above, we remain focused on continuing our transformation by improving sales execution, increasing customer services productivity and loyalty, making software our business and optimizing our cost structure. We may identify additional restructuring activities as we operationalize the transformation initiatives.

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

The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears and payable in-kind for the first sixteen dividend payments, after which, dividends will be payable in cash or in-kind at the option of the Company. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full. As of December 31, 2016 and 2015, the Company had accrued dividends of $3 million and $4 million, respectively. There were no cash dividends declared in the years ended December 31, 2016 and 2015.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share and a conversion rate of 33.33 shares of common stock per share of Series A Convertible Preferred Stock. The conversion rate is subject to customary anti-dilution and other adjustments. As of December 31, 2016 and 2015, the maximum number of common shares that could be required to be issued if converted was 29.0 million and 27.4 million shares, respectively, which would represent approximately 19% and 17% of our outstanding common stock as of December 31, 2016 and 2015 including the preferred shares on an as-converted basis.

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

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries were $428 million and $317 million at December 31, 2016 and 2015, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of December 31, 2016, our cash and cash equivalents totaled $498 million and our total debt was $3.08 billion. Our borrowing capacity under our senior secured credit facility was $1.10 billion and under our trade receivables securitization facility was $200 million at December 31, 2016. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of this 2016 Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

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

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2016 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2017	2018 - 2019	2020 - 2021	2022 & Thereafter	All Other
Debt obligations	$3,080	$50	$148	$1,580	$1,302	$—
Interest on debt obligations	804	146	284	251	123	—
Estimated environmental liability payments	60	45	15	—	—	—
Lease obligations	728	107	155	90	376	—
Purchase obligations	1,109	1,080	29	—	—	—
Uncertain tax positions	142	—	—	—	—	142
Total obligations	$5,923	$1,428	$631	$1,921	$1,801	$142

As of December 31, 2016, we had short and long-term debt totaling $3.05 billion, which includes debt issuance costs as a direct reduction from the carrying amount of debt.

For purposes of this table, we used interest rates as of December 31, 2016 to estimate the future interest on debt obligations outstanding as of December 31, 2016 and have assumed no voluntary prepayments of existing debt. See Note 6, "Debt Obligations" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms.

The estimated environmental liability payments included in the table of contractual obligations shown above are related to the Fox River environmental matter. The amounts shown are our expected payments, net of the payment obligations of its co-obligors; the amounts do not include an estimate for payments to be received from insurers or indemnification parties. For additional information, refer to Note 10, "Commitments and Contingencies" and Note 18, "Subsequent Events" included in Item 8 of Part II of this Report.

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

We have a $142 million liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 7, "Income Taxes" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 9, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. The funded status of NCR’s U.S. pension plan is an underfunded position of $463 million as of December 31, 2016 compared to an underfunded position of $429 million as of December 31, 2015. The increase in our underfunded position is primarily attributable to a decrease in the discount rate, partially offset by higher than expected return on U.S. pension assets. Our international retirement plans were in an underfunded status of $194 million as of December 31, 2016, as compared to an underfunded status of $150 million as of December 31, 2015. The increase in our underfunded position is primarily attributable to a decrease in the discount rate, partially offset by higher than expected return on international pension assets. Contributions to international pension plans are expected to be approximately $30 million in 2017.

We also have product warranties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 10, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our senior secured credit facility and the indentures for our senior unsecured notes include affirmative and negative covenants that restrict or limit our ability to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to our business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. Our senior secured credit facility also includes financial covenants that require us to maintain:

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

At December 31, 2016, the maximum consolidated leverage ratio under the senior secured credit facility was 4.35 to 1.00.

Off-Balance Sheet Arrangements We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined by SEC Regulation S-K Item 303 (a) (4) (ii).

See Note 10, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on guarantees associated with our business activities.

Disclosure Pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act. Pursuant to Section 13(r)(1)(D)(ii) of the Securities Exchange Act of 1934, as amended, we note that, during the period from January 1, 2016 through April 30, 2016, we continued to maintain a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  We note that the last known account balance was approximately $3,468 at April 30, 2016. The bank account did not generate interest from January 1, 2016 through April 30, 2016, and the guarantees did not generate any revenue or profits for the Company. Pursuant to a license granted to the Company by OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, the Company had been engaged in winding down its past operations in Syria. The Company’s last such license expired on April 30, 2016. In addition, the Company’s application to renew its license to transact business with CBS, which was submitted to OFAC on May 18, 2015, was not acted upon prior to the expiration of the Company’s last such license. As a result, and in connection with the license expiration, the Company abandoned its remaining property in Syria, which, including the CBS account, was commercially insignificant, and ended the employment of its final two employees in Syria, who had remained employed by the Company to assist with the execution of the Company’s wind-down activities pursuant to authority granted by the OFAC licenses. The Company does not intend to engage in any further business activities with CBS.

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

In situations where NCR's solutions contain software that is more than incidental, revenue related to the software and software-related elements is recognized in accordance with authoritative guidance on software revenue recognition. For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. If an arrangement includes software and services that involve significant production, modification or customization of the software, the services cannot be separated from the software. The Company accounts for these arrangements as a long-term contract.

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

The allowance for doubtful accounts was $41 million as of December 31, 2016, $47 million as of December 31, 2015, and $19 million as of December 31, 2014. These allowances represent, as a percentage of gross receivables, 3.1% in 2016, 3.6% in 2015, and 1.3% in 2014.

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

We have inventory in more than 40 countries around the world. We purchase inventory from third party suppliers and manufacture inventory at our plants. This inventory is transferred to our distribution and sales organizations at cost plus a mark-up. This mark-up is referred to as inter-company profit. Each quarter, we review our inventory levels and analyze our inter-company profit to determine the correct amount of inter-company profit to eliminate. Key assumptions are made to estimate product gross margins, the product mix of existing inventory balances and current period shipments. Over time, we refine these estimates as facts and circumstances change. If our estimates require refinement, our results could be impacted. The policies described are applied consistently across all of our operating segments.

Warranty Reserves One of our key objectives is to provide superior quality products and services. To that end, we provide a standard manufacturer’s warranty typically extending up to 12 months, allowing our customers to seek repair of products under warranty at no additional cost. A corresponding estimated liability for potential warranty costs is recorded at the time of the sale. We sometimes offer extended warranties in the form of product maintenance services to our customers for purchase. We defer the fair value of this revenue and recognize revenue over the life of the extended warranty period. Refer to Note 1, "Description of Business and Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further information regarding our accounting for extended warranties.

Future warranty obligation costs are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, the total customer revenue is recognized and the associated warranty liability is recorded based upon the estimated cost to provide the service over the warranty period.

Total warranty costs were $42 million in 2016, $41 million in 2015, and $37 million in 2014. Warranty costs as a percentage of total product revenue was 1.5% in 2016, 1.5% in 2015, and 1.3% in 2014. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

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

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (GPC) method which is based on earnings multiple data. We perform a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium.

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

Pension, Postretirement and Postemployment Benefits We sponsor domestic and foreign defined benefit pension and postemployment plans as well as domestic postretirement plans. As a result, we have significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants advise us about subjective factors such as withdrawal rates and mortality rates to use in our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Postemployment and postretirement expense impacts all of our segments. Pension mark-to-market adjustments, settlements, curtailments and special termination benefits are excluded from our segment results as those items are not included in the evaluation of segment performance. See Note 13, "Segment Information and Concentrations," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to income from operations.

The key assumptions used in developing our 2016 expense were discount rates of 4.3% for our U.S. pension plan and 3.3% for our postretirement plan, and an expected return on assets assumption of 4.3% for our U.S. pension plan in 2016. The U.S. plan represented 65% of the pension obligation and 100% of the postretirement medical plan obligation as of December 31, 2016. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plan would have increased or decreased 2016 ongoing pension expense by approximately $3 million and would have had an immaterial impact on 2016 postretirement expense. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2016 ongoing pension expense by approximately $4 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. For 2017, we intend to use discount rates of 3.4% and 3.2% in determining the 2017 U.S. pension and postretirement expense, respectively. We intend to use an expected rate of return on assets assumption of 3.5% for the U.S. pension plan.

Effective January 1, 2017, we changed the method used to estimate the service and interest components of net periodic benefit cost for our significant pension plans where yield curves are available. Previously, we estimated such cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the pension benefit obligation. The new methodology utilizes a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. This change does not affect the measurement of our total benefit obligation and is applied prospectively as a change in estimate.

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

The most significant assumption used in developing our 2017 postemployment plan expense is the assumed rate of involuntary turnover of 4.8%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2016 expense by approximately $2 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

Environmental and Legal Contingencies Each quarter, we review the status of each claim and legal proceeding and assess our potential financial exposure. If the potential loss from any claim or legal proceeding would be material and is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. To the extent that the amount of such a probable loss is estimable only by reference to a range of equally likely outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue the amount at the low end of the range. Because of uncertainties related to these matters, the use of estimates, assumptions and judgments, and external factors beyond our control, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Except for the sharing agreement with Appleton Papers Inc. (API) with respect to a particular insurance settlement described in Note 10, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of

Part II of this Report with respect to the Fox River matter, when insurance carriers or third parties have agreed to pay any amounts related to costs, and we believe that it is probable that we can collect such amounts, those amounts are reflected as receivables in our Consolidated Balance Sheet.

The most significant legal contingency impacting our Company relates to the Fox River matter, which is further described in detail in Note 10, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. NCR has been identified as a potentially responsible party (PRP) at the Fox River site in Wisconsin. See Note 18, "Subsequent Events" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for further information with respect to the Fox River matter.

As described below and in Note 10, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, while substantial progress has been made in the Fox River clean-up, the extent of our potential liability continues to be subject to significant uncertainties. These uncertainties include the total clean-up costs for each of the segments of the river; the extent to which clean-up and other costs will be allocated among NCR and other PRPs in the allocation litigation; and the solvency and willingness to pay of other PRPs, co-obligors or indemnitors. See Note 18, "Subsequent Events" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for further information with respect to the Fox River matter.

Our net reserve for the Fox River matter as of December 31, 2016 was approximately $27 million as further discussed in Note 10, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments. See Note 18, "Subsequent Events" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further information with respect to the Fox River matter.

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
We had valuation allowances of $445 million as of December 31, 2016 and $346 million as of December 31, 2015, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets. At December 31, 2016, our net deferred tax assets in the U.S. totaled approximately $451 million. For the three year period ended December 31, 2016, we had a cumulative net loss from continuing operations before income taxes, which is generally considered a negative indicator of our ability to realize the benefits of those assets. We evaluated the realizability of the U.S. deferred tax assets by weighing both positive and negative evidence, including our history of taxable income in the U.S., and the substantial length of time over which our deferred tax assets relating to federal tax attribute carryforwards and employee pensions may be realized. Through this assessment, realization of the related benefits was determined to be more likely than not.

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
The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December 31, 2016, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $2.3 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely unless it is determined that future repatriation would give rise to little or no net tax costs.
Refer to Note 7, "Income Taxes" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for disclosures related to foreign and domestic pretax income, foreign and domestic income tax (benefit) expense and the effect foreign taxes have on our overall effective tax rate.

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

We also have market-based awards and the cost of the awards is recognized as the requisite service is rendered by the employees, regardless of when, if ever, the market-based performance conditions are satisfied. The fair value of market-based awards is based on the Monte Carlo simulation model. Assumptions and estimates utilized in the calculation of the fair value of the market-based awards include the risk-free interest rate, dividend yield, expected volatility based on the historical volatility of publicly traded peer companies and remaining performance period of the award. The market-based awards vest and result in the issuance of common stock based upon the recipient’s continuing employment and the achievement of targeted stock prices for a specified period of time noted in the award agreement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, and we incorporate by reference such discussion in this MD&A.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $23 million as of December 31, 2016 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in 2016 compared to 2015 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 1% on 2016 revenue versus 2015 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 72% of our borrowings were on a fixed rate basis as of December 31, 2016. The increase in pre-tax interest expense for the twelve months ended December 31, 2016 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2016, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NCR Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 24, 2017

NCR Corporation
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2016	2015	2014
Product revenue	$2,737	$2,711	$2,892
Service revenue	3,806	3,662	3,699
Total revenue	6,543	6,373	6,591
Cost of products	2,102	2,072	2,153
Cost of services	2,659	2,832	2,706
Selling, general and administrative expenses	926	1,042	1,012
Research and development expenses	242	230	263
Restructuring-related charges	15	62	104
Total operating expenses	5,944	6,238	6,238
Income from operations	599	135	353
Interest expense	(170)	(173)	(181)
Other (expense), net	(50)	(57)	(35)
Income (loss) from continuing operations before income taxes	379	(95)	137
Income tax expense (benefit)	92	55	(48)
Income (loss) from continuing operations	287	(150)	185
(Loss) income from discontinued operations, net of tax	(13)	(24)	10
Net income (loss)	274	(174)	195
Net income attributable to noncontrolling interests	4	4	4
Net income (loss) attributable to NCR	$270	$(178)	$191
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$283	$(154)	$181
Series A convertible preferred stock dividends	(49)	(4)	—
Income (loss) from continuing operations attributable to NCR	234	(158)	181
(Loss) income from discontinued operations, net of tax	(13)	(24)	10
Net income (loss) attributable to NCR common stockholders	$221	$(182)	$191
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$1.86	$(0.94)	$1.08
Diluted	$1.80	$(0.94)	$1.06
Net income (loss) per common share
Basic	$1.76	$(1.09)	$1.14
Diluted	$1.71	$(1.09)	$1.12
Weighted average common shares outstanding
Basic	125.6	167.6	167.9
Diluted (continuing operations)	157.4	167.6	171.2
Diluted (net income)	129.2	167.6	171.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Comprehensive Income

For the years ended December 31 (in millions)	2016	2015	2014
Net income (loss)	$274	$(174)	$195
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	(57)	(50)	(76)
Derivatives
Unrealized gain (loss) on derivatives	19	10	(1)
(Gains) losses on derivatives arising during the period	(1)	(7)	4
Less income tax expense	(4)	(1)	(1)
Securities
Gains on securities arising during the period	—	—	(4)
Less income tax benefit	—	—	1
Employee benefit plans
Prior service benefit (cost)		9	(16)
Amortization of prior service cost	(19)	(21)	(20)
Net (loss) gain arising during the period	(1)	43	8
Amortization of actuarial loss	(2)	2	—
Less income tax benefit (expense)	5	(2)	4
Other comprehensive loss	(60)	(17)	(101)
Total comprehensive income (loss)	214	(191)	94
Less comprehensive income attributable to noncontrolling interests:
Net income	4	4	4
Currency translation adjustments	(5)	(3)	(3)
Amounts attributable to noncontrolling interests	(1)	1	1
Comprehensive income (loss) attributable to NCR common stockholders	$215	$(192)	$93
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$498	$328
Accounts receivable, net	1,282	1,251
Inventories	699	643
Other current assets	278	327
Total current assets	2,757	2,549
Property, plant and equipment, net	287	322
Goodwill	2,727	2,733
Intangibles, net	672	798
Prepaid pension cost	94	130
Deferred income taxes	575	582
Other assets	561	521
Total assets	$7,673	$7,635
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$50	$13
Accounts payable	781	657
Payroll and benefits liabilities	234	189
Deferred service revenue and customer deposits	468	476
Other current liabilities	432	446
Total current liabilities	1,965	1,781
Long-term debt	3,001	3,239
Pension and indemnity plan liabilities	739	696
Postretirement and postemployment benefits liabilities	127	133
Income tax accruals	142	167
Other liabilities	138	79
Total liabilities	6,112	6,095
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interest	15	16
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.9 shares issued and outstanding as of December 31, 2016 and 0.8 shares issued and outstanding as of December 31, 2015; redemption amount and liquidation preference of $870 and $824 as of December 31, 2016 and 2015, respectively	847	798
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 124.6 and 133.0 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1	1
Paid-in capital	32	—
Retained earnings	867	869
Accumulated other comprehensive loss	(205)	(150)
Total NCR stockholders’ equity	695	720
Noncontrolling interests in subsidiaries	4	6
Total stockholders’ equity	699	726
Total liabilities and stockholders’ equity	$7,673	$7,635
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2016	2015	2014
Operating activities
Net income (loss)	$274	$(174)	$195
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	13	24	(10)
Depreciation and amortization	344	308	284
Stock-based compensation expense	61	42	31
Deferred income taxes	10	24	(125)
Gain on sale of property, plant and equipment and other assets	—	(2)	(5)
Loss on divestiture	2	—	—
Impairment of long-lived and other assets	2	63	16
Changes in assets and liabilities:
Receivables	(89)	28	(104)
Inventories	(86)	(46)	77
Current payables and accrued expenses	216	8	70
Deferred service revenue and customer deposits	88	19	1
Employee benefit plans	33	384	105
Other assets and liabilities	26	3	(11)
Net cash provided by operating activities	894	681	524
Investing activities
Expenditures for property, plant and equipment	(73)	(79)	(118)
Proceeds from sales of property, plant and equipment	—	19	1
Additions to capitalized software	(154)	(150)	(140)
Business acquisitions, net	—	—	(1,647)
Changes in restricted cash	—	—	1,114
Proceeds from divestiture	47	—	—
Other investing activities, net	(9)	1	2
Net cash used in investing activities	(189)	(209)	(788)
Financing activities
Short term borrowings, net	(8)	8	—
Payments on term credit facilities	(97)	(383)	(37)
Borrowings on term credit facilities	—	—	250
Payments on revolving credit facilities	(1,431)	(1,694)	(1,050)
Borrowings on revolving credit facilities	1,331	1,698	1,146
Debt issuance costs	(9)	—	(5)
Series A convertible preferred stock issuance, net of issuance costs of $26 million	—	794	—
Tender offer, including costs of $5 million	—	(1,005)	—
Repurchases of Company common stock	(250)	—	—
Tax withholding payments on behalf of employees	(16)	(16)	(28)
Proceeds from employee stock plans	15	15	13
Other financing activities	(2)	—	(5)
Net cash (used in) provided by financing activities	(467)	(583)	284
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(39)	(43)	(1)
Effect of exchange rate changes on cash and cash equivalents	(29)	(29)	(36)
Increase (decrease) in cash and cash equivalents	170	(183)	(17)
Cash and cash equivalents at beginning of period	$328	$511	$528
Cash and cash equivalents at end of period	$498	$328	$511

Supplemental data
Cash paid during the year for:
Income taxes	$66	$60	$75
Interest	$155	$163	$170
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Changes in Stockholders' Equity

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
in millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2013	167	$2	$433	$1,372	$(38)	$14	$1,783
Comprehensive income (loss):
Net income (loss)	—	—	—	191	—	1	192
Other comprehensive (loss) income	—	—	—	—	(98)	(1)	(99)
Total comprehensive income (loss)	—	—	—	191	(98)	—	93
Employee stock purchase and stock compensation plans	2	—	9	—	—	—	9
Dividend distribution to minority shareholder	—	—	—	—	—	(2)	(2)
December 31, 2014	169	2	442	1,563	(136)	12	1,883
Comprehensive income (loss):
Net income (loss)	—	—	—	(178)	—	2	(176)
Other comprehensive (loss) income	—	—	—	—	(14)	(2)	(16)
Total comprehensive income (loss)	—	—	—	(178)	(14)	—	(192)
Employee stock purchase and stock compensation plans	1	—	50	—	—	—	50
Repurchase of Company common stock	(37)	(1)	(492)	(512)	—	—	(1,005)
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Sale of noncontrolling interest	—	—	—	—	—	(6)	(6)
December 31, 2015	133	$1	$—	$869	$(150)	$6	$726
Comprehensive income (loss):
Net income (loss)	—	—	—	270	—	2	272
Other comprehensive (loss) income	—	—	—	—	(55)	(2)	(57)
Total comprehensive income (loss)	—	—	—	270	(55)	—	215
Employee stock purchase and stock compensation plans	2	—	59	—	—	—	59
Dividend distribution to minority shareholder	—	—	—	—	—	(2)	(2)
Repurchase of Company common stock	(10)	—	(27)	(223)	—	—	(250)
Series A convertible preferred stock dividends	—	—	—	(49)	—	—	(49)
December 31, 2016	125	$1	$32	$867	$(205)	$4	$699

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business NCR is a leading global provider of omni-channel technology solutions that helps businesses connect, interact and transact with their customers. Our portfolio of self-service and assisted-service solutions are designed to allow businesses in the financial services, retail, hospitality, travel and telecommunications and technology industries to deliver a rich, integrated and personalized experience to consumers across physical and digital commerce channels. Our offerings include automated teller machines (ATMs), point of sale (POS) terminals and devices, self-service kiosks, omni-channel platform software and other software applications, and a complete suite of consulting, implementation, maintenance and managed services. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors. Our solutions create value for our customers by allowing them to address consumer demand for convenience, value and individual service across different commerce channels.

Our solutions are based on a foundation of long-established industry knowledge and consulting expertise, value-added software, and hardware technology and global customer support services.

Segments Effective January 1, 2016, NCR began management of its business on a solution basis, changing from the previous model of management on a line of business basis, which resulted in a corresponding change to NCR's reportable segments. We have reclassified prior period segment disclosures to conform to the current period presentation. See Note 13, “Segment Information and Concentrations” for additional information.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Actual results could differ from those estimates.

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

Subsequent Events The Company evaluated subsequent events through the date that our Consolidated Financial Statements were issued. Except as described in Note 18, "Subsequent Events" with respect to the Company's Fox River environmental matter, no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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
Consideration is allocated to each unit of accounting based on the units' relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to each deliverable: (i) vendor-specific objective evidence of selling price (VSOE); (ii) third-party evidence of selling price (TPE); and (iii) best estimate of selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. VSOE is established for our software maintenance and software-related professional services. We use TPE to establish selling prices for our installation and transaction services. The Company uses BESP to allocate revenue when we are unable to establish VSOE or TPE of selling price. BESP is used for hardware maintenance and elements such as products that are not consistently priced within a narrow range. The Company determines BESP for a deliverable by considering multiple factors including product class, geography, average discount, and management's historical pricing practices. Amounts allocated to the delivered hardware and software elements are recognized at the time of sale, provided the other conditions for revenue recognition have been met. Amounts allocated to the undelivered maintenance and other service elements are recognized as the services are provided or on a straight-line basis over the service period. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery and acceptance generally occur in the same reporting period.

In situations where NCR's solutions contain software that is more than incidental, revenue related to the software and software-related elements is recognized in accordance with authoritative guidance on software revenue recognition. For the software and software-related elements of such transactions, revenue is allocated based on the relative fair value of each element, and fair value is determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value evidence exists for the undelivered elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. If an arrangement includes software and services that involve significant production, modification or customization of the software, the services cannot be separated from the software. The Company accounts for these arrangements as a long-term contract.

For certain of NCR’s long-term contracts, the Company utilizes a percentage-of-completion accounting method, which requires estimates of future revenue and costs over the full term of product and/or service delivery. Estimated losses, if any, on long-term projects are recognized as soon as such losses become known.

NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the years ended December 31, 2016, 2015, and 2014, the revenue recognized from bill and hold transactions approximated less than 1% of total revenue.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

In computing diluted EPS, we adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Convertible Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Convertible Preferred Stock, restricted stock units, and stock options. The Company includes the potential windfall or shortfall tax benefits as well as average unrecognized compensation expense as part of the assumed proceeds from restricted stock units and exercises of stock options. The Company uses the tax law ordering approach to determine the potential utilization of windfall benefits.

The holders of Series A Convertible Preferred Stock and unvested restricted stock units do not have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock and unvested restricted stock units do not qualify as participating securities. See Note 8, "Stock Compensation Plans" for share information on NCR’s stock compensation plans.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The components of basic earnings (loss) per share are as follows:

In millions, except per share amounts	Twelve months ended December 31
	2016	2015	2014
Income (loss) from continuing operations	$283	$(154)	$181
Series A convertible preferred stock dividends	(49)	(4)	—
Numerator - from continuing operations	234	(158)	181
Loss (income) from discontinued operations, net of tax	(13)	(24)	10
Numerator - total	$221	$(182)	$191

Denominator
Basic weighted average number of shares outstanding	125.6	167.6	167.9

Basic earnings (loss) per share:
From continuing operations	$1.86	$(0.94)	$1.08
From discontinued operations	(0.10)	(0.15)	0.06
Total basic earnings (loss) per share	$1.76	$(1.09)	$1.14

The components of diluted earnings (loss) per share are as follows:

In millions, except per share amounts	Twelve months ended December 31
	2016	2015	2014
Income (loss) from continuing operations	$283	$(154)	$181
Series A convertible preferred stock dividends	—	(4)	—
Numerator - from continuing operations	283	(158)	181

Income (loss) from continuing operations	$283	$(154)	$181
Loss from discontinued operations, net of tax	(13)	(24)	10
Series A convertible preferred stock dividends	(49)	(4)	—
Numerator - total	$221	$(182)	$191

Basic weighted average number of shares outstanding	125.6	167.6	167.9
Dilutive effect of as-if Series A Convertible Preferred Stock	28.2	—	—
Dilutive effect of employee stock options and restricted stock units	3.6	—	3.3
Denominator - from continuing operations	157.4	167.6	171.2

Basic weighted average number of shares outstanding	125.6	167.6	167.9
Dilutive effect of employee stock options and restricted stock units	3.6	—	3.3
Denominator - total	129.2	167.6	171.2

Diluted earnings (loss) per share:
From continuing operations	$1.80	$(0.94)	$1.06
From discontinued operations	(0.10)	(0.15)	0.06
Total diluted earnings (loss) per share	$1.71	$(1.09)	$1.12

For 2016 diluted earnings (loss) per share from continuing operations, it is more dilutive to assume the Series A Convertible Preferred Stock is converted to common stock and therefore weighted average outstanding shares of common stock are adjusted

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

by the as-if converted Series A Convertible Preferred Stock. For 2016 total diluted earnings (loss) per share, it is more dilutive to assume the Series A Convertible Preferred Stock is not converted to common stock and therefore weighted average outstanding shares of common stock are not adjusted by the as-if converted Series A Convertible Preferred Stock shown above because the effect would be anti-dilutive. Therefore, total diluted earnings (loss) per share less diluted earnings (loss) per share from continuing operations does not equal diluted earnings (loss) per share from discontinued operations. For 2016, there were 0.4 million weighted anti-dilutive restricted stock units outstanding.

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

For 2015, due to the net loss attributable to NCR common stockholders, potential common shares that would cause dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. For the year ended December 31, 2015, the fully diluted shares would have been 172.2 million shares.

For 2014 there were no anti-dilutive awards.

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

The following table identifies the activity relating to total capitalized software:

In millions	2016	2015	2014
Beginning balance as of January 1	$311	$257	$193
Capitalization	154	150	140
Amortization	(118)	(80)	(69)
Impairment	(2)	(16)	(7)
Ending balance as of December 31	$345	$311	$257

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In step two of the analysis, we will record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (GPC) method which is based on earnings multiple data. We perform a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium. During the fourth quarter of each year presented, we performed our annual impairment assessment of goodwill which did not indicate that an impairment existed.

As of December 31, 2015, we determined that it was probable that we would dispose of our IPS business, which triggered an impairment assessment of the related assets which include long-lived assets and goodwill. Refer to Note 4, "Goodwill and Purchased Intangible Assets"  for further discussion on the assessment.

Effective January 1, 2016, NCR began management of its business on a solution basis, changing from the previous model of management on a line of business basis, which resulted in a corresponding change to NCR's reportable segments, as described above. Accordingly, we have reclassified prior period segment disclosures to conform to the current period presentation. In connection with the change in reportable segments, during the first quarter of 2016, the Company determined its reporting units and then assigned goodwill to the new reporting units based on the relative fair value allocation approach.

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

Property, Plant and Equipment Property, plant and equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $90 million, $91 million, and $83 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Refer to Note 4, "Goodwill and Purchased Intangible Assets"  for further discussion.

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

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws, regulations, and standards including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes that the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River and Kalamazoo River environmental matters discussed in Note 10, "Commitments and Contingencies" and Note 18, "Subsequent Events," and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2016 cannot currently be reasonably determined or are not currently considered probable.

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

Derivative Instruments In the normal course of business, NCR enters into various financial instruments, including derivative financial instruments. The Company accounts for derivatives as either assets or liabilities in the Consolidated Balance Sheets at fair value and recognizes the resulting gains or losses as adjustments to earnings or other comprehensive income. For derivative instruments that are designated and qualify as hedging instruments, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Hedging activities are transacted only with highly rated institutions, reducing exposure to credit risk in the event of nonperformance. Additionally, the Company completes assessments related to the risk of counterparty nonperformance on a regular basis.

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

Redeemable Noncontrolling Interests and Related Party Transactions In 2011, we sold a 49% voting equity interest in NCR Brasil - Indústria de Equipamentos para Automação S.A., a subsidiary of the Company (NCR Manaus) to Scopus Tecnologia Ltda. (Scopus). Under our investment agreements with Scopus, Scopus may elect to sell its shares in NCR Manaus at the then-current fair value to a third party that is not a competitor of NCR. If Scopus is unable to locate a buyer, Scopus may require NCR to purchase its noncontrolling interest for its then-current fair value.

We recognized $82 million, $59 million and $87 million in revenue related to Banco Bradesco SA (Bradesco), the parent of Scopus, for the years ended December 31, 2016, 2015 and 2014, respectively, and we had $10 million and $11 million in receivables outstanding from Bradesco as of December 31, 2016 and 2015.

Recent Accounting Pronouncements

Issued

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In May 2014, the FASB issued a new revenue recognition standard that will supersede current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.  We are currently in the assessment phase of implementing this standard. We have determined a substantial majority of our new accounting policies that will be effective upon adoption. We have not yet quantified and are not yet able to make a reasonable estimate of the impact of the new revenue standard on our consolidated financial statements. As we continue our analysis of the impact on our consolidated financial statements and related disclosures, we will evaluate and determine the appropriate adoption methodology. There are also certain considerations related to internal control over financial reporting that are associated with implementing the standard. We are currently evaluating our control framework and identifying any changes that may need to be made in response to the new guidance.

In February 2016, the FASB issued a new leasing standard that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective approach. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements and internal controls over financial reporting.

In March 2016, the FASB issued new guidance that will amend the accounting standard related to employee share based payments. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance will be effective for the first interim period within annual periods beginning after December 15, 2016, with early adoption permitted. Adoption approach varies based on the amendment topic. As a result of the adoption, we expect to record an adjustment to retained earnings of approximately $39 million to recognize federal tax credit carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital. The Company also expects the new standard to have an impact on the recording of excess tax benefits and deficiencies in our consolidated balance sheets and consolidated statements of income and comprehensive income. However, the magnitude of such impact is dependent upon our future grants of stock awards, our future stock price in relation to the fair value of awards on the grant date and the exercise behavior of stock option holders.

In January 2017, the FASB issued an accounting standards update with new guidance intended to simplify the subsequent measurement of goodwill. The standards update eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019. The adoption of this standards update is not expected to impact our consolidated financial statements.

2. BUSINESS COMBINATIONS AND DIVESTITURES

Interactive Printer Solutions (IPS) Divestiture

As of December 31, 2015, we determined that it was probable that we would dispose of our Interactive Printer Solutions (IPS) business, which triggered an impairment assessment of the related assets which include long-lived assets and goodwill. The assets related to the IPS business were valued using a market approach based on an independent third-party market price. The assessment resulted in charges to reduce the carrying values of goodwill and property, plant and equipment, net by $16 million and $18 million, respectively, for a total charge of $34 million recorded in other (expense), net in the Consolidated Statements of Operations for the year ended December 31, 2015. The remaining assets and liabilities of $89 million and $39 million, respectively, were classified as held for sale and were included in other current assets and other current liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2015.

On May 27, 2016, NCR completed the sale of all but the Middle East and Africa (MEA) assets of the IPS business to Atlas Holdings LLC for cash consideration of $47 million. In connection with the sale, NCR agreed to provide Atlas Holdings with certain support services on a short-term basis following the closing under a transition services agreement. During the year ended December 31, 2016, a loss on sale of $2 million was recorded to other (expense), net in the Consolidated Statement of Operations. The remaining assets and liabilities related to the MEA IPS business are held for use in the Consolidated Balance Sheet for the year ended December 31, 2016.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Digital Insight Acquisition

On January 10, 2014, NCR completed its acquisition of Digital Insight Corporation (Digital Insight), for which it paid an aggregate purchase price of $1.65 billion, which includes $5 million that was withheld by the Company as a source of recovery for possible claims pursuant to the acquisition agreement and was paid to the sellers in the third quarter of 2014 pursuant to the terms of such agreement. The purchase price was paid from the net proceeds of the December 2013 offer and sale of NCR's 5.875% and 6.375% senior unsecured notes and borrowings under NCR's senior secured credit facility. As a result of the acquisition, Digital Insight became a wholly owned subsidiary of NCR.

Digital Insight was a leading U.S. based provider of cloud-based customer-facing digital banking software to domestic financial institutions. The acquisition is consistent with NCR's continued transformation to a software-driven, hardware-enabled business. Digital Insight complements and extends our existing capabilities in the banking industry to form a complete enterprise software platform across both physical and digital channels - mobile, online, branch, and ATM. From the acquisition date of January 10, 2014 through December 31, 2014, Digital Insight contributed $349 million in revenue and $104 million in operating income.

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

The intangible assets acquired in the acquisition include the following:

	Estimated Fair Value	Weighted Average Amortization Period (1)
	(In millions)	(In years)
Direct customer relationships	$336	18
Technology - Software	121	5
Customer contracts	89	8
Tradenames	13	7
Total acquired intangible assets	$559	13

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

The Company incurred $8 million of transaction expenses relating to the acquisition which are included in selling, general and administrative expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 2014.

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and Digital Insight for the year ended 2014. The unaudited pro forma information is presented for illustrative purposes only. It is not

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma financial information for the year ended 2014 combines the results of NCR for the year ended December 31, 2014, which include the results of Digital Insight subsequent to January 10, 2014 (the acquisition date) and the historical results for Digital Insight for the 10 days preceding the acquisition date.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2014, are as follows:

In millions	For the year ended December 31, 2014
Revenue	$6,599
Net income attributable to NCR	$175

The unaudited pro forma results for the year ended December 31, 2014 include $8 million, net of tax, in eliminated transaction costs as if those costs had been recognized in the prior-year period.

3. RESTRUCTURING PLAN

In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven omni-channel industry. The program is centered on ensuring that our people and processes are aligned with our continued transformation and includes: rationalizing our product portfolio to eliminate overlap and redundancy; taking steps to end-of-life older commodity product lines that are costly to maintain and provide low margins; moving lower productivity services positions to our new centers of excellence due to the positive impact of services innovation; and reducing layers of management and organizing around divisions to improve decision-making, accountability and strategic execution. As of December 31, 2016, this plan is substantially complete.

As a result of the restructuring plan, the Company recorded total charges of $19 million, $74 million and $161 million in the years ended December 31, 2016, 2015 and 2014 respectively. The Company expects to achieve annualized run-rate savings of approximately $105 million as a result of this program.

Charges related to the restructuring plan for the years ended December 31 were as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	For the twelve months ended December 31
In millions	2016	2015	2014
Severance and other employee-related costs
ASC 712 charges included in restructuring-related charges	$4	$1	$73
ASC 420 charges included in restructuring-related charges	—	19	13
Inventory-related charges
Charges included in cost of products	—	5	9
Charges included in cost of services	4	7	47
Asset-related charges
External and internal use software impairment charges included in restructuring-related charges	2	16	7
Impairment of long-lived assets included in restructuring-related charges	—	13	6
Other than temporary impairment of an investment included in other (expense), net	—	—	3
Other exit costs
Other exit costs included in restructuring-related charges	9	13	5
Net income attributable to noncontrolling interests
Charges included in net income attributable to noncontrolling interests	—	—	(2)
Total restructuring-related charges	$19	$74	$161

In the year ended December 31, 2016, asset-related charges include the write-off of certain capitalized software for projects that have been abandoned. In the year ended December 31, 2015, asset-related charges include the write-off of certain capitalized software for projects that have been abandoned as well as an impairment of long-lived assets that are no longer considered strategic and were sold. In the year ended December 31, 2014, asset-related charges include the write-off of certain internal and external use capitalized software for projects where the Company has redirected resources to higher growth opportunities and abandoned certain projects. Additionally, the charges include an other than temporary impairment for an investment that was no longer considered strategic. See Note 12, “Fair Value of Assets and Liabilities” for additional information.

The results by segment, as disclosed in Note 13, "Segment Information and Concentrations," exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment.

The following table summarizes the costs recorded in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Employers’ Accounting for Postemployment Benefits, and the remaining liabilities as of December 31, 2016 and 2015, which are included in the Consolidated Balance Sheet in other current liabilities.

In millions	2016	2015
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$20	$60
Cost recognized during the period	15	38
Change in estimated payments	(2)	(5)
Utilization	(32)	(71)
Currency translation adjustments	—	(2)
Ending balance as of December 31	$1	$20

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment are included in the tables below. Foreign currency fluctuations are included within other adjustments.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	January 1, 2016						December 31, 2016
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,936	$(7)	$1,929	$9	$—	$(15)	$1,930	$(7)	$1,923
Services	658	—	658	—	—	—	658	—	658
Hardware	162	(16)	146	—	—	—	162	(16)	146
Total goodwill	$2,756	$(23)	$2,733	$9	$—	$(15)	$2,750	$(23)	$2,727

	January 1, 2015						December 31, 2015
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,947	$(7)	$1,940	$2	$—	$(13)	$1,936	$(7)	$1,929
Services	658	—	658	—	—	—	658	—	658
Hardware	162	—	162	—	(16)	—	162	(16)	146
Total goodwill	$2,767	$(7)	$2,760	$2	$(16)	$(13)	$2,756	$(23)	$2,733

As of December 31, 2015, we determined that it was probable that we would dispose of our IPS business, which triggered an impairment assessment of the related assets which include long-lived assets and goodwill. We evaluated the carrying value of these assets compared to the fair value based on a market approach using an independent third-party market price and determined the goodwill associated with the Hardware reporting unit was impaired. The impairment of $16 million was recorded within other (expense), net in the Consolidated Statements of Operations for the year ended December 31, 2015. Refer to Note 2, "Business Combinations and Divestitures" for further discussion.

Purchased Intangible Assets

NCR’s purchased intangible assets were specifically identified when acquired, and are deemed to have finite lives. These assets are reported in intangibles, net in the Consolidated Balance Sheets. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below:

	Amortization Period (in Years)	December 31, 2016		December 31, 2015
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$656	$(128)	$659	$(92)
Intellectual property	2 - 8	392	(302)	392	(244)
Customer contracts	8	89	(66)	89	(46)
Tradenames	2 - 10	73	(42)	73	(33)
Total identifiable intangible assets		$1,210	$(538)	$1,213	$(415)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	For the year ended December 31, 2016	For the years ended December 31 (estimated)
In millions		2017	2018	2019	2020	2021
Amortization expense	$123	$116	$85	$75	$57	$49

5. SERIES A PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with Blackstone Capital Partners VI L.P. and Blackstone Tactical Opportunities L.L.C. (collectively, Blackstone) for an aggregate

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. As of  December 31, 2016 and 2015, the Company had accrued dividends of $3 million and $4 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared in the years ended December 31, 2016 and 2015.

Dividend Rights The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Convertible Preferred Stock has a liquidation preference of $1,000 per share. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. Dividends are paid in-kind, through the issuance of additional shares of Series A Convertible Preferred Stock, for the first sixteen dividend payment dates, after which dividends will be payable in cash or in-kind at the option of the Company.

Conversion Features The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share and a conversion rate of 33.33 shares of common stock per share of Series A Convertible Preferred Stock. As of December 31, 2016 and 2015, the maximum number of common shares that could be required to be issued if converted is 29.0 million and 27.4 million shares, respectively. The conversion rate is subject to the following customary anti-dilution and other adjustments:

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Since the redemption of the Series A Convertible Preferred Stock is contingently or optionally redeemable and therefore not certain to occur, the Series A Convertible Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A Convertible Preferred Stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within our control, we have classified the Series A Convertible Preferred Stock in mezzanine equity on the Consolidated Balance Sheets.

As noted above, the Company determined that the nature of the Series A Convertible Preferred Stock was more akin to an equity instrument. However, the Company determined that the economic characteristics and risks of the embedded put options, call option and make-whole provision were not clearly and closely related to the Series A Convertible Preferred Stock. Therefore, the Company assessed the put and call options further, and determined they did not meet the definition of a derivative under ASC 815, Derivatives and Hedging. Under the same analysis, the Company determined the make-whole provision did meet the definition of a derivative, but that the value of the derivative was minimal due to the expectations surrounding the scenarios under which the call option and make-whole provision would be exercised.

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

6. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2016		December 31, 2015
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$45	2.88%	$—
Trade Receivables Securitization Facility	—		—
Other (2)	5	7.41%	13	6.34%
Total short-term borrowings	$50		$13
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$821	2.88%	$956	2.95%
Revolving credit facility (1)	—		100	2.61%
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Deferred Financing Fees	(29)		(34)
Other (2)	9	6.64%	17	7.16%
Total long-term debt	$3,001		$3,239

(1)
Interest rates are weighted average interest rates as of December 31, 2016 and 2015. The Senior Secured Credit Facility incorporated the impact of the interest rate swap agreement prior to its expiration in August 2016. Refer to Note 11 "Derivatives and Hedging Instruments" for additional discussion.

(2)	Interest rates are weighted average interest rates as of December 31, 2016 and 2015 primarily related to various international credit facilities and a note payable in the U.S.

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). As of December 31, 2016, the Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal amount outstanding of $866 million and a revolving credit facility with an aggregate principal amount of $1,100 million, of which zero was outstanding. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2016, there were no letters of credit outstanding.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

At December 31, 2016, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

The Company has the option to redeem the 6.375% Notes, in whole or in part, at any time on or after December 15, 2018, at a redemption price of 103.188%, 102.125%, 101.063% and 100% during the 12-month periods commencing on December 15, 2018, 2019, 2020 and 2021 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to December 15, 2018, the Company may redeem the 6.375% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date. .

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

Trade Receivables Securitization Facility In November 2014, the Company established a revolving trade receivables securitization facility (the A/R Facility) with PNC Bank, National Association (PNC) as the administrative agent, and various lenders. In November 2016, the Company amended the A/R Facility to extend the maturity date to November 2018. The A/R Facility provides for up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions.

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $426 million and $368 million of outstanding accounts receivable as of December 31, 2016 and 2015, respectively, and these amounts are included in accounts receivable, net in the Company’s Consolidated Balance Sheets.

The financing subsidiary will pay annual commitment and other customary fees to the lenders, and advances by a lender under the A/R Facility will accrue interest (i) at a reserve-adjusted LIBOR rate or a base rate equal to the highest of (a) the applicable lender’s prime rate or (b) the federal funds rate plus 0.50%, if the lender is funding as a committed lender under the terms of the A/R Facility, or (ii) based on commercial paper interests rates if the lender is funding as a commercial paper conduit lender.  Advances may be prepaid at any time without premium or penalty.

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

Debt Maturities Maturities of long-term debt outstanding, in principal amounts, at December 31, 2016 are summarized below:

		For the years ended December 31
In millions	Total	2017	2018	2019	2020	2021	Thereafter
Debt maturities	$3,080	$50	$63	$85	$95	$1,485	$1,302

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of December 31, 2016 and 2015 was $3.16 billion and $3.21 billion, respectively. Management's fair

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

7. INCOME TAXES

For the years ended December 31, income (loss) from continuing operations before income taxes consisted of the following:

In millions	2016	2015	2014
Income (loss) before income taxes
United States	$35	$(24)	$(235)
Foreign	344	(71)	372
Total income (loss) from continuing operations before income taxes	$379	$(95)	$137

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2016	2015	2014
Income tax expense (benefit)
Current
Federal	$18	$(7)	$(4)
State	4	1	2
Foreign	60	37	79
Deferred
Federal	12	23	(88)
State	1	(6)	(7)
Foreign	(3)	7	(30)
Total income tax expense (benefit)	$92	$55	$(48)

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2016	2015	2014
Income tax expense (benefit) at the U.S. federal tax rate of 35%	$133	$(33)	$48
Foreign income tax differential	(26)	33	(72)
U.S. permanent book/tax differences	—	(5)	(2)
Tax audit settlements	—	(10)	(15)
Change in liability for unrecognized tax benefits	(12)	(7)	—
Nondeductible transaction costs	—	(1)	1
Goodwill impairment	—	5	—
U.S. valuation allowance	—	(3)	(8)
U.S. manufacturing deduction	(7)	—	—
Settlement of UK London pension plan	—	77	—
Other, net	4	(1)	—
Total income tax expense (benefit)	$92	$55	$(48)

NCR's tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries' tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2016, the tax rate was impacted by a less favorable mix of earnings, primarily driven by actuarial pension losses in foreign jurisdictions with valuation allowance against deferred tax assets. During 2015, there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom. Refer to Note 9, “Employee Benefit Plans” for additional discussion on the settlement of the UK London pension plan. Additionally, we favorably settled examinations with Canada for tax years 2002

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

through 2006 that resulted in a tax benefit of $10 million. During 2014, we favorably settled examinations with the IRS for the 2009 and 2010 tax years that resulted in a tax benefit of $13 million. In addition, the 2014 tax rate was favorably impacted by a $9 million reduction in the U.S. valuation allowance and a favorable mix of earnings by country, primarily driven by actuarial pension losses due to a change in the U.S. mortality table.

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

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2016	2015
Deferred income tax assets
Employee pensions and other benefits	$301	$276
Other balance sheet reserves and allowances	237	164
Tax loss and credit carryforwards	602	628
Capitalized research and development	99	97
Property, plant and equipment	8	12
Other	38	37
Total deferred income tax assets	1,285	1,214
Valuation allowance	(445)	(346)
Net deferred income tax assets	840	868
Deferred income tax liabilities
Intangibles	239	270
Capitalized software	43	36
Other	7	6
Total deferred income tax liabilities	289	312
Total net deferred income tax assets	$551	$556

NCR recorded valuation allowances related to certain deferred income tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The valuation allowances cover deferred tax assets, primarily tax loss carryforwards, in tax jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax losses. At December 31, 2016, our net deferred tax assets in the United States totaled approximately $451 million. For the three year period ended December 31, 2016, we had a cumulative net loss from continuing operations before income taxes, which is generally considered a negative indicator of our ability to realize the benefits of those assets. We evaluated the realizability of the U.S. deferred tax assets by weighing positive and negative evidence, including our history of taxable income in the U.S., and the substantial length of time over which our deferred tax assets relating to net operating losses and employee pensions may be realized. Through this assessment, realization of the related benefits was determined to be more likely than not. If we are unable to generate sufficient future taxable income in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss and credit carryforwards, additional valuation allowance could be required.

As of December 31, 2016, NCR had U.S. federal and foreign tax attribute carryforwards of approximately $1.3 billion. The net operating loss carryforwards that are subject to expiration will expire in the years 2017 through 2035. This includes U.S. tax credit carryforwards of $218 million. The amount of tax deductions in excess of previously recorded windfall tax benefits associated with stock-based compensation included in U.S. federal tax credit carryforwards but not reflected in deferred tax assets for the year ended December 31, 2016 was $39 million. Upon adoption of the updated accounting standard for stock based compensation, the Company will recognize these windfall tax benefits as an adjustment to retained earnings. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies” for additional discussion on the Company's adoption of the accounting standard update. Approximately $21 million of the credit carryforwards do not expire, and $197 million of the credit carryforwards expire in the

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

years 2017 through 2036. As a result of recent stock ownership changes our U.S. tax attributes could be subject to limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, if further material stock ownership changes occur.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2016	2015	2014
Gross unrecognized tax benefits - January 1	$209	$248	$277
Increases related to tax positions from prior years	3	17	34
Decreases related to tax positions from prior years	(34)	(37)	(50)
Increases related to tax provisions taken during the current year	23	35	43
Settlements with tax authorities	(6)	(33)	(14)
Lapses of statutes of limitation	(12)	(21)	(42)
Total gross unrecognized tax benefits - December 31	$183	$209	$248

Of the total amount of gross unrecognized tax benefits as of December 31, 2016, $94 million would affect NCR’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in income tax accruals and other current liabilities in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of zero, $4 million of benefit, and $1 million of expense for the years ended December 31, 2016, 2015, and 2014, respectively. The gross amount of interest and penalties accrued as of December 31, 2016 and 2015 was $41 million and $46 million, respectively.

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

During 2017, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As of December 31, 2016, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $35 million to $40 million in the next 12 months due to the resolution of these tax matters.

NCR did not provide for U.S. federal income taxes or foreign withholding taxes in 2016 on approximately $2.3 billion of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely unless it is determined future repatriation would give rise to little or no net tax costs. Due to the complexities in the tax laws, the assumptions that we would have to make and the availability and calculation of associated foreign tax credits, it is not practicable to determine the amount of the related unrecognized deferred income tax liability associated with these undistributed earnings.

8. STOCK COMPENSATION PLANS

The Company recognizes all share-based payments as compensation expense in its financial statements based on their fair value.

As of December 31, 2016, the Company’s stock-based compensation consisted of restricted stock units and an insignificant amount of stock options. The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2016	2015	2014
Total stock-based compensation related to restricted stock units (pre-tax)	61	42	31
Tax benefit	(18)	(13)	(10)
Total stock-based compensation (net of tax)	$43	$29	$21

Approximately 14 million shares remain authorized to be issued under the 2013 Stock Incentive Plan (SIP). Details of the Company's stock-based compensation plans are discussed below.

Restricted Stock Units

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The SIP provides for the grant of several different forms of stock-based compensation, including restricted stock units. Restricted stock units can have service-based and/or performance-based vesting with performance goals being established by the Compensation and Human Resource Committee of the Company’s Board of Directors. Any grant of restricted stock units is generally subject to a vesting period of 12 months to 48 months, to the extent permitted by the SIP. Performance-based grants conditionally vest upon achievement of future performance goals based on performance criteria such as the Company’s achievement of specific return on capital and/or other financial metrics (as defined in the SIP) during the performance period. Performance-based grants must be earned, based on performance, before the actual number of shares to be awarded is known. The Compensation and Human Resource Committee considers the likelihood of meeting the performance criteria based upon estimates and other relevant data, and certifies performance based on its analysis of achievement against the performance criteria. A recipient of restricted stock units does not have the rights of a stockholder and is subject to restrictions on transferability and risk of forfeiture. Other terms and conditions applicable to any award of restricted stock units will be determined by the Compensation and Human Resource Committee and set forth in the agreement relating to that award.

The following table reports restricted stock unit activity during the year ended December 31, 2016:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value per Unit
Unvested shares as of January 1	4,955	$30.08
Shares granted	4,812	$20.45
Shares vested	(1,559)	$27.93
Shares forfeited	(739)	$25.89
Unvested shares as of December 31	7,469	$24.70

Stock-based compensation expense is recognized in the financial statements based upon fair value. The total fair value of units vested and distributed in the form of NCR common stock was $42 million in 2016, $44 million in 2015, and $66 million in 2014. As of December 31, 2016, there was $125 million of unrecognized compensation cost related to unvested restricted stock unit grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.2 years. The weighted average grant date fair value for restricted stock unit awards granted in 2015 and 2014 was $29.40 and $31.85, respectively.

The following table represents the composition of restricted stock unit grants in 2016:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value
Service-based units	1,667	$25.02
Performance-based units	$1,186	$23.16
Price contingent-based units	1,959	$14.93
Total restricted stock units	4,812	$20.45

The 2016 performance-based restricted stock unit activity above includes 1.5 million units related to the 2016 to 2017 performance period, and is adjusted by the cancellation of performance-based restricted stock units from a prior period where the target performance goals were not achieved.

During the first quarter of 2016, the Compensation and Human Resource Committee approved a special multi-year equity grant to a limited group of senior executives of the Company. These awards were performance based price-contingent restricted stock units with a performance period of 60 months. Vesting of these units is dependent upon the achievement of target stock prices established by the Compensation and Human Resource Committee and service conditions. The Company estimated the fair value and derived service period using the Monte Carlo simulation option-pricing model. The Company amortizes the fair value of these awards over the explicit service period of 36 to 48 months, which was longer than the derived service period, adjusted for estimated forfeitures. Provided that the explicit service period is rendered, the total fair value of the price-contingent restricted stock units at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of units that ultimately vest can vary significantly with the performance of the specified market criteria.

The weighted-average assumptions used and the resulting estimates of fair value were as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Twelve months ended December 31, 2016
Expected volatility	33.9%
Expected dividend yield	—
Risk-free rate	1.21%
Weighted average fair value per share	$14.93

Expected volatility is based on the historical volatility derived from NCR stock price movements over the last 60 months. The risk-free interest rate was based upon the U.S. Treasury yield curve in effect at the time of grant with a remaining term of 60 months.

Stock Options

The SIP also provides for the grant of stock options to purchase shares of NCR common stock. The Compensation and Human Resource Committee has discretion to determine the material terms and conditions of option awards under the SIP, provided that (i) the exercise price must be no less than the fair market value of NCR common stock (defined as the closing price) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation and Human Resource Committee as set forth in the agreement relating to that award. The Compensation and Human Resource Committee has authority to administer the SIP, except that the Committee on Directors and Governance of the Company’s Board of Directors will administer the SIP with respect to non-employee members of the Board of Directors. New shares of the Company’s common stock are issued as a result of stock option exercises.

Stock-based compensation expense for options was computed using the Black-Scholes option-pricing model. During the years ended December 31, 2016, 2015 and 2014, the Company did not grant a significant amount of stock options.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2016:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	1,004	$18.14
Granted	49	$21.54
Exercised	(423)	$19.17
Forfeited or expired	(1)	$26.46
Outstanding as of December 31	629	$17.69	3.13	$14.4
Fully vested and expected to vest as of December 31	629	$17.69	3.13	$14.4
Exercisable as of December 31	579	$17.36	2.62	$13.4

The total intrinsic value of all options exercised was $6 million in 2016, $6 million in 2015, and $8 million in 2014. Cash received from option exercises under all share-based payment arrangements was $8 million in 2016, $8 million in 2015, and $7 million in 2014. The tax benefit realized from these exercises was $2 million in 2016, $2 million in 2015, and $2 million in 2014.

Other Share-based Plans

The Employee Stock Purchase Plan (ESPP) enables eligible employees to purchase NCR’s common stock at a discount to the average of the highest and lowest sale prices on the last trading day of each month. The ESPP discount for all years presented was 5% of the average market price. Accordingly, this plan is considered non-compensatory. Employees may authorize payroll deductions of up to 10% of eligible compensation for common stock purchases. Employees purchased approximately 0.3 million shares in 2016, 0.3 million shares in 2015, and 0.2 million shares in 2014, for approximately $7 million in 2016, $7 million in 2015 and $6 million in 2014. A total of 4 million shares were originally authorized to be issued under the ESPP and approximately 0.9 million authorized shares remain unissued as of December 31, 2016.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

9. EMPLOYEE BENEFIT PLANS

Pension, Postretirement and Postemployment Plans NCR sponsors defined benefit pension plans. NCR’s U.S. pension plan no longer offers additional benefits and is closed to new participants. Internationally, the defined benefit plans are based primarily upon compensation and years of service. Certain international plans also no longer offer additional benefits and are closed to new participants. NCR’s funding policy is to contribute annually not less than the minimum required by applicable laws and regulations. Assets of NCR’s defined benefit plans are primarily invested in corporate and government debt securities, common and commingled trusts, publicly traded common stocks, real estate investments, and cash or cash equivalents.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Pension Plans Reconciliation of the beginning and ending balances of the benefit obligations for NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2016	2015	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation as of January 1	$2,155	$2,271	$1,159	$2,106	$3,314	$4,377
Net service cost	—	—	7	12	7	12
Interest cost	90	87	28	42	118	129
Amendment	—	—	—	3	—	3
Actuarial loss (gain)	53	(93)	174	(17)	227	(110)
Benefits paid	(113)	(110)	(75)	(1,364)	(188)	(1,474)
Plan participant contributions	—	—	1	2	1	2
Curtailment	—	—	—	(2)	—	(2)
Settlement	—	—	—	425	—	425
Currency translation adjustments	—	—	(122)	(48)	(122)	(48)
Benefit obligation as of December 31	$2,185	$2,155	$1,172	$1,159	$3,357	$3,314
Accumulated benefit obligation as of December 31	$2,185	$2,155	$1,162	$1,148	$3,347	$3,303

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2016	2015	2016	2015	2016	2015
Change in plan assets
Fair value of plan assets as of January 1	$1,726	$1,884	$1,009	$2,325	$2,735	$4,209
Actual return on plan assets	109	(48)	136	38	245	(10)
Company contributions	—	—	31	33	31	33
Benefits paid	(113)	(110)	(75)	(1,364)	(188)	(1,474)
Currency translation adjustments	—	—	(124)	(25)	(124)	(25)
Plan participant contributions	—	—	1	2	1	2
Fair value of plan assets as of December 31	$1,722	$1,726	$978	$1,009	$2,700	$2,735

In November 2013, the trustees of the NCR Pension Plan (UK London) entered into an agreement with Pension Insurance Corporation (PIC) to purchase, as a plan asset, an insurance policy with PIC to facilitate the wind-up and buy-out of the pension plan. NCR Limited, a UK subsidiary of the Company, was the principal employer of the pension plan which had approximately 5,400 participants. During the second quarter of 2015, the Company completed the transfer of the UK London pension plan to PIC by issuing individual insurance policies. As a result of the transfer, for the the year ended December 31, 2015, the Company recorded a settlement loss of $427 million in the Consolidated Statement of Operations as well as an offsetting decrease to prepaid pension costs in the Consolidated Balance Sheet.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2016	2015	2016	2015	2016	2015
Funded Status	$(463)	$(429)	$(194)	$(150)	$(657)	$(579)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$94	$130	$94	$130
Current liabilities	—	—	(12)	(13)	(12)	(13)
Noncurrent liabilities	(463)	(429)	(276)	(267)	(739)	(696)
Net amounts recognized	$(463)	$(429)	$(194)	$(150)	$(657)	$(579)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	—	—	15	19	15	19
Total	$—	$—	$15	$19	$15	$19

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $2,711 million, $2,702 million, and $1,991 million, respectively, as of December 31, 2016, and $2,692 million, $2,682 million and $2,013 million, respectively, as of December 31, 2015.

The net periodic benefit (income) cost of the pension plans for the years ended December 31 was as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net service cost	$—	$—	$—	$7	$12	$12	$7	$12	$12
Interest cost	90	87	130	28	42	81	118	129	211
Expected return on plan assets	(72)	(72)	(118)	(36)	(60)	(104)	(108)	(132)	(222)
Amortization of prior service cost	—	—	—	1	1	2	1	1	2
Curtailment	—	—	—	—	(2)	—	—	(2)	—
Settlement	—	—	—	—	427	(1)	—	427	(1)
Actuarial (gain) loss	16	27	146	69	2	4	85	29	150
Net periodic benefit (income) cost	$34	$42	$158	$69	$422	$(6)	$103	$464	$152

Effective January 1, 2017, we changed the method used to estimate the service and interest components of net periodic benefit cost for our significant pension plans where yield curves are available. Previously, we estimated such cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the pension benefit obligation. The new methodology utilizes a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. This change does not affect the measurement of our total benefit obligation and is applied prospectively as a change in estimate, beginning January 1, 2017.

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

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2016	2015	2016	2015	2016	2015
Discount rate	4.1%	4.3%	1.9%	2.6%	3.3%	3.7%
Rate of compensation increase	N/A	N/A	0.9%	1.3%	0.9%	1.3%

The weighted average rates and assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.3%	4.0%	4.6%	2.6%	2.9%	3.8%	3.7%	3.5%	4.3%
Expected return on plan assets	4.3%	4.0%	4.6%	3.8%	3.8%	4.5%	4.1%	3.9%	4.5%
Rate of compensation increase	N/A	N/A	N/A	1.3%	1.8%	2.7%	1.3%	1.8%	2.7%

The discount rate used to determine December 31, 2016 U.S. benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the Aon Hewitt AA Bond Universe Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows. During 2014, the Society of Actuaries published updated mortality tables and an improvement scale for U.S. plans, which both reflect improved longevity. Based on evaluation of these new tables, we updated our mortality assumptions for our U.S. pension benefits as of December 31, 2014.

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

Plan Assets The weighted average asset allocations as of December 31, 2016 and 2015 by asset category are as follows:

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2016	2015		2016	2015
Equity securities	—%	—%	0 - 0%	23%	24%	16 - 26%
Debt securities	96%	96%	95 - 100%	52%	50%	50 - 60%
Real estate	1%	1%	0 - 2%	13%	13%	8- 14%
Other	3%	3%	0 - 3%	12%	13%	11 - 17%
Total	100%	100%		100%	100%
The Company has adopted updated accounting guidance on fair value measurement which removed both the requirement to categorize within the fair value hierarchy and the requirement to provide related sensitivity disclosures for all investments for which fair value is measured using net asset value (NAV) as a practical expedient. The amount of these investments is disclosed separately in the following tables as "Not Subject to Leveling". The updated guidance was adopted on a retrospective basis, therefore, the investment amounts for which fair value is measured using NAV as a practical expedient have been removed from the fair value hierarchy for all periods presented.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The fair value of plan assets as of December 31, 2016 and 2015 by asset category is as follows:

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$—	$47	$47	$—	$—	$—
Fixed income securities:
Government securities	2	234	—	234	—	—	27	—	27	—	—
Corporate debt	3	797	—	797	—	—	110	—	108	2	—
Other types of investments:
Money market funds	4	28	—	—	—	28	8	—	8	—	—
Common and commingled trusts - Equities	4	—	—	—	—	—	169	—	—	—	169
Common and commingled trusts - Bonds	4	530	—	—	—	530	363	—	—	—	363
Common and commingled trusts - Short Term Investments	4	23	—	—	—	23	27	—	—	—	27
Common and commingled trusts - Balanced	4	—	—	—	—	—	104	—	—	—	104
Partnership/joint venture interests - Real estate	5	8	—	—	—	8	—	—	—	—	—
Partnership/joint venture interests - Other	5	6	—	—	—	6	—	—	—	—	—
Mutual funds	4	60	60	—	—	—	—	—	—	—	—
Hedge Funds	5	36	—	—	—	36	—	—	—	—	—
Insurance products	4	—	—	—	—	—	1	—	1	—	—
Real estate and other	5	—	—	—	—	—	122	—	—	122	—
Total		$1,722	$60	$1,031	$—	$631	$978	$47	$144	$124	$663

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$—	$50	$50	$—	$—	$—
Fixed income securities:
Government securities	2	222	—	222	—	—	13	—	13	—	—
Corporate debt	3	805	—	805	—	—	145	—	141	4	—
Other types of investments:
Money market funds	4	33	—	—	—	33	13	—	12	—	1
Common and commingled trusts - Equities	4	—	—	—	—	—	184	—	—	—	184
Common and commingled trusts - Bonds	4	500	—	—	—	500	327	—	—	—	327
Common and commingled trusts - Short Term Investments	4	30	—	—	—	30	31	—	—	—	31
Common and commingled trusts - Balanced	4	—	—	—	—	—	116	—	—	—	116
Partnership/joint venture interests - Real estate	5	21	—	—	—	21	—	—	—	—	—
Partnership/joint venture interests - Other	5	7	—	—	—	7	—	—	—	—	—
Mutual funds	4	74	74	—	—	—	—	—	—	—	—
Hedge Funds	5	34	—	—	—	34	—	—	—	—	—
Insurance products	4	—	—	—	—	—	1	—	1	—	—
Real estate and other	5	—	—	—	—	—	129	—	—	129	—
Total		$1,726	$74	$1,027	$—	$625	$1,009	$50	$167	$133	$659

Notes:

1.	Common stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

In millions	International Pension Plans
Balance, December 31, 2014	$1,388
Realized and unrealized gains and losses, net	(58)
Purchases, sales and settlements, net	(1,196)
Transfers, net	(1)
Balance, December 31, 2015	$133
Realized and unrealized gains and losses, net	(8)
Purchases, sales and settlements, net	1
Transfers, net	(2)
Balance, December 31, 2016	$124

Investment Strategy NCR has historically employed a total return investment approach, whereby a mix of fixed-income, equities and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. To reduce volatility in the value of assets held by the U.S. pension plan, we have rebalanced the asset allocation to a portfolio of 96% of fixed income assets as of December 31, 2016. Similar investment strategy changes are under consideration or being implemented in a number of NCR’s international plans.

The investment portfolios contain primarily fixed-income investments, which are diversified across U.S. and non-U.S. issuers, type of fixed-income security (i.e., government bonds, corporate bonds, mortgage-backed securities) and credit quality. The investment portfolios also contain a blend of equity investments, which are diversified across U.S. and non-U.S. stocks, small and large capitalization stocks, and growth and value stocks, primarily of non-U.S. issuers. Where applicable, real estate investments are made through real estate securities, partnership interests or direct investment and are diversified by property type and location. Other assets, such as cash or private equity are used judiciously to improve portfolio diversification and enhance risk-adjusted portfolio returns. Derivatives may be used to adjust market exposures in an efficient and timely manner. Due to the timing of security purchases and sales, cash held by fund managers is classified in the same asset category as the related investment. Rebalancing algorithms are applied to keep the asset mix of the plans from deviating excessively from their targets. Investment risk is measured and monitored on an ongoing basis through regular performance reporting, investment manager reviews, actuarial liability measurements and periodic investment strategy reviews.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Postretirement Plans Reconciliation of the beginning and ending balances of the benefit obligation for NCR's U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2016	2015
Change in benefit obligation
Benefit obligation as of January 1	$27	$26
Gross service cost	—	—
Interest cost	1	1
Actuarial (gain) loss	(2)	2
Plan participant contributions	1	1
Benefits paid	(2)	(3)
Benefit obligation as of December 31	$25	$27

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2016	2015
Benefit obligation	$(25)	$(27)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(3)	$(4)
Noncurrent liabilities	(22)	(23)
Net amounts recognized	$(25)	$(27)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$16	$20
Prior service benefit	(19)	(33)
Total	$(3)	$(13)

The net periodic benefit income of the postretirement plan for the years ended December 31 was:

In millions	Postretirement Benefits
	2016	2015	2014
Interest cost	$1	$1	$1
Net service cost	—	—	—
Amortization of:
Prior service benefit	(14)	(18)	(18)
Actuarial loss	2	2	2
Net periodic benefit income	$(11)	$(15)	$(15)

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

	Postretirement Benefit Obligations			Postretirement Benefit Costs
	2016	2015	2014	2016	2015	2014
Discount rate	3.2%	3.3%	3.1%	3.3%	3.1%	3.4%

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Assumed healthcare cost trend rates as of December 31 were:

	2016		2015
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	6.6%	5.8%	6.8%	5.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2024	2024	2024	2024

In addition, a one percentage point change in assumed healthcare cost trend rates would have had an immaterial impact on the postretirement benefit income and obligation.

Postemployment Benefits Reconciliation of the beginning and ending balances of the benefit obligation for NCR's postemployment plan was:

	Postemployment Benefits
In millions	2016	2015
Change in benefit obligation
Benefit obligation as of January 1	$143	$227
Restructuring program cost	4	1
Service cost	16	17
Interest cost	3	3
Amendments	—	(12)
Benefits paid	(37)	(47)
Foreign currency exchange	(6)	(12)
Actuarial loss (gain)	4	(34)
Benefit obligation as of December 31	$127	$143

The following tables present the funded status and the reconciliation of the unfunded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2016	2015
Benefit obligation	$(127)	$(143)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(22)	$(33)
Noncurrent liabilities	(105)	(110)
Net amounts recognized	$(127)	$(143)
Amounts recognized in accumulated other comprehensive loss
Net actuarial gain	$(42)	$(47)
Prior service benefit	(17)	(23)
Total	$(59)	$(70)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The net periodic benefit cost of the postemployment plan for the years ended December 31 was:

In millions	Postemployment Benefits
	2016	2015	2014
Service cost	$16	$17	$17
Interest cost	3	3	5
Amortization of:
Prior service benefit	(6)	(4)	(4)
Actuarial (gain) loss	(7)	—	(2)
Net benefit cost	$6	$16	$16
Restructuring severance cost	4	1	73
Net periodic benefit cost	$10	$17	$89

During the years ended December 31, 2016, 2015 and 2014, restructuring charges for employee severance of $4 million, $1 million and $73 million, respectively, were recognized associated with the restructuring plan. See Note 3, "Restructuring Plan" for additional information.

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2016	2015	2016	2015	2014
Discount rate	2.0%	2.2%	2.2%	2.1%	3.2%
Salary increase rate	1.8%	2.1%	2.1%	2.0%	2.8%
Involuntary turnover rate	4.8%	4.8%	4.8%	4.8%	4.8%

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not plan to contribute to the U.S. qualified pension plan in 2017, and plans to contribute approximately $30 million to the international pension plans in 2017. The Company also plans to make contributions of $3 million to the U.S. postretirement plan and $55 million to the postemployment plan in 2017.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2017	$124	$49	$173	$3	$55
2018	$127	$49	$176	$3	$20
2019	$130	$49	$179	$2	$19
2020	$132	$48	$180	$2	$17
2021	$135	$47	$182	$2	$16
2022-2026	$690	$243	$933	$6	$65

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $24 million in 2016, $23 million in 2015, and $20 million in 2014. The expense under international and subsidiary savings plans was $26 million in 2016, $22 million in 2015, and $24 million in 2014.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Amounts to be Recognized The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2017 are as follows:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (benefit)	$—	$1	$1	$(6)	$(5)
Actuarial loss (gain)	$—	$—	$—	$2	$(4)

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

In 2013 the Company, through its travel business, entered into a subcontract with a prime contractor with respect to certain information technology components of two airport construction projects in Oman. In 2015 the prime contractor’s contract with an Omani public agency was terminated for cause; the Company and the prime contractor (a joint venture) subsequently provided

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

to each other notices of termination of the subcontract. The prime contractor subsequently filed liquidation proceedings in Oman. The Company had delivered and installed goods and services in the approximate amount of $40 million as of 2015 when the various contracts were terminated, approximately half of which sum remains due and owing; under the terms of the subcontract, most of the payment obligations by the Omani public agency to the terminated prime contractor, and from the terminated prime contractor to the Company, had not at that time matured. The Company remains engaged in the construction projects, having been urged by the Omani public agency to enter into a new subcontract with a new prime contractor, which the Company did later in 2015. In 2016 the Company entered into a partial settlement agreement with the Omani public agency under which it was paid approximately half of the sums owed to it, in exchange for certain deliverables under the original subcontract. The Company has identified various avenues to pursue, against the prime contractor and others, including the parent of one of the joint venture partners in the terminated prime contractor, to obtain recoveries of the remaining amounts owed to it. Based on the status of negotiations and proceedings as of December 31, 2016, the Company continues to maintain a reserve of approximately $20 million with respect to those portions of its claim that it considered did not meet the Company’s standard for probable recovery.

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R$168 million, or approximately $51 million as of December 31, 2016, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Consolidated Financial Statements. The Company estimated the aggregate risk related to this matter to be zero to approximately $70 million as of December 31, 2016.

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

Fox River (Refer to Note 18, "Subsequent Events", for further information relative to the Fox River matter). NCR is one of eight entities that were formally notified by governmental and other entities, such as local Native American tribes, that they are PRPs for environmental claims (under CERCLA and other statutes) arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. The other Fox River PRPs that received notices are Appleton Papers Inc. (API; now known as Appvion, Inc.), P.H. Glatfelter Company ("Glatfelter"), Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Canal Corporation, formerly known as Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. NCR sold its facilities in 1978 to API. Some parties contend that NCR is also responsible for PCB discharges from paper mills owned by other companies because NCR carbonless copy paper "broke" was allegedly purchased by those other mills as a raw material.

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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides NCR opportunities to recoup, both indirectly from third parties and directly, the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their 50% payments under the Funding Agreement on the other, as well as the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through the end of September 2014.

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

On September 25, 2014, the United States Court of Appeals for the Seventh Circuit issued its ruling on appeal. That ruling vacated the lower court’s contribution decisions that were adverse to NCR (i.e., it vacated “the decision to hold NCR responsible for all of the response costs at operable units 2 through 5 in contribution”), set aside an adverse judgment against the Company in the amount of $76 million, and affirmed the Company’s favorable verdict in the “arranger” liability trial with respect to operable unit 1. The case was remanded to the federal district court in Wisconsin for further proceedings, for potential consideration of additional factors noted by the appellate court, in which proceedings NCR will vigorously contest the amount of remediation costs allocable to it, and seek to recover from other parties portions of the costs it has previously paid. The case was scheduled for trial in April 2017. Refer to Note 18, "Subsequent Events" for additional information, including the staying of this trial.

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

The case was remanded to the federal district court in Wisconsin for further proceedings. In a ruling on May 15, 2015, the district court ruled in NCR’s favor and rejected the Governments’ efforts to reinstate the declaratory judgment against NCR. The court issued findings in favor of the Company’s divisibility defense, and held that NCR’s share of liability for operable unit 4 was 28% (the Company had then already paid more than 28% of the remediation costs for that part of the river). Various parties asked the court to reconsider its ruling, and in October 2015 the court granted those motions, with the prospect that the Company could

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

continue to face joint and several liability for remediation of the river, in conjunction with other PRPs, although the Company’s position remains that it has performed more than its fair share of remediation costs at the site. The remaining claims in the Government enforcement action were scheduled to be tried in May 2017 (refer to Note 18, "Subsequent Events" for further information on this matter, including the staying of this trial). With respect to remaining remediation work, one other PRP, GP, had agreed by virtue of an earlier settlement with the Governments that it is “liable to the United States . . . for performance of all response actions that the [2007 Order] requires for” the lower portion of operable unit 4 and operable unit 5.

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

With respect to 2016 remediation, no formal arrangement for the conduct of 2016 remediation work was reached. NCR and GP offered to perform again the arrangement they performed in 2015, under which NCR and GP would each fund approximately one-third of the work, and NCR and GP commenced remediation work for the 2016 season on that basis. Glatfelter indicated it would fund a portion of 2016 work, but again refused to perform the approximate one-third of work that was proposed for it to perform, and instead performed only a minor quantity of work. Glatfelter’s failures to perform its work have caused the expected completion of the remediation to be extended from 2017 to 2018. NCR and GP together funded more than two-thirds of the 2016 remediation work.

With respect to 2017 remediation, refer to Note 18, "Subsequent Events" for further information with respect to the Fox River reserve.

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

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of December 31, 2016, the net reserve for the Fox River matter was approximately $27 million, compared to $26 million as of December 31, 2015. The change in the net reserve is due to payments for clean-up activities and litigation costs, as well as changes in estimates and accruals for litigation expenses. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of December 31, 2016 and 2015, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities. Refer to Note 18, "Subsequent Events" for further information with respect to the Fox River reserve.

Under a 1996 agreement, AT&T Corp. (AT&T) and Nokia (as the successor to the Lucent Technologies and Alcatel-Lucent USA) are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Nokia remain obligated to pay under the indemnity totaled approximately $31 million and $15 million as of December 31, 2016 and 2015, respectively, and is deducted in determining the net reserve discussed above.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In connection with the Fox River and other matters, through December 31, 2016, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.

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

The Court did not determine NCR’s share of the overall liability, which the Company believes should be de minimis, or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. Relative shares of liability were tried to the court in a subsequent phase of the case; the trial concluded in December 2015, and posttrial briefing concluded in March 2016. The parties are awaiting the court's judgment. Prior to trial, in response to a motion filed by the Company, the court dismissed several portions of GP’s claims as time-barred, with the result that the past costs being tried total to approximately $50 million. The court may or may not also rule on the allocation of future costs. If the Company is found liable for money damages or otherwise with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). The Company would also have claims against AT&T and Nokia under the arrangement discussed above in connection with the Fox River matter. As of December 31, 2016 and 2015, the reserve associated with the Kalamazoo matter was approximately $2 million and $18 million, respectively.

Environmental Remediation Estimates It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other PRPs, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for indemnity insurance, third-party indemnity claims or recoveries from other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to a particular insurance settlement, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are recorded in the Consolidated Financial Statements. For the Fox River site, as described above, assets relating to the AT&T and Nokia indemnities and to the API/BAT obligations are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Consolidated Financial Statements. As of December 31, 2016 and 2015, NCR had no material obligations related to such guarantees, and therefore its Consolidated Financial Statements do not have any associated liability balance.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

The Company recorded the activity related to the warranty reserve for the the years ended December 31 as follows:

In millions	2016	2015	2014
Warranty reserve liability
Beginning balance as of January 1	$24	$22	$22
Accruals for warranties issued	42	41	37
Settlements (in cash or in kind)	(39)	(39)	(37)
Ending balance as of December 31	$27	$24	$22

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

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, and also operates certain equipment and vehicles under leases, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Our lease obligations also include amounts owed for our future world headquarters in Atlanta. Due to the early stages of construction, we assumed lease commencement in early 2018 and included assumptions regarding the total project cost. Future minimum lease payments under non-cancelable operating leases as of December 31, 2016, for the following fiscal years are:

In millions	2017	2018	2019	2020	2021
Minimum lease obligations	$107	$81	$74	$51	$39

Total rental expense for operating leases was $132 million in 2016, $148 million in 2015, and $128 million in 2014.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of December 31, 2016, the balance in AOCI related to foreign exchange derivative transactions was $13 million. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	December 31, 2016
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$251	$18	Other current liabilities	$56	$1
Total derivatives designated as hedging instruments			$18			$1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$165	$1	Other current liabilities	$218	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$19			$2

	Fair Values of Derivative Instruments
	December 31, 2015
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other current assets	$—	$—	Other current liabilities	$380	$3
Foreign exchange contracts	Other current assets	53	2	Other current liabilities	105	1
Total derivatives designated as hedging instruments			$2			$4
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$191	$1	Other current liabilities	$204	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$3			$5

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The effects of derivative instruments on the Consolidated Statement of Operations for the years ended December 31 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)				Amount of (Gain) Loss Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	Location of (Gain) Loss Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014	Location of (Gain) Loss Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Interest rate swap	$—	$(2)	(2)	Interest expense	$2	$5	$5	Interest expense	$—	$—	$—
Foreign exchange contracts	$19	$12	$1	Cost of products	$(3)	$(12)	$(1)	Other (expense), net	$—	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Foreign exchange contracts	Other (expense), net	$(1)	$(5)	$11
Refer to Note 12, “Fair Value of Assets and Liabilities” for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2016 and 2015, NCR did not have any major concentration of credit risk related to financial instruments.

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2016 and 2015 are set forth as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

		December 31, 2016				December 31, 2015
		Fair Value Measurements Using				Fair Value Measurements Using
In millions	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$5	$5	$—	$—	$3	$3	$—	$—
Foreign exchange contracts (2)	19	—	19	—	3	—	3	—
Total	$24	$5	$19	$—	$6	$3	$3	$—
Liabilities:
Interest rate swap (3)	$—	$—	$—	$—	$3	$—	$3	$—
Foreign exchange contracts (3)	2	—	2	—	2	—	2	—
Total	$2	$—	$2	$—	$5	$—	$5	$—

(1)    Included in Cash and cash equivalents in the Consolidated Balance Sheet.
(2)    Included in Other current assets in the Consolidated Balance Sheet.
(3)    Included in Other current liabilities in the Consolidated Balance Sheet.

Deposits Held in Money Market Mutual Funds A portion of the Company’s excess cash is held in money market mutual funds which generate interest income based on prevailing market rates. Money market mutual fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

Interest rate swap As a result of our Senior Secured Credit Facility, we are exposed to risk from changes in LIBOR, which may adversely affect our financial condition. To manage our exposure and mitigate the impact of changes in LIBOR on our financial results, we previously hedged a portion of our forecasted interest payments through the use of an interest rate swap agreement. The interest rate swap was valued using the income approach inclusive of nonperformance and counterparty risk considerations and was classified within Level 2 of the valuation hierarchy as of December 31, 2015.

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

No impairment charges or material non-recurring fair value adjustments were recorded during the year ended December 31, 2016.

As of December 31, 2015, we determined that it was probable that we would dispose of our IPS business, which triggered an impairment assessment of the related assets which include long-lived assets and goodwill. The assets related to the IPS business were valued using a market approach based on an independent third-party market price. Refer to Note 2, "Business Combinations and Divestitures" and Note 4, "Goodwill and Purchased Intangible Assets" for additional discussion. On May 27, 2016, NCR

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

completed the sale of all but the Middle East and Africa (MEA) assets of its Interactive Printer Solutions (IPS) business to Atlas Holdings LLC.

During the year ended December 31, 2014, we measured the fair value of an investment utilizing the income approach based on the use of discounted cash flows. The discounted cash flows are based on unobservable inputs, including assumptions of projected revenue, expenses, earnings, capital spending, as well as a discount rate determined by management's estimates of risk associated with the investment. As a result, for the twelve months ended December 31, 2014, we recorded an other-than-temporary impairment charge of $3 million in Other (expense) income, net in the Consolidated Statements of Operations based on Level 3 valuations. As of December 31, 2016 and 2015, there was no remaining carrying value of the related investments. See Note 3, "Restructuring Plan" for additional information on the charge recorded for the year ended December 31, 2014.

13. SEGMENT INFORMATION AND CONCENTRATIONS

The Company manages and reports the following three segments:

•
Software - Our software portfolio includes industry-based software applications and application suites for the financial services, retail, hospitality and small business industries. We also offer other industry-oriented software applications, including cash management software, video banking software, fraud and loss-prevention applications, check and document imaging, remote-deposit capture and customer-facing digital banking applications for the financial services industry; and secure electronic and mobile payment solutions, sector-specific point of sale software applications, and back-office inventory and store and restaurant management software applications for the retail and hospitality industries. Additionally, we provide ongoing software support and maintenance services, as well as consulting and implementation services for our software solutions.

•
Services - Our global end-to-end services solutions include assessment and preparation, staging, installation, implementation, and maintenance and support for our hardware solutions. We also provide systems management and complete managed services for our product offerings. In addition, we provide servicing for third party networking products and computer hardware from select manufacturers.

•
Hardware - Our hardware solutions include our suite of financial-oriented self-service ATM-related hardware, and our retail- and hospitality-oriented point of sale terminal, self-checkout kiosk and related hardware. We also offer other self-service kiosks, such as self-check in/out kiosks for airlines, and wayfinding solutions for buildings and campuses.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following table presents revenue and operating income by segment for the years ended December 31:

In millions	2016	2015	2014
Revenue by segment
Software	$1,841	$1,747	$1,748
Services	2,306	2,218	2,272
Hardware (1)	2,396	2,408	2,571
Consolidated revenue	6,543	6,373	6,591
Operating income by segment
Software	577	539	526
Services	201	194	165
Hardware (1)	62	87	126
Subtotal - segment operating income	840	820	817
Other adjustments(2)	241	685	464
Income from operations	$599	$135	$353

(1)
On May 27, 2016, NCR completed the sale of substantially all of its IPS business to Atlas Holdings. The sale included all dedicated assets of the IPS division worldwide, other than in the MEA region. Accordingly, the revenue and operating income results exclude the results of the IPS operations, except for the IPS MEA operations, from May 27, 2016 through the end of the fourth quarter of 2016.

(2) The following table presents the other adjustments for NCR for the years ended December 31:

In millions	2016	2015	2014
Pension mark-to-market adjustments	$85	$454	$149
Restructuring/transformation costs	26	74	160
Acquisition-related amortization of intangible assets	123	125	119
Acquisition-related costs	7	11	27
Acquisition-related purchase price adjustments	—	—	6
OFAC and FCPA investigations	—	1	3
Reserve related to subcontract in MEA	—	20	—
Total other adjustments	$241	$685	$464

The following table presents revenue from products and services for NCR for the years ended December 31:

In millions	2016	2015	2014
Product revenue	$2,737	$2,711	$2,892
Professional services and installation services revenue	1,011	944	971
Recurring revenue, including maintenance and cloud revenue	2,795	2,718	2,728
Total revenue	$6,543	$6,373	$6,591

Revenue is attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2016	%	2015	%	2014	%
Revenue by Geographic Area
United States	$3,106	47%	$2,909	46%	$2,723	41%
Americas (excluding United States)	637	10%	590	9%	634	10%
Europe, Middle East and Africa (EMEA)	1,896	29%	1,964	31%	2,184	33%
Asia Pacific (APJ)	904	14%	910	14%	1,050	16%
Consolidated revenue	$6,543	100%	$6,373	100%	$6,591	100%

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2016	2015
Property, plant and equipment, net
United States	$139	$157
Americas (excluding United States)	21	29
Europe, Middle East and Africa (EMEA)	70	78
Asia Pacific (APJ)	57	58
Consolidated property, plant and equipment, net	$287	$322

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2016, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income (AOCI) by Component

The changes in AOCI for the years ended December 31 are as follows:

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Available for Sale Securities	Total
Balance at December 31, 2013	$(52)	$16	$(5)	$3	$(38)
Other comprehensive (loss) before reclassifications	(73)	(12)	(1)	—	(86)
Amounts reclassified from AOCI	—	(12)	3	(3)	(12)
Net current period other comprehensive (loss) income	(73)	(24)	2	(3)	(98)
Balance at December 31, 2014	$(125)	$(8)	$(3)	$—	$(136)
Other comprehensive (loss) income before reclassifications	(47)	43	8	—	4
Amounts reclassified from AOCI	—	(12)	(6)	—	(18)
Net current period other comprehensive (loss) income	(47)	31	2	—	(14)
Balance at December 31, 2015	$(172)	$23	$(1)	$—	$(150)
Other comprehensive (loss) income before reclassifications	(52)	(1)	16	—	(37)
Amounts reclassified from AOCI	—	(16)	(2)	—	(18)
Net current period other comprehensive (loss) income	(52)	(17)	14	—	(55)
Balance at December 31, 2016	$(224)	$6	$13	$—	$(205)

Reclassifications Out of AOCI

The reclassifications out of AOCI for the years ended December 31 are as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	For the year ended December 31, 2016
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$(3)	$(3)
Cost of services	(1)	(10)	—	(11)
Selling, general and administrative expenses	—	(6)	—	(6)
Research and development expenses	(1)	(3)	—	(4)
Interest expense	—	—	2	2
Total before tax	$(2)	$(19)	$(1)	$(22)
Tax expense				4
Total reclassifications, net of tax				$(18)

	For the year ended December 31, 2015
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$(1)	$(12)	$(13)
Cost of services	$1	$(9)	$—	$(8)
Selling, general and administrative expenses	1	(7)	—	(6)
Research and development expenses	—	(4)	—	(4)
Interest expense	—	—	5	5
Total before tax	$2	$(21)	$(7)	$(26)
Tax expense				8
Total reclassifications, net of tax				$(18)

	For the year ended December 31, 2014
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Effective Cash Flow Hedges	Securities	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$(10)	$—	$—	$(10)
Cost of services	(6)	—	—	(6)
Selling, general and administrative expenses	(4)	—	—	(4)
Research and development expenses	—	4	—	4
Interest expense	—	—	(4)	(4)
Total before tax	$(20)	$4	$(4)	$(20)
Tax expense				8
Total reclassifications, net of tax				$(12)

15. SUPPLEMENTAL FINANCIAL INFORMATION
The components of other (expense), net are summarized as follows for the years ended December 31:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	2016	2015	2014
Other (expense), net
Interest income	$4	$5	$6
Foreign currency fluctuations and foreign exchange contracts	(40)	(21)	(32)
Impairment of an investment	—	—	(3)
Divestiture and liquidation losses	(6)	(34)	—
Gain on sale of available for sale securities	—	—	4
Other, net	(8)	(7)	(10)
Total other (expense), net	$(50)	$(57)	$(35)
The components of accounts receivable are summarized as follows:

In millions	December 31, 2016	December 31, 2015
Accounts receivable
Trade	$1,266	$1,259
Other	57	39
Accounts receivable, gross	1,323	1,298
Less: allowance for doubtful accounts	(41)	(47)
Total accounts receivable, net	$1,282	$1,251
The components of inventory are summarized as follows:

In millions	December 31, 2016	December 31, 2015
Inventories
Work in process and raw materials	$154	$137
Finished goods	149	129
Service parts	396	377
Total inventories	$699	$643
The components of other current assets are summarized as follows:

In millions	December 31, 2016	December 31, 2015
Other current assets
Held for sale assets	$—	$89
Other	278	238
Total other current assets	$278	$327

The components of property, plant and equipment are summarized as follows:

In millions	December 31, 2016	December 31, 2015
Property, plant and equipment
Land and improvements	$6	$7
Buildings and improvements	198	196
Machinery and other equipment	598	597
Property, plant and equipment, gross	802	800
Less: accumulated depreciation	(515)	(478)
Total property, plant and equipment, net	$287	$322

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

16. GUARANTOR FINANCIAL STATEMENTS

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

Refer to Note 6, "Debt Obligations" for additional information.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,293	$111	$1,768	$(435)	$2,737
Service revenue	1,615	36	2,155	—	3,806
Total revenue	2,908	147	3,923	(435)	6,543
Cost of products	1,024	50	1,463	(435)	2,102
Cost of services	1,170	12	1,477	—	2,659
Selling, general and administrative expenses	484	4	438	—	926
Research and development expenses	139	—	103	—	242
Restructuring-related charges	11	—	4	—	15
Total operating expenses	2,828	66	3,485	(435)	5,944
Income (loss) from operations	80	81	438	—	599
Interest expense	(165)	—	(74)	69	(170)
Other (expense) income, net	44	(23)	(2)	(69)	(50)
Income (loss) from continuing operations before income taxes	(41)	58	362	—	379
Income tax expense (benefit)	(18)	21	89	—	92
Income (loss) from continuing operations before earnings in subsidiaries	(23)	37	273	—	287
Equity in earnings of consolidated subsidiaries	306	304	—	(610)	—
Income (loss) from continuing operations	283	341	273	(610)	287
Income (loss) from discontinued operations, net of tax	(13)	—	—	—	(13)
Net income (loss)	$270	$341	$273	$(610)	$274
Net income (loss) attributable to noncontrolling interests	—	—	4	—	4
Net income (loss) attributable to NCR	$270	$341	$269	$(610)	$270
Total comprehensive income (loss)	215	277	210	(488)	214
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to NCR common stockholders	$215	$277	$211	$(488)	$215

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,189	$105	$2,339	$(922)	$2,711
Service revenue	1,528	33	2,101	—	3,662
Total revenue	2,717	138	4,440	(922)	6,373
Cost of products	904	43	2,047	(922)	2,072
Cost of services	1,103	13	1,716	—	2,832
Selling, general and administrative expenses	501	4	537	—	1,042
Research and development expenses	102	—	128	—	230
Restructuring-related charges	32	—	30	—	62
Total operating expenses	2,642	60	4,458	(922)	6,238
Income (loss) from operations	75	78	(18)	—	135
Interest expense	(168)	—	(78)	73	(173)
Other (expense) income, net	22	4	(10)	(73)	(57)
Income (loss) from continuing operations before income taxes	(71)	82	(106)	—	(95)
Income tax expense (benefit)	(33)	52	36	—	55
Income (loss) from continuing operations before earnings in subsidiaries	(38)	30	(142)	—	(150)
Equity in earnings of consolidated subsidiaries	(115)	(161)	—	276	—
Income (loss) from continuing operations	(153)	(131)	(142)	276	(150)
Income (loss) from discontinued operations, net of tax	(25)	—	1	—	(24)
Net income (loss)	$(178)	$(131)	$(141)	$276	$(174)
Net income (loss) attributable to noncontrolling interests	—	—	4	—	4
Net income (loss) attributable to NCR	$(178)	$(131)	$(145)	$276	$(178)
Total comprehensive income (loss)	(192)	(154)	(156)	311	(191)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$(192)	$(154)	$(157)	$311	$(192)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,103	$111	$2,099	$(421)	$2,892
Service revenue	1,445	28	2,226	—	3,699
Total revenue	2,548	139	4,325	(421)	6,591
Cost of products	867	41	1,666	(421)	2,153
Cost of services	1,119	13	1,574	—	2,706
Selling, general and administrative expenses	519	2	491	—	1,012
Research and development expenses	161	—	102	—	263
Restructuring-related charges	32	1	71	—	104
Total operating expenses	2,698	57	3,904	(421)	6,238
Income (loss) from operations	(150)	82	421	—	353
Interest expense	(177)	(1)	(75)	72	(181)
Other (expense) income, net	39	(4)	2	(72)	(35)
Income (loss) from continuing operations before income taxes	(288)	77	348	—	137
Income tax expense (benefit)	(169)	68	53	—	(48)
Income (loss) from continuing operations before earnings in subsidiaries	(119)	9	295	—	185
Equity in earnings of consolidated subsidiaries	300	373	—	(673)	—
Income (loss) from continuing operations	181	382	295	(673)	185
Income (loss) from discontinued operations, net of tax	10	—	—	—	10
Net income (loss)	$191	$382	$295	$(673)	$195
Net income (loss) attributable to noncontrolling interests	—	—	4	—	4
Net income (loss) attributable to NCR	$191	$382	$291	$(673)	$191
Total comprehensive income (loss)	93	300	188	(487)	94
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$93	$300	$187	$(487)	$93

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Balance Sheet
December 31, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$65	$12	$421	$—	$498
Accounts receivable, net	64	25	1,193	—	1,282
Inventories	272	13	414	—	699
Due from affiliates	680	1,509	400	(2,589)	—
Other current assets	140	37	162	(61)	278
Total current assets	1,221	1,596	2,590	(2,650)	2,757
Property, plant and equipment, net	129	—	158	—	287
Goodwill	988	—	1,739	—	2,727
Intangibles, net	176	—	496	—	672
Prepaid pension cost	—	—	94	—	94
Deferred income taxes	499	98	82	(104)	575
Investments in subsidiaries	3,275	2,822	—	(6,097)	—
Due from affiliates	1,053	—	35	(1,088)	—
Other assets	405	56	100	—	561
Total assets	$7,746	$4,572	$5,294	$(9,939)	$7,673

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$46	$—	$4	$—	$50
Accounts payable	310	2	469	—	781
Payroll and benefits liabilities	129	—	105	—	234
Deferred service revenue and customer deposits	193	5	270	—	468
Due to affiliates	1,736	154	699	(2,589)	—
Other current liabilities	224	6	263	(61)	432
Total current liabilities	2,638	167	1,810	(2,650)	1,965
Long-term debt	2,998	—	3	—	3,001
Pension and indemnity plan liabilities	473	—	266	—	739
Postretirement and postemployment benefits liabilities	24	3	100	—	127
Income tax accruals	17	4	121	—	142
Due to affiliates	—	35	1,053	(1,088)	—
Other liabilities	54	5	183	(104)	138
Total liabilities	6,204	214	3,536	(3,842)	6,112
Redeemable noncontrolling interest	—	—	15	—	15
Series A convertible preferred stock	847	—	—	—	847
Stockholders’ equity
Total NCR stockholders’ equity	695	4,358	1,739	(6,097)	695
Noncontrolling interests in subsidiaries	—	—	4	—	4
Total stockholders’ equity	695	4,358	1,743	(6,097)	699
Total liabilities and stockholders’ equity	$7,746	$4,572	$5,294	$(9,939)	$7,673

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Balance Sheet
December 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15	$20	$293	$—	$328
Accounts receivable, net	99	33	1,119	—	1,251
Inventories	235	6	402	—	643
Due from affiliates	573	1,325	288	(2,186)	—
Other current assets	132	31	203	(39)	327
Total current assets	1,054	1,415	2,305	(2,225)	2,549
Property, plant and equipment, net	140	1	181	—	322
Goodwill	980	—	1,753	—	2,733
Intangibles, net	212	—	586	—	798
Prepaid pension cost	—	—	130	—	130
Deferred income taxes	475	152	84	(129)	582
Investments in subsidiaries	3,172	2,729	—	(5,901)	—
Due from affiliates	1,072	17	38	(1,127)	—
Other assets	362	55	104	—	521
Total assets	$7,467	$4,369	$5,181	$(9,382)	$7,635

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$4	$—	$9	$—	$13
Accounts payable	281	—	376	—	657
Payroll and benefits liabilities	95	1	93	—	189
Deferred service revenue and customer deposits	183	24	269	—	476
Due to affiliates	1,408	137	641	(2,186)	—
Other current liabilities	216	3	266	(39)	446
Total current liabilities	2,187	165	1,654	(2,225)	1,781
Long-term debt	3,229	—	10	—	3,239
Pension and indemnity plan liabilities	436	—	260	—	696
Postretirement and postemployment benefits liabilities	27	3	103	—	133
Income tax accruals	14	13	140	—	167
Due to affiliates	18	37	1,072	(1,127)	—
Other liabilities	38	—	170	(129)	79
Total liabilities	5,949	218	3,409	(3,481)	6,095
Redeemable noncontrolling interest	—	—	16	—	16
Series A Convertible Preferred Stock	798	—	—	—	798
Stockholders’ equity
Total NCR stockholders’ equity	720	4,151	1,750	(5,901)	720
Noncontrolling interests in subsidiaries	—	—	6	—	6
Total stockholders’ equity	720	4,151	1,756	(5,901)	726
Total liabilities and stockholders’ equity	$7,467	$4,369	$5,181	$(9,382)	$7,635

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$272	$(160)	$785	$(3)	$894
Investing activities
Expenditures for property, plant and equipment	(31)	—	(42)	—	(73)
Proceeds from the sale of property, plant and equipment	—	—	—	—	—
Additions to capitalized software	(95)	—	(59)	—	(154)
Proceeds from (payments of) intercompany notes	409	115	—	(524)	—
Proceeds from divestitures	22	—	25	—	47
Investments in equity affiliates	(9)	50	—	(41)	—
Other investing activities, net	(9)	—	—	—	(9)
Net cash provided by (used in) investing activities	287	165	(76)	(565)	(189)
Financing activities
Short term borrowings, net	(4)	—	(4)	—	(8)
Payments on term credit facilities	(89)	—	(8)	—	(97)
Payments on revolving credit facilities	(1,151)	—	(280)	—	(1,431)
Borrowings on revolving credit facilities	1,051	—	280	—	1,331
Debt issuance costs	(9)	—	—	—	(9)
Tax withholding payments on behalf of employees	(16)	—	—	—	(16)
Proceeds from employee stock plans	15	—	—	—	15
Other financing activities	—	—	(2)	—	(2)
Dividend distribution to consolidated subsidiaries	—	—	(53)	53	—
Repurchases of Company common stock	(250)	—	—	—	(250)
Equity contribution	—	—	9	(9)	—
Borrowings (repayments) of intercompany notes	(17)	—	(507)	524	—
Net cash provided by (used in) financing activities	(470)	—	(565)	568	(467)
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(39)	—	—	—	(39)
Effect of exchange rate changes on cash and cash equivalents	—	(13)	(16)	—	(29)
(Decrease) increase in cash and cash equivalents	50	(8)	128	—	170
Cash and cash equivalents at beginning of period	15	20	293	—	328
Cash and cash equivalents at end of period	$65	$12	$421	$—	$498

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$346	$(335)	$747	$(77)	$681
Investing activities
Expenditures for property, plant and equipment	(22)	—	(57)	—	(79)
Proceeds from sales of property, plant and equipment	—	—	19	—	19
Additions to capitalized software	(91)	—	(59)	—	(150)
Proceeds from (payments of) intercompany notes	272	347	—	(619)	—
Investments in equity affiliates	(1)	—	—	1	—
Other investing activities, net	(6)	—	7	—	1
Net cash provided by (used in) investing activities	152	347	(90)	(618)	(209)
Financing activities
Short term borrowings, net	3	—	5	—	8
Payments on term credit facilities	(376)	—	(7)	—	(383)
Payments on revolving credit facilities	(729)	—	(965)	—	(1,694)
Borrowings on revolving credit facilities	829	—	869	—	1,698
Tax withholding payments on behalf of employees	(16)	—	—	—	(16)
Proceeds from employee stock plans	15	—	—	—	15
Dividend distribution to consolidated subsidiaries	—	—	(77)	77	—
Series A convertible preferred stock issuance	794	—	—	—	794
Tender offer share repurchase	(1,005)	—	—	—	(1,005)
Equity contribution	—	—	1	(1)	—
Borrowings (repayments) of intercompany notes	—	—	(619)	619	—
Net cash provided by (used in) financing activities	(485)	—	(793)	695	(583)
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(43)	—	—	—	(43)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	(28)	—	(29)
Increase (decrease) in cash and cash equivalents	(30)	11	(164)	—	(183)
Cash and cash equivalents at beginning of period	45	9	457	—	511
Cash and cash equivalents at end of period	$15	$20	$293	$—	$328

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2014

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$405	$(108)	$322	$(95)	$524
Investing activities
Expenditures for property, plant and equipment	(54)	—	(64)	—	(118)
Proceeds from sales of property, plant and equipment	—	—	1	—	1
Additions to capitalized software	(82)	—	(58)	—	(140)
Business acquisitions, net	(1,647)	—	—	—	(1,647)
Changes in restricted cash	1,114	—	—	—	1,114
Proceeds from (payments of) intercompany notes	42	106	—	(148)	—
Investments in equity affiliates	(2)	—	—	2	—
Other investing activities, net	(5)	—	7	—	2
Net cash provided by (used in) investing activities	(634)	106	(114)	(146)	(788)
Financing activities
Payments on revolving credit facilities	(34)	—	(3)	—	(37)
Borrowings on term credit facilities	250	—	—	—	250
Payments on revolving credit facilities	(946)	—	(104)	—	(1,050)
Borrowings on revolving credit facilities	946	—	200	—	1,146
Debt issuance costs	(4)	—	(1)	—	(5)
Tax withholding payments on behalf of employees	(28)	—	—	—	(28)
Proceeds from employee stock plans	13	—	—	—	13
Other financing activities	(1)	—	(4)	—	(5)
Dividend distribution to consolidated subsidiaries	—	—	(95)	95	—
Equity contribution	—	—	2	(2)	—
Borrowings (repayments) of intercompany notes	—	—	(148)	148	—
Net cash provided by (used in) financing activities	196	—	(153)	241	284
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(1)	—	—	—	(1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(36)	—	(36)
Increase (decrease) in cash and cash equivalents	(34)	(2)	19	—	(17)
Cash and cash equivalents at beginning of period	79	11	438	—	528
Cash and cash equivalents at end of period	$45	$9	$457	$—	$511

17. QUARTERLY INFORMATION (UNAUDITED)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions, except per share amounts	First	Second	Third	Fourth
2016
Total revenue	$1,444	$1,620	$1,677	$1,802
Gross margin	380	446	477	479
Operating income	101	163	189	146
Income from continuing operations (attributable to NCR)	32	76	107	68
Income (loss) from discontinued operations, net of tax	—	—	(2)	(11)
Net income attributable to NCR	$21	$63	$92	$45
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.16	$0.51	$0.76	$0.45
Diluted	$0.16	$0.49	$0.69	$0.43
Net income per common share:
Basic	$0.16	$0.51	$0.74	$0.36
Diluted	$0.16	$0.49	$0.68	$0.35

2015
Total revenue	$1,476	$1,604	$1,613	$1,680
Gross margin	390	146	457	476
Operating income (loss)	95	(266)	168	138
Income (loss) from continuing operations (attributable to NCR)	40	(344)	102	44
Income (loss) from discontinued operations, net of tax	—	—	(4)	(20)
Net income (loss) attributable to NCR	$40	$(344)	$98	$24
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.24	$(2.03)	$0.60	$0.27
Diluted	$0.23	$(2.03)	$0.59	$0.27
Net income (loss) per common share:
Basic	$0.24	$(2.03)	$0.58	$0.15
Diluted	$0.23	$(2.03)	$0.57	$0.15

Operating income for the quarter ended December 31, 2016 was impacted by actuarial losses related to the remeasurement of our pension plan assets and liabilities. The actuarial losses included in pension expense recognized in the quarter ended December 31, 2016 decreased operating income by $85 million, net income attributable to NCR by $78 million, basic earnings per share from continuing operations by $0.63, and diluted earnings per share from continuing operations by $0.50.

Operating income for the quarter ended December 31, 2015 was impacted by actuarial losses related to the remeasurement of our pension plan assets and liabilities. The actuarial losses included in pension expense recognized in the quarter ended December 31, 2015 decreased operating income by $29 million, net income attributable to NCR by $18 million, basic earnings per share from continuing operations by $0.11, and diluted earnings per share from continuing operations by $0.11.

Net income per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while net income per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ net income per share will not necessarily equal the full-year net income per share.

18. SUBSEQUENT EVENTS

Certain settlement activities occurred in January 2017 with respect to the Fox River matter. In early January 2017 the Wisconsin federal court approved a settlement under which five companies agreed to pay $9 million to the LLC created by the 2014 Funding Agreement referenced in Note 10, "Commitments and Contingencies", or to the LLC designee; those funds will be applied to remediation expenses at the Fox River. The settlement also includes a release that eliminates litigation claims that those five

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

companies had advanced against the Company. The period for any appeals to challenge that settlement has expired, and the funds to be paid under it by the various companies either have been paid or are expected to be paid in the first quarter of 2017.
Additionally, on January 17, 2017, the United States and the State of Wisconsin lodged with the Wisconsin federal court a proposed Consent Decree (CD) that, if approved by the court, is expected to resolve all remaining claims against the Company with respect to the Fox River. The key components of the proposed CD settlement, which is a public document, include (1) the Company’s commitment to complete the remediation of the Fox River, which is expected to be completed over 2017 and 2018; (2) the Company’s conditional agreement to waive its contribution claims against the two remaining defendants in the case, GP and Glatfelter; (3) the Company’s agreement not to appeal the trial court’s decision on divisibility of harm; (4) the Governments’ agreement to include in the settlement so-called “contribution protection” in the Company’s favor as to GP’s and Glatfelter’s contribution claims against the Company, the effect of which will be to extinguish those claims; (5) the Governments’ agreement not to pursue the Company for the Governments’ past oversight costs; and (6) the Governments’ agreement to exercise prosecutorial discretion in pursuing other parties for future oversight costs and long-term monitoring and maintenance, with the Company retaining so-called “backstop” liability in the event that the other parties fail to pay future oversight costs or perform long-term monitoring and maintenance. Additionally, although certain state law claims by GP and Glatfelter against the Company may not be affected directly by the CD, the CD provides that the Company’s contribution claims against those two parties will revive if those parties attempt to assert any claims against the Company relating to the Fox River, including any state law claims. With respect to the Company’s Fox River reserve, the Company’s estimate of the further remediation costs associated with the CD, together with changes in or elimination of certain other components of the reserve that are occasioned by the CD, required an incremental addition to the Company’s net reserve of $14 million, which is reflected in the amounts contained in Note 10, "Commitments and Contingencies". That amount takes into account the expected contributions of the Company’s former corporate parent and former affiliates and indemnitors, i.e., BAT, AT&T and Nokia.
In connection with the proposed CD settlement, the Wisconsin federal court stayed, or postponed, the trials that were scheduled to commence in April and May 2017 in the contribution and enforcement actions respectively. The proposed consent decree was submitted for mandatory public comment on January 23, 2017; the public comment period is expected to conclude in February 2017. The United States reserves the right to withdraw or withhold its consent to the CD if the comments regarding the CD disclose facts or considerations that indicate that the CD is inappropriate, improper or inadequate. A court conference is scheduled for March 10 with respect to the Governments’ expected motion to approve the consent decree; the motion is expected to be filed thereafter, and the court’s decision on the consent decree is expected at a later time. The Company has agreed to perform the remediation obligations set forth in the consent decree during the public comment period and while the motion for approval is pending.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we determined that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 as stated in their report which appears in Item 8 of this Report.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board” in the Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2016 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

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

The information required by this Item 11 will be set forth under the headings “Executive Compensation - Compensation Discussion & Analysis,” “Compensation and Human Resource Committee,” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2016 year, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “NCR Stock Ownership” and “Equity Compensation Plan Information” in the Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2016 year, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2016 year, and is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2016 year, and is incorporated herein by reference.

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

3.1	Articles of Amendment and Restatement of NCR Corporation (Exhibit 3.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

3.2	Bylaws of NCR Corporation, as amended and restated on October 11, 2016 (Exhibit 3.2 to the Current Report on Form 8-K of NCR Corporation dated October 11, 2016).

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.13.1	Form of 2010 Director Option Grant Statement (Exhibit 10.2 to the Second Quarter 2010 Quarterly Report). *

10.13.2	Form of 2010 Director Restricted Stock Unit Grant Statement (Exhibit 10.3 to the Second Quarter 2010 Quarterly Report). *

10.14	Letter Agreement with Robert Fishman dated March 17, 2010 (Exhibit 10.7 to the First Quarter 2010 Quarterly Report). *

10.15	NCR Corporation 2011 Economic Profit Plan (Exhibit 10.3 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.15.1	First Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.29.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2011). *

10.15.2	Second Amendment to NCR Corporation 2011 Economic Profit Plan, dated January 25, 2012 (Exhibit 10.1 to the First Quarter 2012 Quarterly Report).

10.15.3	Third Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated October 1, 2013). *

10.15.4	Fourth Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.18.4 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”)). *

10.15.5
Amended and Restated NCR Corporation Economic Profit Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Second Quarter 2015 Quarterly Report)).*

10.16
Equity Subscription Agreement, dated July 26, 2011, among NCR Corporation, Scopus Industrial S.A., Scopus Tecnologia Ltda. and NCR Brasil - Indústria de Equipamentos Para Automação Ltda., including Schedule I - The form of Shareholders' Agreement (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated July 26, 2011).

10.17
Credit Agreement, dated as of August 22, 2011, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated August 22, 2011 (the “August 22, 2011 Form 8-K”)).

10.18
Guarantee and Pledge Agreement, dated as of August 22, 2011, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the August 22, 2011 Form 8-K).

10.19
Incremental Facility Agreement, dated as of August 22, 2012, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Third Quarter 2012 Quarterly Report”)).

10.20
Reaffirmation Agreement, dated as of August 22, 2012, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the Third Quarter 2012 Quarterly Report).

10.21
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

10.22
NCR Corporation 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2013 Annual Meeting of Stockholders). *

10.22.1	Form of 2013 Performance-Based Restricted Stock Unit Agreement under the 2011 Stock Incentive Plan and the 2013 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2013 Quarterly Report). *

10.22.2
Form of 2014 Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2014 (the "First Quarter 2014 Quarterly Report"). *

10.22.3	Form of 2014 Time Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.2 to the First Quarter 2014 Quarterly Report). *

10.22.4	Form of 2014 Single-Metric Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2014 Quarterly Report). *

10.22.5	Form of 2015 Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.1 to the First Quarter 2015 Quarterly Report).*

10.22.6	Form of 2015 Time Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.2 to the First Quarter 2015 Quarterly Report).*

10.22.7	Form of 2015 Single-Metric Performance-Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2015 Quarterly Report).*

10.22.8	Form of 2015 Stock Option Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2015 Quarterly Report).*

10.22.9
Form of 2016 Time Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2016 (the “First Quarter 2016 Quarterly Report”)). *

10.22.10	Form of 2016 Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.2 to the First Quarter 2016 Quarterly Report). *

10.22.11	Form of 2016 Single-Metric Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2016 Quarterly Report). *

10.22.12	Form of 2016 Stock Option Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2016 Quarterly Report). *

10.22.13
Form of Vision 2020 Award (for Awardees Other than the Chief Executive Officer): 2016 Price-Contingent Restricted Stock Unit Agreement - $35 Price Target - under the 2013 Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2016 Quarterly Report). *

10.22.14
Form of Vision 2020 Award (for Awardees Other than the Chief Executive Officer): 2016 Price-Contingent Restricted Stock Unit Agreement - $40 Price Target - under the 2013 Stock Incentive Plan (Exhibit 10.6 to the First Quarter 2016 Quarterly Report). *

10.23
Third Amendment, dated as of February 5, 2013, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of August 22, 2012, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the First Quarter 2013 Quarterly Report).

10.24
Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, by and among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Third Quarter 2013 Quarterly Report”)).

10.25
Reaffirmation Agreement, dated as of July 25, 2013, by and among NCR Corporation, the subsidiaries of NCR Corporation identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the Third Quarter 2013 Quarterly Report).

10.26	Agreement between NCR and the Trustees of the NCR Pension Plan (UK), dated November 14, 2013 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 14, 2013).

10.27
First Amendment, dated as of December 4, 2013, to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, among NCR Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated December 5, 2013 (the “December 5, 2013 Form 8-K”)).

10.28
Incremental Facility Agreement, dated as of December 4, 2013, among NCR Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (Exhibit 10.2 to the December 5, 2013 Form 8-K).

10.29
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

10.30
Purchase and Sale Agreement, dated as of November 21, 2014, among NCR Receivables LLC, as buyer, and NCR Corporation and the other originator parties from time to time party thereto (Exhibit 10.2 to the November 21, 2014 Form 8-K).

10.31	NCR Executive Severance Plan (Exhibit 10.38 to the 2015 Annual Report). *

10.31.1	Amended and Restated NCR Executive Severance Plan (Exhibit 10.1 to the Second Quarter 2015 Quarterly Report).*

10.32	Letter Agreement with Andrew S. Heyman dated July 11, 2011 (Exhibit (d)(7) to the Schedule TO of Ranger Acquisition Corporation and NCR Corporation filed July 25, 2011 (the “Schedule TO”)). *

10.32.1	Retention Agreement with Andrew S. Heyman dated July 11, 2011 (Exhibit (d)(6) to the Schedule TO). *

10.33	Employment Letter of Frederick Marquardt dated April 4, 2014 (as amended May 1, 2014). (Exhibit 10.40 to the 2014 Annual Report). *

10.34	Employment Contract, dated June 23, 2014, between NCR GmbH and Michael Bayer (Exhibit 10.41 to the 2014 Annual Report). *

10.34.1	Letter regarding additional terms of employment of Michael Bayer, dated June 23, 2014 (Exhibit 10.41.1 to the 2014 Annual Report). *

10.34.2	Employment Transfer Letter (revised) of Michael Bayer, dated July 30, 2015 (Exhibit 10.4 to the Second Quarter 2015 Quarterly Report).*

10.35	NCR Director Compensation Program effective April 23, 2013, as amended effective February 24, 2014 (Exhibit 10.42 to the 2014 Annual Report). *

10.35.1	2014 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (Exhibit 10.42.1 to the 2014 Annual Report). *

10.35.2	2015 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (Exhibit 10.3 to the Second Quarter 2015 Quarterly Report).*

10.35.3
2016 Director Restricted Stock Unit Grant Statement under the NCR Director Compensation Program (Exhibit 10.2 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2016 (the “Second Quarter 2016 Quarterly Report”)). *

10.36
Agreement by and among NCR Corporation, Marcato Capital Management LP, Marcato, L.P., Marcato II, L.P., Marcato International Master Fund, Ltd. and Richard T. McGuire III, dated November 10, 2014 (Exhibit 99.1 to the Current Report on Form 8-K of NCR Corporation dated November 10, 2014 (the “November 10, 2014 Form 8-K”)).

10.37
Confidentiality Agreement by and among NCR Corporation, Marcato Capital Management LP, Marcato, L.P., Marcato II, L.P., Marcato International Master Fund, Ltd. and Richard T. McGuire III, dated November 10, 2014 (Exhibit 99.2 to the November 10, 2014 Form 8-K).

10.38
Extension Agreement by and among NCR Corporation, Marcato Capital Management LP, Marcato, L.P., Marcato II, L.P., Marcato International Master Fund, Ltd. and Richard T. McGuire, dated November 3, 2015 (Exhibit 99.1 to the Current Report on Form 8-K of NCR Corporation dated November 3, 2015).

10.39
Investment Agreement dated as of November 11, 2015, by and between NCR Corporation and the affiliates of Blackstone Capital Partners VI, L.P. and Blackstone Tactical Opportunities L.L.C. named therein (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 11, 2015).

10.40
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

10.41
Registration Rights Agreement, dated as of December 4, 2015, by and between NCR Corporation and the affiliates of Blackstone Capital Partners VI, L.P. and Blackstone Tactical Opportunities L.L.C. named therein (Exhibit 10.1 to the December 2, 2015 Form 8-K).

10.42
NCR Employee Stock Purchase Plan, as amended and restated effective January 1, 2017 (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2016 Annual Meeting of Stockholders). *

10.43
Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, by and among NCR Corporation, the Foreign Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated April 4, 2016 (the “April 4, 2016 Form 8-K”)).

10.43.1
Amended and Restated Guarantee and Collateral Agreement, dated as of August 22, 2011, as amended and restated as of January 6, 2014, as further amended and restated as of March 31, 2016, by and among NCR Corporation, the Foreign Borrowers party thereto, the subsidiaries of NCR Corporation identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the April 4, 2016 Form 8-K).

10.43.2
Annex A to Credit Agreement dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, among NCR Corporation, the Foreign Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (Exhibit 10.1 to the Second Quarter 2016 Quarterly Report).

10.44
Employment Contract, dated September 15, 2016, between NCR Corporation and Mark D. Benjamin (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2016). *

10.45
First Amendment to Receivables Financing Agreement, dated as of November 21, 2016, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Victory Receivables Corporation and the other lender parties from time to time party thereto (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 23, 2016).

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

101	Financials in XBRL Format.

* Management contracts or compensatory plans/arrangements

Item 16.	FORM 10-K SUMMARY

None.
NCR Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2016
Allowance for doubtful accounts	$47	$9	$—	$15	$41
Deferred tax asset valuation allowance	$346	$—	$99	$—	$445

Year Ended December 31, 2015
Allowance for doubtful accounts	$19	$32	$—	$4	$47
Deferred tax asset valuation allowance	$294	$—	$52	$—	$346

Year Ended December 31, 2014
Allowance for doubtful accounts	$18	$10	$—	$9	$19
Deferred tax asset valuation allowance	$364	$—	$—	$70	$294

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	February 24, 2017	By:	/s/ Robert Fishman
Robert Fishman Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ William R. Nuti	Chairman of the Board of Directors,
	William R. Nuti	and Chief Executive Officer

	/s/ Robert P. Fishman	Executive Vice President and Chief Financial Officer
	Robert P. Fishman	(Principal Financial and Accounting Officer)

	/s/ Gregory R. Blank	Director
Gregory R. Blank

	/s/ Edward P. Boykin	Director
Edward P. Boykin

	/s/ Chinh E. Chu	Director
Chinh E. Chu

	/s/ Richard L. Clemmer	Director
Richard L. Clemmer

	/s/ Gary Daichendt	Director
Gary Daichendt

	/s/ Robert P. DeRodes	Director
Robert P. DeRodes

	/s/ Kurt P. Kuehn	Director
Kurt P. Kuehn

	/s/ Linda Fayne Levinson	Director
Linda Fayne Levinson

Date:	February 24, 2017