Form 10-K/A
period 2016-12-31
NCR CORP
filed 2017-04-05
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K/A
(Amendment No. 1)
________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
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

DOCUMENTS INCORPORATED BY REFERENCE

Part III:	Portions of the Registrant's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of NCR Corporation (the “Company”) for the fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission on February 24, 2017 (the “Original Filing”), is being filed to include the following exhibits:

Exhibit 21 - Subsidiaries of NCR Corporation
Exhibit 23.1 - Consent of Independent Registered Public Accounting Firm

The Company had in its possession an executed copy of the Consent included in Exhibit 23.1, together with the Report of Independent Registered Public Accountants, dated as of the date of the Original Filing, at the time of such filing. However, Exhibit 21 and Exhibit 23.1 were inadvertently omitted from the Original Filing. The sole purpose of this Amendment is to correct this inadvertent omission of these two exhibits from the Original Filing.

This Amendment is not intended to, nor does it, reflect events occurring after the Original Filing, and does not modify or update the disclosures therein in any way other than as required to reflect the change described above.

This Amendment contains only the previously omitted exhibits to the Original Filing, and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Unaffected portions or exhibits of the Original Filing are not included herein. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time of the Original Filing.

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

10.13.1	Form of 2010 Director Option Grant Statement (Exhibit 10.2 to the Second Quarter 2010 Quarterly Report). *

10.13.2	Form of 2010 Director Restricted Stock Unit Grant Statement (Exhibit 10.3 to the Second Quarter 2010 Quarterly Report). *

10.14	Letter Agreement with Robert Fishman dated March 17, 2010 (Exhibit 10.7 to the First Quarter 2010 Quarterly Report). *

10.15	NCR Corporation 2011 Economic Profit Plan (Exhibit 10.3 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.15.1	First Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.29.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2011). *

10.15.2	Second Amendment to NCR Corporation 2011 Economic Profit Plan, dated January 25, 2012 (Exhibit 10.1 to the First Quarter 2012 Quarterly Report).*

10.15.3	Third Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated October 1, 2013). *

10.15.4	Fourth Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.18.4 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”)). *

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

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.**

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated February 24, 2017.**

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated February 24, 2017.**

31.3	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated April 5, 2017.

31.4	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, dated April 5, 2017.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1
Tax Opinion of Wachtell, Lipton, Rosen & Katz in connection with the Spin off of Teradata, dated August 27, 2007 (Exhibit 99.2 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2007).

101	Financials in XBRL Format.**

* Management contracts or compensatory plans/arrangements
** Previously included with the Company's Annual Report on Form 10-K, as filed with the SEC on February 24, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	April 5, 2017	By:	/s/ Robert Fishman
Robert Fishman Executive Vice President and Chief Financial Officer