Form 10-Q
period 2017-03-31
NCR CORP
filed 2017-04-28
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
Commission File Number 001-00395
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of April 15, 2017, there were approximately 121.3 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2017	2016
Product revenue	$554	$548
Service revenue	924	896
Total revenue	1,478	1,444
Cost of products	424	442
Cost of services	641	622
Selling, general and administrative expenses	229	224
Research and development expenses	67	53
Restructuring-related charges	—	2
Total operating expenses	1,361	1,343
Income from operations	117	101
Interest expense	(39)	(46)
Other (expense), net	(7)	(10)
Income from continuing operations before income taxes	71	45
Income tax expense	14	13
Income from continuing operations	57	32
Loss from discontinued operations, net of tax	—	—
Net income	57	32
Net income attributable to noncontrolling interests	—	—
Net income attributable to NCR	$57	$32
Amounts attributable to NCR common stockholders:
Income from continuing operations	$57	$32
Series A convertible preferred stock dividends	(12)	(11)
Deemed dividend on modification of Series A convertible preferred stock	(4)	—
Deemed dividend on Series A convertible preferred stock related to redemption	(58)	—
(Loss) income from continuing operations attributable to NCR common stockholders	(17)	21
Loss from discontinued operations, net of tax	—	—
Net (loss) income attributable to NCR common stockholders	$(17)	$21
(Loss) income per share attributable to NCR common stockholders:
(Loss) income per common share from continuing operations
Basic	$(0.14)	$0.16
Diluted	$(0.14)	$0.16
Net (loss) income per common share
Basic	$(0.14)	$0.16
Diluted	$(0.14)	$0.16
Weighted average common shares outstanding
Basic	122.8	130.4
Diluted	122.8	132.7
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2017	2016
Net income	$57	$32
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (losses)	24	(8)
Derivatives
Unrealized losses on derivatives	(4)	(2)
(Gains) losses on derivatives recognized during the period	(2)	1
Less income tax benefit	2	1
Employee benefit plans
Amortization of prior service benefit	(2)	(5)
Amortization of actuarial benefit	(1)	—
Less income tax benefit	1	1
Other comprehensive income (loss)	18	(12)
Total comprehensive income	75	20
Less comprehensive income attributable to noncontrolling interests:
Currency translation gains (losses)	—	(4)
Amounts attributable to noncontrolling interests	—	(4)
Comprehensive income attributable to NCR	$75	$24
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$401	$498
Accounts receivable, net	1,298	1,282
Inventories	800	699
Other current assets	281	278
Total current assets	2,780	2,757
Property, plant and equipment, net	288	287
Goodwill	2,732	2,727
Intangibles, net	645	672
Prepaid pension cost	100	94
Deferred income taxes	619	575
Other assets	561	561
Total assets	$7,725	$7,673
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$252	$50
Accounts payable	765	781
Payroll and benefits liabilities	181	234
Deferred service revenue and customer deposits	562	468
Other current liabilities	399	432
Total current liabilities	2,159	1,965
Long-term debt	3,076	3,001
Pension and indemnity plan liabilities	749	739
Postretirement and postemployment benefits liabilities	128	127
Income tax accruals	145	142
Other liabilities	143	138
Total liabilities	6,400	6,112
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interest	14	15
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.8 shares issued and outstanding as of March 31, 2017 and 0.9 shares issued and outstanding as of December 31, 2016; redemption amount and liquidation preference of $796 and $870 as of March 31, 2017 and December 31, 2016, respectively	776	847
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 121.2 and 124.6 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1	1
Paid-in capital	—	32
Retained earnings	716	867
Accumulated other comprehensive loss	(187)	(205)
Total NCR stockholders’ equity	530	695
Noncontrolling interests in subsidiaries	5	4
Total stockholders’ equity	535	699
Total liabilities and stockholders’ equity	$7,725	$7,673
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2017	2016
Operating activities
Net income	$57	$32
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	89
Stock-based compensation expense	19	13
Deferred income tax (benefit) expense	(3)	5
Impairment of other assets	—	1
Changes in assets and liabilities:
Receivables	(17)	(52)
Inventories	(101)	(83)
Current payables and accrued expenses	(82)	(31)
Deferred service revenue and customer deposits	96	97
Employee benefit plans	3	(14)
Other assets and liabilities	(14)	(34)
Net cash provided by operating activities	43	23
Investing activities
Expenditures for property, plant and equipment	(11)	(9)
Additions to capitalized software	(41)	(31)
Other investing activities, net	(1)	(8)
Net cash used in investing activities	(53)	(48)
Financing activities
Short term borrowings, net	3	(9)
Payments on term credit facilities	(11)	(56)
Payments on revolving credit facilities	(195)	(180)
Borrowings on revolving credit facilities	480	511
Debt issuance costs	—	(8)
Repurchases of Company common stock	(350)	(213)
Proceeds from employee stock plans	3	3
Tax withholding payments on behalf of employees	(22)	(6)
Net cash (used in) provided by financing activities	(92)	42
Cash flows from discontinued operations
Net cash used in operating activities	(3)	(12)
Effect of exchange rate changes on cash and cash equivalents	8	—
(Decrease) increase in cash and cash equivalents	(97)	5
Cash and cash equivalents at beginning of period	498	328
Cash and cash equivalents at end of period	$401	$333
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2016 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2016.

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

Redeemable Noncontrolling Interests and Related Party Transactions In 2011, we sold a 49% voting equity interest in NCR Brasil - Indústria de Equipamentos para Automação S.A., a subsidiary of the Company (NCR Manaus), to Scopus Tecnologia Ltda. (Scopus). Under our investment agreements with Scopus, Scopus may elect to sell its shares in NCR Manaus at the then-current fair value to a third party that is not a competitor of NCR. If Scopus is unable to locate a buyer, Scopus may require NCR to purchase its noncontrolling interest for its then-current fair value.

We recognized revenue related to Banco Bradesco SA (Bradesco), the parent of Scopus, totaling $1 million and $18 million during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, we had zero and $10 million, respectively, in receivables outstanding from Bradesco.

Recent Accounting Pronouncements

Issued

In May 2014, the FASB issued a new revenue recognition standard that will supersede current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.  We are currently in the assessment phase of implementing this standard. We have determined a substantial majority of our new accounting policies that will be effective upon adoption. We have not yet quantified and are not yet able to make a reasonable estimate of the impact of the new revenue standard on our consolidated financial statements. As we continue our analysis of the impact on our consolidated financial statements and related disclosures, we will evaluate and determine the appropriate adoption methodology for the Company. There are also certain considerations related to internal control over financial reporting that are associated with implementing the standard. We are currently evaluating our control framework and identifying any changes that may need to be made in response to the new guidance.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

In January 2017, the FASB issued an accounting standards update which clarifies the definition of a business which is used across several areas of accounting. The area expected to see the most change is the evaluation of whether a transaction should be accounted for as an acquisition (or disposal) of assets, or as a businesses combination. The new guidance clarifies that to be a business there must also be at least one substantive process, and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition standard. The accounting standard update is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period. The amendment is to be applied prospectively with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our financial condition, results of operations or disclosures, as the standard applies only to businesses acquired after the adoption date.

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

In March 2017, the FASB issued an accounting standards update with new guidance on the employer's presentation of defined benefit retirement costs in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with early adoption permitted. The adoption of this accounting standard update is not expected to have a material effect on the Company's net income, cash flows or financial condition.

Adopted

In March 2016, the FASB issued an accounting standards update that amended the accounting standard related to employee share-based payments. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The adoption approach varies based on the amendment topic. As a result of the adoption, we recorded an adjustment to beginning retained earnings of approximately $39 million to recognize federal tax credit carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital. The Company also expects the new standard to have an on-going impact on the recording of excess tax benefits and deficiencies in our consolidated balance sheets and consolidated statements of income and comprehensive income. However, the magnitude of such impact is dependent upon our future grants of stock awards, our future stock price in relation to the fair value of awards on the grant date and the exercise behavior of stock option holders.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of March 31, 2017 and December 31, 2016 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2016						March 31, 2017
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,930	$(7)	$1,923	$—	$—	$5	$1,935	$(7)	$1,928
Services	658	—	658	—	—	—	658	—	658
Hardware	162	(16)	146	—	—	—	162	(16)	146
Total goodwill	$2,750	$(23)	$2,727	$—	$—	$5	$2,755	$(23)	$2,732

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	March 31, 2017		December 31, 2016
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$657	$(139)	$656	$(128)
Intellectual property	2 - 8	393	(314)	392	(302)
Customer contracts	8	89	(70)	89	(66)
Tradenames	2 - 10	73	(44)	73	(42)
Total identifiable intangible assets		$1,212	$(567)	$1,210	$(538)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended March 31, 2017	Remainder of 2017 (estimated)
Amortization expense	$29	$87

	For the years ended December 31 (estimated)
In millions	2018	2019	2020	2021	2022
Amortization expense	$85	$75	$57	$49	$45

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	March 31, 2017		December 31, 2016
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$45	2.64%	$45	2.88%
Trade Receivables Securitization Facility (1)	200	1.76%	—
Other (2)	7	7.41%	5	7.41%
Total short-term borrowings	$252		$50
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$810	2.64%	$821	2.88%
Revolving credit facility (1)	85	2.63%	—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Deferred financing fees	(28)		(29)
Other (2)	9	6.60%	9	6.64%
Total long-term debt	$3,076		$3,001

(1)	Interest rates are weighted-average interest rates as of March 31, 2017 and December 31, 2016.

(2)	Interest rates are weighted-average interest rates as of March 31, 2017 and December 31, 2016 primarily related to various international credit facilities and a note payable in the U.S.

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). As of March 31, 2017, the Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal amount outstanding of $855 million and a revolving credit facility with an aggregate principal amount of $1.1 billion, of which $85 million was outstanding as of March 31, 2017. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2017, there were no letters of credit outstanding.

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

At March 31, 2017, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

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

Senior Unsecured Notes On September 17, 2012, the Company issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 (the 5.00% Notes). The 5.00% Notes were sold at 100% of the principal amount and will mature on July 15, 2022. On December 18, 2012, the Company issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021 (the 4.625% Notes). The 4.625% Notes were sold at 100% of the principal amount and will mature on February 15, 2021. On December 19, 2013, the Company issued $400 million aggregate principal amount of 5.875% senior unsecured notes due in 2021 (the 5.875% Notes) and $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023 (the 6.375% Notes). The 5.875% Notes were sold at 100% of the principal amount and will mature on December 15, 2021 and the 6.375% Notes were sold at 100% of the principal amount and will mature on December 15, 2023. The senior unsecured notes are guaranteed, fully and unconditionally, on an unsecured senior basis, by our subsidiary, NCR International, Inc. Under the indentures for these notes, the Company has the option to redeem each series of notes, in whole or in part, at various times for specified prices, plus accrued and unpaid interest.

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $468 million and $426 million of outstanding accounts receivable as of March 31, 2017 and December 31, 2016, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2017 and December 31, 2016 was $3.43 billion and $3.16 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

4. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $14 million and $13 million for the three months ended March 31, 2017 and 2016, respectively. The increase in income tax expense was driven by an increase in income from continuing operations, partially offset by an increase in discrete benefits in the three months ended March 31, 2017. The increase in discrete benefits was primarily driven by the recognition of excess tax benefits of stock-based compensation awards in the income statement as a result of the adoption of the accounting standard update related to employee share-based payments. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. STOCK COMPENSATION PLANS

As of March 31, 2017, the Company’s primary type of stock-based compensation was restricted stock units. Stock-based compensation expenses for the following periods were:

In millions	Three months ended March 31
	2017	2016
Restricted stock units	$18	$13
Employee stock purchase plan	1	—
Stock-based compensation expense	19	13
Tax benefit	(6)	(4)
Total stock-based compensation expense (net of tax)	$13	$9

Stock-based compensation expense is recognized in the financial statements based upon fair value.

Restricted Stock Units As of March 31, 2017, the total unrecognized compensation cost of $198 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.3 years.

Employee Stock Purchase Plan Effective January 1, 2017, the Company amended its Employee Stock Purchase Plan ("ESPP") to provide employees a 15% discount on stock purchases using a three-month look-back feature where the discount is applied to the stock price that represents the lower of NCR’s closing stock price on either the first day or the last day of each calendar quarter. Participants can contribute between 1% and 10% of their compensation.

For the three months ended March 31, 2017, employees purchased 0.1 million shares at a discounted price of $35.33. The intrinsic value of shares purchased during the three months ended March 31, 2017 was $0.9 million. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2017	2016	2017	2016	2017	2016
Net service cost	$—	$—	$2	$2	$2	$2
Interest cost	18	23	5	7	23	30
Expected return on plan assets	(14)	(18)	(9)	(9)	(23)	(27)
Net periodic benefit cost (income)	$4	$5	$(2)	$—	$2	$5

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

The benefit from the postretirement plan for the three months ended March 31 was:

In millions	2017	2016
Amortization of:
Prior service benefit	$(1)	$(4)
Actuarial loss	—	1
Net postretirement benefit	$(1)	$(3)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The cost of the postemployment plan for the three months ended March 31 was:

In millions	2017	2016
Net service cost	$14	$4
Interest cost	1	—
Amortization of:
Prior service benefit	(1)	(1)
Actuarial gain	(1)	(1)
Net benefit cost	$13	$2

Employer Contributions

Pension For the three months ended March 31, 2017, NCR contributed $5 million to its international pension plans. In 2017, NCR anticipates contributing an additional $25 million to its international pension plans for a total of $30 million.

Postretirement For the three months ended March 31, 2017, NCR contributed $1 million to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $3 million in 2017.

Postemployment For the three months ended March 31, 2017, NCR contributed $5 million to its postemployment plans. NCR anticipates contributing an additional $50 million to its postemployment plans for a total of $55 million in 2017.

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
In 2013 the Company entered into a subcontract with a prime contractor with respect to certain information technology components of two airport construction projects in Oman. In 2015 the prime contractor’s contract with an Omani public agency was terminated for cause; the Company and the prime contractor (a joint venture) subsequently provided to each other notices of termination of the subcontract. The prime contractor subsequently filed liquidation proceedings in Oman. The Company had delivered and installed goods and services in the approximate amount of $40 million as of 2015 when the various contracts were terminated, approximately half of which sum remains due and owing; under the terms of the subcontract, most of the payment obligations by the Omani public agency to the terminated prime contractor, and from the terminated prime contractor to the Company, had not at that time matured. The Company remains engaged in the construction projects, having been urged by the Omani public agency to enter into a new subcontract with a new prime contractor, which the Company did later in 2015. In 2016 the Company entered into a partial settlement agreement with the Omani public agency under which it was paid approximately half of the sums owed to it, in exchange for certain deliverables under the original subcontract. The Company has identified various avenues to pursue, against the prime contractor and others, including the parent of one of the joint venture partners in the terminated prime contractor, to obtain recoveries of the remaining amounts owed to it. Based on the status of negotiations and proceedings as of March 31, 2017, the Company continues to maintain a reserve of approximately $20 million with respect to those portions of its claim that it considered did not meet the Company’s standard for probable recovery.
In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R168 million, or approximately $54 million as of March 31, 2017, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements. The Company estimated the aggregate risk related to this matter to be zero to approximately $75 million as of March 31, 2017.

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
NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides NCR opportunities to recoup, both indirectly from third parties and directly, the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their 50% payments under the Funding Agreement on the other, as well as the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through the end of September 2014.
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
On September 25, 2014, the United States Court of Appeals for the Seventh Circuit issued its ruling on appeal. That ruling vacated the lower court’s contribution decisions that were adverse to NCR (i.e., it vacated “the decision to hold NCR responsible for all of the response costs at operable units 2 through 5 in contribution”), set aside an adverse judgment against the Company in the amount of $76 million, and affirmed the Company’s favorable verdict in the “arranger” liability trial with respect to operable unit 1. The case was remanded to the federal district court in Wisconsin for further proceedings, for potential consideration of additional factors noted by the appellate court, in which proceedings, should they take place, NCR will vigorously contest the amount of remediation costs allocable to it, and seek to recover from other parties portions of the costs it has previously paid. The case was scheduled for trial in April 2017, but has now been stayed in view of the potential settlement discussed below.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
The case was remanded to the federal district court in Wisconsin for further proceedings. In a ruling on May 15, 2015, the district court ruled in NCR’s favor and rejected the Governments’ efforts to reinstate the declaratory judgment against NCR. The court issued findings in favor of the Company’s divisibility defense, and held that NCR’s share of liability for operable unit 4 was 28% (the Company had then already paid more than 28% of the remediation costs for that part of the river). Various parties asked the court to reconsider its ruling, and in October 2015 the court granted those motions, with the prospect that the Company could continue to face joint and several liability for remediation of the river, in conjunction with other PRPs, although the Company’s position remains that it has performed more than its fair share of remediation costs at the site. The remaining claims in the Government enforcement action were scheduled to be tried in May 2017. That trial has also been stayed in view of the potential settlement discussed below. With respect to remaining remediation work, one other PRP, GP, had agreed by virtue of an earlier settlement with the Governments that it is “liable to the United States . . . for performance of all response actions that the [2007 Order] requires for” the lower portion of operable unit 4 and operable unit 5.
Certain settlement activities took place with respect to the Fox River in the quarter ended March 31, 2017. In early January 2017 the Wisconsin federal court approved a settlement under which five companies agreed to pay $9 million to the LLC created by the 2014 Funding Agreement referenced above, with the funds to be applied to remediation expenses at the Fox River. The settlement also included a release that eliminates litigation claims that those five companies had advanced against the Company.
Additionally, on January 17, 2017, the United States and the State of Wisconsin lodged with the Wisconsin federal court a proposed Consent Decree (the CD settlement) that, if approved by the court, is expected to resolve the remaining Fox River-related claims against the Company. The key components of the proposed CD settlement lodged with the court include (1) the Company’s commitment to complete the remediation of the Fox River, which is expected to be completed over 2017 and 2018; (2) the Company’s conditional agreement to waive its contribution claims against the two remaining defendants in the case, GP and Glatfelter; (3) the Company’s agreement not to appeal the trial court’s decision on divisibility of harm; (4) the Governments’ agreement to include in the settlement so-called “contribution protection” in the Company’s favor as to GP’s and Glatfelter’s contribution claims against the Company, the effect of which will be to extinguish those claims; (5) the Governments’ agreement not to pursue the Company for the Governments’ past oversight costs; and (6) the Governments’ agreement to exercise prosecutorial discretion in pursuing other parties for future oversight costs and long-term monitoring and maintenance, with the Company retaining so-called “backstop” liability in the event that the other parties fail to pay future oversight costs or to perform long-term monitoring and maintenance. Additionally, although certain state law claims by GP and Glatfelter against the Company may not be affected directly by the CD, the CD provides that the Company’s contribution claims against those two parties will revive if those parties attempt to assert any claims against the Company relating to the Fox River, including any state law claims.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In connection with the proposed CD settlement, the Wisconsin federal court stayed the trials that were scheduled to commence in April and May 2017 in the contribution and enforcement actions. The proposed consent decree was submitted for mandatory public comment on January 23, 2017; the public comment period concluded in February 2017, and certain minor changes were made to the CD settlement as a result of comments received from GP and Glatfelter. On March 29, 2017, the Government filed its motion to approve the CD settlement as revised. The court’s decision on the revised consent decree will follow briefing submitted by the parties. With respect to 2017 remediation, the Company has agreed to perform the remediation obligations set forth in the CD settlement while the motion for approval is pending.
With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company received timely payments as they came due under the Funding Agreement.
NCR's eventual remediation liability, followed by long-term monitoring, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. In general, the most significant factor is whether the Wisconsin court approves the CD settlement as submitted; apart from that, the significant factors include : (1) the total remaining clean-up costs, including long-term monitoring following completion of the clean-up, and what parties are assigned to discharge the post-clean-up tasks; (2) total NRD for the site; (3) the share of clean-up costs and NRD that NCR will bear; (4) NCR's transaction and litigation costs to defend itself in this matter; and (5) the share of NCR's payments that API and/or BAT will bear, as discussed above. With respect to NRD, in connection with a certain settlement entered into by other PRPs, in the year ended December 31, 2015 the Government asked the court to allow it to withdraw the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company (the Government had represented it would do so in the course of presenting the settlement to the court for approval).
Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of March 31, 2017, the net reserve for the Fox River matter was approximately $19 million, compared to $27 million as of December 31, 2016. The change in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of March 31, 2017 and December 31, 2016, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
Under a 1996 agreement, AT&T Corp. (AT&T) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Nokia remain obligated to pay under the indemnity totaled approximately $28 million and $31 million as of March 31, 2017 and December 31, 2016, respectively, and is deducted in determining the net reserve discussed above.
In connection with the Fox River and other matters, through March 31, 2017, NCR has received a combined total of approximately $173 million in settlements reached with its principal insurance carriers. Portions of most of these settlements are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites. Of the total amount collected to date, $9 million is subject to competing claims by API.
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

The Court did not determine NCR’s share of the overall liability, which the Company believes should be de minimis, or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. Relative shares of liability were tried to the court in a subsequent phase of the case; the trial concluded in December 2015, and posttrial briefing concluded in March 2016. The parties are awaiting the court's judgment. Prior to trial, in response to a motion filed by the Company, the court dismissed several portions of GP’s claims as time-barred, with the result that the past costs being tried total to approximately $50 million. The court may or may not also rule on the allocation of future costs. If the Company is found liable for money damages or otherwise with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). The Company would also have claims against AT&T and Nokia under the arrangement discussed above in connection with the Fox River matter. As of March 31, 2017 and December 31, 2016, the reserve associated with the Kalamazoo matter was approximately $1 million and $2 million, respectively.

Environmental Remediation Estimates It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other PRPs, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for indemnity insurance, third-party indemnity claims or recoveries from other PRPs, except as qualified in the following sentences. Except for the sharing agreement with API described above with respect to a particular insurance settlement, in those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts are recorded in the Condensed Consolidated Financial Statements. For the Fox River site, as described above, assets relating to the AT&T and Nokia indemnities and to the API/BAT obligations are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of March 31, 2017 and December 31, 2016, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2017	2016
Warranty reserve liability
Beginning balance as of January 1	$27	$24
Accruals for warranties issued	9	7
Settlements (in cash or in kind)	(10)	(10)
Ending balance as of March 31	$26	$21

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

8. SERIES A CONVERTIBLE PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with The Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended March 31, 2017 and 2016, the Company paid dividends-in-kind of $12 million, respectively, associated with the Series A Convertible Preferred Stock. As of March 31, 2017 and December 31, 2016, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three months ended March 31, 2017 or 2016.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

Under the Investment Agreement, Blackstone agreed not to sell or otherwise transfer its shares of Series A Convertible Preferred Stock (or any shares of common stock issued upon conversion thereof) without the Company’s consent until June 4, 2017. In March 2017, we provided Blackstone with an early release from this lock-up, allowing Blackstone to sell approximately 49% of its shares of Series A Convertible Preferred Stock, and in return, Blackstone agreed to amend the Investment Agreement to extend the lock-up on the remaining 51% of its shares of Series A Convertible Preferred Stock for six months until December 1, 2017.

In connection with the early release of the lock-up, Blackstone offered for sale 342,000 shares of Series A Convertible Preferred Stock in an underwritten public offering. In addition, Blackstone converted 90,000 shares of Series A Convertible Preferred Stock into shares of our common stock and we repurchased those shares of common stock for $48.47 per share. The underwritten offering and the stock repurchase were consummated on March 17, 2017.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The repurchase of the common shares immediately upon conversion is considered a redemption of the related preferred shares. As a result, the excess of the fair value of consideration transferred over the carrying value, of $58 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share. Additionally, we determined that the changes to the lock-up period were considered a modification of the Series A Convertible Preferred Stock. The impact of the modification, calculated as the difference in the fair value immediately before and immediately after the changes, of $4 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share. This adjustment was recorded as an increase to the Series A Convertible Preferred Shares and will reduce the accretion of the direct and incremental expenses associated with the original offering as described above. Refer to Note 10, "Earnings Per Share," for additional discussion.

As of March 31, 2017 and December 31, 2016, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 26.4 million and 29.0 million shares, respectively.

9. STOCKHOLDERS' EQUITY

Changes in stockholders' equity in the three months ended March 31, 2017 were as follows (in millions):

	NCR Stockholders' Equity	Non-Redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2016	$695	$4	$699
Net income	57	1	58
Other comprehensive income	18	—	18
Repurchases of Company common stock	(350)	—	(350)
Series A convertible preferred stock dividends	(12)	—	(12)
Deemed dividend on modification of Series A convertible preferred stock	(4)	—	(4)
Redemption of Series A convertible preferred stock	87	—	87
Adoption of share-based compensation accounting standard update	39	—	39
Employee stock compensation expense	19	—	19
Tax witholdings related to vesting of stock based awards	(22)	—	(22)
Proceeds from employee stock plans	3	—	3
Balance at March 31, 2017	$530	$5	$535

During the three months ended March 31, 2017, the Company repurchased 7.4 million shares of its common stock for $350 million. Upon repurchase, shares are retired. Refer to Note 8, "Series A Convertible Preferred Stock," for further discussion of the Series A Convertible Preferred Stock dividends, the deemed dividend on modification and the redemption of the Series A convertible preferred stock. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for further discussion of the adoption of share-based compensation accounting standard update.

10. EARNINGS PER SHARE

Basic earnings per share (EPS) is calculated by dividing net income or loss attributable to NCR, less any dividends (declared or cumulative undeclared), deemed dividends, accretion or decretion, redemption or induced conversion on our Series A Convertible Preferred Stock, by the weighted average number of shares outstanding during the period.

In computing diluted EPS, we adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared), deemed dividends, accretion or decretion, redemption or induced conversion on our Series A Convertible Preferred Stock. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares related to the Series A Convertible Preferred Stock and stock-based compensation plans.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The holders of Series A Convertible Preferred Stock and unvested restricted stock units do not have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock and unvested restricted stock units do not qualify as participating securities. See Note 5, "Stock Compensation Plans," for share information on NCR’s stock compensation plans.

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2017	2016
Numerator
Income from continuing operations	$57	$32
Series A convertible preferred stock dividends	(12)	(11)
Deemed dividend on modification of Series A convertible preferred stock	(4)	—
Deemed dividend on Series A convertible preferred stock redemption	(58)	—
Net loss from continuing operations attributable to NCR common stockholders	(17)	21
Loss from discontinued operations, net of tax	—	—
Net loss attributable to NCR common stockholders	$(17)	$21

Denominator
Basic weighted average number of shares outstanding	122.8	130.4

Basic (loss) earnings per share:
From continuing operations	$(0.14)	$0.16
From discontinued operations	—	—
Total basic (loss) earnings per share	$(0.14)	$0.16

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2017	2016
Numerator
Income from continuing operations	$57	$32
Series A convertible preferred stock dividends	(12)	(11)
Deemed dividend on modification of Series A convertible preferred stock	(4)	—
Deemed dividend on Series A convertible preferred stock redemption	(58)	—
Net loss from continuing operations attributable to NCR common stockholders	(17)	21
Loss from discontinued operations, net of tax	—	—
Net loss attributable to NCR common stockholders	$(17)	$21

Basic weighted average number of shares outstanding	122.8	130.4
Dilutive effect of employee stock options and restricted stock units	—	2.3
Denominator - from continuing operations and total	122.8	132.7

Diluted (loss) earnings per share:
From continuing operations	$(0.14)	$0.16
From discontinued operations	—	—
Total diluted (loss) earnings per share	$(0.14)	$0.16

For the three months ended March 31, 2017, due to the net loss attributable to NCR common stockholders, shares related to stock-based compensation plans as well as the as-if converted Series A Convertible Preferred Stock were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted shares related to stock-based compensation plans excluded were 5.4 million and the weighed as-if converted Series A Convertible Preferred Stock, considering the existing and redeemed shares, excluded were 28.8 million.

For the three months ended March 31, 2016, the weighted as-if converted Series A Convertible Preferred Stock of 25.8 million and the weighted restricted stock units of 0.8 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of March 31, 2017, the balance in AOCI related to foreign exchange derivative transactions was a gain of $9 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2017
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$224	$11	Other current liabilities	$36	$—
Total derivatives designated as hedging instruments			$11			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$139	$1	Other current liabilities	$189	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$12			$1

	Fair Values of Derivative Instruments
	December 31, 2016
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$251	$18	Other current liabilities	$56	$1
Total derivatives designated as hedging instruments			$18			$1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$165	$1	Other current liabilities	$218	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$19			$2

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2017	For the three months ended March 31, 2016	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended March 31, 2017	For the three months ended March 31, 2016	Location of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Interest rate swap (1)	$—	$—	Interest expense	$—	$1	Interest expense	$—	$—
Foreign exchange contracts	$(4)	$(2)	Cost of products	$(2)	$—	Other (expense), net	$—	$—

(1) The Company was party to an interest rate swap agreement that fixed the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016.

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended March 31
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2017	2016
Foreign exchange contracts	Other (expense), net	$(2)	$2
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2017, we did not have any significant concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are set forth as follows:

		March 31, 2017
In millions	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$5	$5	$—	$—
Foreign exchange contracts (2)	12	—	12	—
Total	$17	$5	$12	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

		December 31, 2016
In millions	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$5	$5	$—	$—
Foreign exchange contracts (2)	19	—	19	—
Total	$24	$5	$19	$—
Liabilities:
Foreign exchange contracts (3)	2	—	2	—
Total	$2	$—	$2	$—
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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no impairment charges or material non-recurring fair value adjustments recorded during the three months ended March 31, 2017 and 2016.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The following table presents revenue and operating income by segment:

In millions	Three months ended March 31
	2017	2016
Revenue by segment
Software	$452	$419
Services	557	543
Hardware (1)	469	482
Consolidated revenue	1,478	1,444
Operating income by segment
Software	125	115
Services	45	34
Hardware	(10)	(10)
Subtotal - segment operating income	160	139
Other adjustments (2)	43	38
Income from operations	$117	$101

(1)
On May 27, 2016, NCR completed the sale of all but the Middle East and Africa (MEA) assets of its Interactive Printer Solutions (IPS) business to Atlas Holdings LLC. For the three months ended March 31, 2016, revenues from the results of IPS operations, other than MEA, were $72 million.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(2)	The following table presents the other adjustments for NCR:

In millions	Three months ended March 31
	2017	2016
Transformation / restructuring costs	$13	$4
Acquisition-related amortization of intangible assets	29	32
Acquisition-related costs	1	2
Total other adjustments	$43	$38

The following table presents revenue from products and services for NCR:

In millions	Three months ended March 31
	2017	2016
Product revenue	$554	$548
Professional services and installation services revenue	227	209
Recurring revenue, including maintenance and cloud revenue	697	687
Total revenue	$1,478	$1,444

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2016	$(224)	$6	$13	$(205)
Other comprehensive income (loss) before reclassifications	24	—	(2)	22
Amounts reclassified from AOCI	—	(2)	(2)	(4)
Net current period other comprehensive income (loss)	24	(2)	(4)	18
Balance as of March 31, 2017	$(200)	$4	$9	$(187)

Reclassifications Out of AOCI

	For the three months ended March 31, 2017
	Employee Benefit Plans
In millions	Amortization of Actuarial Gain	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Cost of services	(1)	(2)	—	(3)
Total before tax	$(1)	$(2)	$(2)	$(5)
Tax expense				1
Total reclassifications, net of tax				$(4)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the three months ended March 31, 2016
	Employee Benefit Plans
In millions	Amortization of Actuarial Gain	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$(3)	$—	$(3)
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	1	1
Total before tax	$—	$(5)	$1	$(4)
Tax expense				1
Total reclassifications, net of tax				$(3)

15. RESTRUCTURING PLAN

In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on our higher-growth, higher-margin opportunities in the software-driven consumer transaction technologies industry. The program was centered on ensuring that our people and processes were aligned with our continued transformation and includes: rationalizing our product portfolio to eliminate overlap and redundancy; taking steps to end-of-life older commodity product lines that are costly to maintain and provide low margins; moving lower productivity services positions to our new centers of excellence due to the positive impact of services innovation; and reducing layers of management and organizing around divisions to improve decision-making, accountability and strategic execution. As of March 31, 2017, this plan was complete.

The Company had no related changes recorded in the three months ended March 31, 2017 and a total charge of $2 million recorded in the three months ended March 31, 2016.

Charges related to the restructuring plan for the the three months ended March 31 were:

	Three months ended March 31
In millions	2017	2016
External and internal use software impairment charges included in restructuring- related charges	$—	$1
Other exit costs
Other exit costs included in restructuring-related charges	—	1
Total restructuring charges	$—	$2

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

In millions	2017	2016
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$1	$20
Cost recognized during the period	—	1
Utilization	(1)	(8)
Ending balance as of March 31	$—	$13

16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	March 31, 2017	December 31, 2016
Accounts receivable
Trade	$1,290	$1,266
Other	49	57
Accounts receivable, gross	1,339	1,323
Less: allowance for doubtful accounts	(41)	(41)
Total accounts receivable, net	$1,298	$1,282
The components of inventory are summarized as follows:

In millions	March 31, 2017	December 31, 2016
Inventories
Work in process and raw materials	$197	$154
Finished goods	195	149
Service parts	408	396
Total inventories	$800	$699

17. CONDENSED CONSOLIDATING SUPPLEMENTAL GUARANTOR INFORMATION

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$283	$40	$335	$(104)	$554
Service revenue	405	7	512	—	924
Total revenue	688	47	847	(104)	1,478
Cost of products	208	13	307	(104)	424
Cost of services	285	2	354	—	641
Selling, general and administrative expenses	118	1	110	—	229
Research and development expenses	26	—	41	—	67
Total operating expenses	637	16	812	(104)	1,361
Income (loss) from operations	51	31	35	—	117
Interest expense	(39)	—	(16)	16	(39)
Other (expense) income, net	(2)	—	11	(16)	(7)
Income (loss) from continuing operations before income taxes	10	31	30	—	71
Income tax expense (benefit)	(1)	16	(1)	—	14
Income (loss) from continuing operations before earnings in subsidiaries	11	15	31	—	57
Equity in earnings of consolidated subsidiaries	46	7	—	(53)	—
Income (loss) from continuing operations	57	22	31	(53)	57
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$57	$22	$31	$(53)	$57
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$57	$22	$31	$(53)	$57
Total comprehensive income (loss)	75	34	43	(77)	75
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$75	$34	$43	$(77)	$75

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$234	$16	$362	$(64)	$548
Service revenue	381	8	507	—	896
Total revenue	615	24	869	(64)	1,444
Cost of products	181	7	318	(64)	442
Cost of services	287	3	332	—	622
Selling, general and administrative expenses	122	1	101	—	224
Research and development expenses	28	—	25	—	53
Restructuring-related charges	2	—	—	—	2
Total operating expenses	620	11	776	(64)	1,343
Income (loss) from operations	(5)	13	93	—	101
Interest expense	(45)	—	(18)	17	(46)
Other (expense) income, net	11	(5)	1	(17)	(10)
Income (loss) from continuing operations before income taxes	(39)	8	76	—	45
Income tax expense (benefit)	(21)	5	29	—	13
Income (loss) from continuing operations before earnings in subsidiaries	(18)	3	47	—	32
Equity in earnings of consolidated subsidiaries	50	41	—	(91)	—
Income (loss) from continuing operations	32	44	47	(91)	32
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$32	$44	$47	$(91)	$32
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$32	$44	$47	$(91)	$32
Total comprehensive income (loss)	24	28	28	(60)	20
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to NCR common stockholders	$24	$28	$32	$(60)	$24

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
March 31, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$26	$13	$362	$—	$401
Accounts receivable, net	76	22	1,200	—	1,298
Inventories	317	9	474	—	800
Due from affiliates	635	1,537	526	(2,698)	—
Other current assets	155	38	166	(78)	281
Total current assets	1,209	1,619	2,728	(2,776)	2,780
Property, plant and equipment, net	131	—	157	—	288
Goodwill	988	—	1,744	—	2,732
Intangibles, net	169	—	476	—	645
Prepaid pension cost	—	—	100	—	100
Deferred income taxes	540	98	84	(103)	619
Investments in subsidiaries	3,350	2,851	—	(6,201)	—
Due from affiliates	1,019	1	36	(1,056)	—
Other assets	411	56	94	—	561
Total assets	$7,817	$4,625	$5,419	$(10,136)	$7,725

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$46	$—	$206	$—	$252
Accounts payable	323	3	439	—	765
Payroll and benefits liabilities	93	—	88	—	181
Deferred service revenue and customer deposits	257	4	301	—	562
Due to affiliates	1,939	148	611	(2,698)	—
Other current liabilities	208	4	265	(78)	399
Total current liabilities	2,866	159	1,910	(2,776)	2,159
Long-term debt	3,073	—	3	—	3,076
Pension and indemnity plan liabilities	477	—	272	—	749
Postretirement and postemployment benefits liabilities	23	3	102	—	128
Income tax accruals	17	4	124	—	145
Due to affiliates	—	36	1,020	(1,056)	—
Other liabilities	55	5	186	(103)	143
Total liabilities	6,511	207	3,617	(3,935)	6,400
Redeemable noncontrolling interest	—	—	14	—	14
Series A convertible preferred stock	776	—	—	—	776
Stockholders’ equity
Total NCR stockholders’ equity	530	4,418	1,783	(6,201)	530
Noncontrolling interests in subsidiaries	—	—	5	—	5
Total stockholders’ equity	530	4,418	1,788	(6,201)	535
Total liabilities and stockholders’ equity	$7,817	$4,625	$5,419	$(10,136)	$7,725

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
December 31, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$65	$12	421	$—	$498
Accounts receivable, net	64	25	1,193	—	1,282
Inventories	272	13	414	—	699
Due from affiliates	680	1,509	400	(2,589)	—
Other current assets	140	37	162	(61)	278
Total current assets	1,221	1,596	2,590	(2,650)	2,757
Property, plant and equipment, net	129	—	158	—	287
Goodwill	988	—	1,739	—	2,727
Intangibles, net	176	—	496	—	672
Prepaid pension cost	—	—	94	—	94
Deferred income taxes	499	98	82	(104)	575
Investments in subsidiaries	3,275	2,822	—	(6,097)	—
Due from affiliates	1,053	—	35	(1,088)	—
Other assets	405	56	100	—	561
Total assets	$7,746	$4,572	$5,294	$(9,939)	$7,673

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$46	$—	$4	$—	$50
Accounts payable	310	2	469	—	781
Payroll and benefits liabilities	129	—	105	—	234
Deferred service revenue and customer deposits	193	5	270	—	468
Due to affiliates	1,736	154	699	(2,589)	—
Other current liabilities	224	6	263	(61)	432
Total current liabilities	2,638	167	1,810	(2,650)	1,965
Long-term debt	2,998	—	3	—	3,001
Pension and indemnity plan liabilities	473	—	266	—	739
Postretirement and postemployment benefits liabilities	24	3	100	—	127
Income tax accruals	17	4	121	—	142
Due to affiliates	—	35	1,053	(1,088)	—
Other liabilities	54	5	183	(104)	138
Total liabilities	6,204	214	3,536	(3,842)	6,112
Redeemable noncontrolling interest	—	—	15	—	15
Series A convertible preferred stock	847	—	—	—	847
Stockholders’ equity
Total NCR stockholders’ equity	695	4,358	1,739	(6,097)	695
Noncontrolling interests in subsidiaries	—	—	4	—	4
Total stockholders’ equity	695	4,358	1,743	(6,097)	699
Total liabilities and stockholders’ equity	$7,746	$4,572	$5,294	$(9,939)	$7,673

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$236	$1	$(194)	$—	$43
Investing activities
Expenditures for property, plant and equipment	(4)	—	(7)	—	(11)
Additions to capitalized software	(27)	—	(14)	—	(41)
Proceeds from (payments of) intercompany notes	57	—	—	(57)	—
Investments in equity affiliates	(2)	—	—	2	—
Other investing activities, net	(1)	—	—	—	(1)
Net cash provided by (used in) investing activities	23	—	(21)	(55)	(53)
Financing activities
Short term borrowings, net	—	—	3	—	3
Payments on term credit facilities	(11)	—	—	—	(11)
Payments on revolving credit facilities	(155)	—	(40)	—	(195)
Borrowings on revolving credit facilities	240	—	240	—	480
Repurchase of Company common stock	(350)	—	—	—	(350)
Proceeds from employee stock plans	3	—	—	—	3
Equity contribution	—	—	2	(2)	—
Borrowings (repayments) of intercompany notes	—	—	(57)	57	—
Tax withholding payments on behalf of employees	(22)	—	—	—	(22)
Net cash provided by (used in) financing activities	(295)	—	148	55	(92)
Cash flows from discontinued operations
Net cash used in operating activities	(3)	—	—	—	(3)
Effect of exchange rate changes on cash and cash equivalents	—	—	8	—	8
Increase (decrease) in cash and cash equivalents	(39)	1	(59)	—	(97)
Cash and cash equivalents at beginning of period	65	12	421	—	498
Cash and cash equivalents at end of period	$26	$13	$362	$—	$401

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$184	$(26)	$(135)	$—	$23
Investing activities
Expenditures for property, plant and equipment	(3)	—	(6)	—	(9)
Additions to capitalized software	(18)	—	(13)	—	(31)
Proceeds from (payments of) intercompany notes	17	30	—	(47)	—
Investments in equity affiliates	(6)	—	—	6	—
Other investing activities, net	(8)	—	—	—	(8)
Net cash provided by (used in) investing activities	(18)	30	(19)	(41)	(48)
Financing activities
Short term borrowings, net	(4)	—	(5)	—	(9)
Payments on term credit facilities	(56)	—	—	—	(56)
Payments on revolving credit facilities	(100)	—	(80)	—	(180)
Borrowings on revolving credit facilities	231	—	280	—	511
Repurchase of common shares	(213)	—	—	—	(213)
Debt issuance costs	(8)	—	—	—	(8)
Proceeds from employee stock plans	3	—	—	—	3
Equity contribution	—	—	6	(6)	—
Borrowings (repayments) of intercompany notes	—	—	(47)	47	—
Tax withholding payments on behalf of employees	(6)	—	—	—	(6)
Net cash provided by (used in) financing activities	(153)	—	154	41	42
Cash flows from discontinued operations
Net cash used in operating activities	(12)	—	—	—	(12)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	2	—	—
Increase (decrease) in cash and cash equivalents	1	2	2	—	5
Cash and cash equivalents at beginning of period	15	20	293	—	328
Cash and cash equivalents at end of period	$16	$22	$295	$—	$333

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the first quarter of 2017, each of which is discussed more fully in later sections of this MD&A:

•
Revenue increased approximately 2% from the prior year period, and increased 9% excluding unfavorable foreign currency impacts and adjusting for the divestiture of our Interactive Printer Solutions (IPS) business;

•	Software revenue increased 8% from the prior year period, driven by software license growth of 29% and cloud growth of 6%; and

•	The Company repurchased approximately 7.4 million shares of its common stock for $350 million in the first quarter of 2017 and subsequently approved a new $300 million share repurchase authorization.

Our long-term strategy is built on being a global technology solutions company that uses software and value-added endpoints, coupled with higher-margin services and a focus on cloud and mobile, to help our customers deliver on the promise of an omni-channel experience.

To deliver on our strategy in 2017, we are focused on sales enablement, services transformation, evolving our software business model, investing in innovation and cultivating our culture and team.

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

We plan, in advancing our strategy, to continue to manage our costs effectively, to selectively pursue strategic acquisitions that promote growth and improve gross margin, and to selectively penetrate market adjacencies in single and emerging growth industry segments.

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

Results from Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table shows our results for the three months ended March 31:

	Three months ended March 31
In millions	2017	2016
Revenue	$1,478	$1,444
Gross margin	$413	$380
Gross margin as a percentage of revenue	27.9%	26.3%
Operating expenses
Selling, general and administrative expenses	$229	$224
Research and development expenses	67	53
Restructuring-related charges	—	2
Income from operations	$117	$101

The following table shows our revenue by geographic theater for the three months ended March 31:

In millions	2017	% of Total	2016	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Americas	$847	57%	$819	57%	3%	8%
Europe, Middle East Africa (EMEA)	422	29%	427	29%	(1)%	10%
Asia Pacific (APJ)	209	14%	198	14%	6%	8%
Consolidated revenue	$1,478	100%	$1,444	100%	2%	9%

The following table shows our revenue by segment for the three months ended March 31:

In millions	2017	% of Total	2016	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Software	$452	30%	$419	29%	8%	8%
Services	557	38%	543	38%	3%	4%
Hardware	469	32%	482	33%	(3)%	15%
Consolidated revenue	$1,478	100%	$1,444	100%	2%	9%
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

The following table provides a reconciliation of geographic theater revenue percentage growth (GAAP) to revenue percentage growth adjusted constant currency (non-GAAP) for the three months ended March 31, 2017:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Americas	3%	—%	(5)%	8%
EMEA	(1)%	(5)%	(6)%	10%
APJ	6%	2%	(4)%	8%
Consolidated revenue	2%	(1)%	(6)%	9%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth adjusted constant currency (non-GAAP) for the three months ended March 31, 2017:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Software	8%	—%	—%	8%
Services	3%	(1)%	—%	4%
Hardware	(3)%	(1)%	(17)%	15%
Consolidated revenue	2%	(1)%	(6)%	9%

Revenue

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, revenue increased 2% due to growth in the Americas and APJ regions in the Software and Services segments. Foreign currency fluctuations and the IPS divestiture unfavorably impacted the revenue comparison by 1% and 6%, respectively.

Software revenue increased 8% driven by growth in software license, cloud, and professional services. Services revenue increased 3% due to growth in hardware maintenance, managed and implementation services. Hardware revenue decreased 3% due to the impact of the IPS divestiture in the prior year. In the three months ended March 31, 2016, Hardware revenue included $72 million for the IPS operations, other than MEA. Excluding the impact of the IPS divestiture and unfavorable foreign currency impacts, Hardware revenue increased 15% due to growth in self-checkout (SCO) and point-of-sale (POS) revenue, partially offset by declines in ATM revenue.

Gross Margin

Gross margin as a percentage of revenue in the three months ended March 31, 2017 was 27.9% compared to 26.3% in the three months ended March 31, 2016. Gross margin as a percentage of revenue expanded across all businesses, which reflects the results of our strategic focus on business transformation, a positive revenue mix shift, and productivity and efficiency gains.

Operating Expenses

Selling, general and administrative expenses were $229 million, or 15.5% as a percentage of revenue, in the three months ended March 31, 2017 as compared to $224 million, or 15.5% as a percentage of revenue, in the three months ended March 31, 2016. Selling, general and administrative expenses in the three months ended March 31, 2017 included $16 million of acquisition-related amortization of intangibles, $4 million of transformation costs and $1 million of acquisition-related costs. Selling, general, and administrative expenses in the three months ended March 31, 2016 included $16 million of acquisition-related amortization of intangibles, $2 million of restructuring and transformation related costs and $2 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses remained consistent at 14.1% of revenue.

Research and development expenses were $67 million, or 4.5% as a percentage of revenue, in the three months ended March 31, 2017 as compared to $53 million, or 3.7% as a percentage of revenue, in the three months ended March 31, 2016. Research and development expenses in the three months ended March 31, 2017 included $3 million of transformation costs. Excluding this cost, research and development expenses as a percentage of revenue increased from 3.7% in the three months ended March 31, 2016 to 4.3% in the three months ended March 31, 2017. The increase in research and development expenses was driven by planned incremental investments to further advance our software and hardware solutions.

In the three months ended March 31, 2017, restructuring-related charges were zero as compared to $2 million in the three months ended March 31, 2016.

Interest and Other Expense Items

Interest expense was $39 million in the three months ended March 31, 2017 compared to $46 million in the three months ended March 31, 2016. Interest expense in the three months ended March 31, 2016 included a $4 million write-off of deferred financing fees associated with the amendment of the senior secured credit facility.

Other expense, net was $7 million in the three months ended March 31, 2017 compared to $10 million in the three months ended March 31, 2016. Other expense, net in the three months ended March 31, 2017 and 2016 included $4 million and $8 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Provision for Income Taxes

Income tax provisions for interim periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $14 million and $13 million for the three months ended March 31, 2017 and 2016, respectively. The increase in income tax expense was driven by an increase in income from continuing operations, partially offset by an increase in discrete benefits in the three months ended March 31, 2017. The increase in discrete benefits was primarily driven by the recognition of excess tax benefits of stock based compensation awards in the income statement as a result of the adoption of the accounting standard related to employee share-based payments.

The Company anticipates potential periodic volatility in future effective tax rates for the continuing impact of excess tax benefits or shortfalls resulting from stock based compensation awards. Additionally, NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2017 or future periods. The Company regularly reviews our deferred tax assets for recoverability based on the evaluation of positive and negative evidence; given current earnings and anticipated future earnings at certain subsidiaries, the Company believes that there is a reasonable possibility sufficient positive evidence may become available that would allow the release of a valuation allowance within the next twelve months.
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

Each of these segments derives its revenue by selling in the sales regions in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain non-operational items from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under GAAP. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. Our segment results are reconciled to total Company results reported under GAAP in Note 13, “Segment Information and Concentrations,” of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations and the IPS divestiture as it relates to our segment revenue due to its significance during the quarter.

Software Segment

The following table shows the Software revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2017	2016
Revenue	$452	$419
Operating income	$125	$115
Operating income as a percentage of revenue	27.7%	27.4%

In the three months ended March 31, 2017 compared to the three months ended March 31, 2016, Software revenue increased 8%, driven by growth in software license and cloud revenue, which were up 29% and 6%, respectively. Software license growth was primarily due to continued demand for the Company's Channel Transformation solutions. Cloud revenue growth was due to prior period bookings. Foreign currency fluctuations did not have a significant impact on the revenue comparisons.

Operating income increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in operating income was driven by higher revenue and increased efficiency and scale across our Software segment.

Services Segment

The following table shows the Services revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2017	2016
Revenue	$557	$543
Operating income	$45	$34
Operating income as a percentage of revenue	8.1%	6.3%

In the three months ended March 31, 2017 compared to the three months ended March 31, 2016, Services revenue increased 3%, driven by growth in hardware maintenance revenue as a result of improving trends for the Company's Channel Transformation solutions, combined with increased managed and implementation services revenue. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 1%.

Operating income increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to business process improvement initiatives and a mix shift of higher value services.

Hardware Segment

The following table shows the Hardware revenue and segment operating income for the three months ended March 31:

	Three months ended March 31
In millions	2017	2016
Revenue	$469	$482
Operating income	$(10)	$(10)
Operating income as a percentage of revenue	(2.1)%	(2.1)%

In the three months ended March 31, 2017 compared to the three months ended March 31, 2016, Hardware revenue decreased 3%, driven primarily by the impact of the IPS divestiture in the prior year. In the three months ended March 31, 2016, Hardware revenue included $72 million for the results of IPS operations, other than MEA. Excluding the impact of the IPS divestiture and unfavorable foreign currency, Hardware revenue increased due to growth in SCO and POS revenue partially offset by declines in ATM revenue. SCO and POS revenue increased due to higher demand for the Company's Store Transformation solutions and new product offerings. ATM revenue decreased due to lower backlog entering the year, as well as lower conversion rates in the first quarter of 2017. Foreign currency fluctuations and the sale of the IPS business had an unfavorable impact on the revenue comparison of 1% and 17%, respectively.

Operating income remained consistent in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 driven by an increase in the gross margin rate due to a favorable mix of revenue, as well as new product introductions gaining scale offset by higher operating expenses.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $43 million in the three months ended March 31, 2017 compared to $23 million in the three months ended March 31, 2016. The increase in cash provided by operating activities is primarily due to higher operating income.

NCR’s management uses a non-GAAP measure called “free cash flow” to assess the financial performance of the Company. We define free cash flow as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, less additions to capitalized software, plus discretionary pension contributions and settlements. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchases of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the three months ended March 31:

	Three months ended March 31
In millions	2017	2016
Net cash provided by operating activities	$43	$23
Less: Expenditures for property, plant and equipment	(11)	(9)
Less: Additions to capitalized software	(41)	(31)
Net cash used in discontinued operations	(3)	(12)
Free cash flow (non-GAAP)	$(12)	$(29)

The increase in expenditures was due to timing of capital expenditures as compared to the prior year. The change in cash flows from discontinued operations from the prior year was due to decreased litigation payments related to the Fox River and Kalamazoo River environmental matters.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment.

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock and borrowings and repayments of credit facilities and notes. During the three months ended March 31, 2017 and 2016, we repurchased a total of $350 million and $213 million, respectively, of our common stock. During the three months ended March 31, 2017 and 2016, proceeds from employee stock plans were $3 million, respectively. During the three months ended March 31, 2017 and 2016, we paid $22 million and $6 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings As of March 31, 2017, our senior secured credit facility consisted of a term loan facility with an aggregate principal outstanding balance of $855 million, and a revolving credit facility with an aggregate principal amount of $1.1 billion, of which $85 million was outstanding. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2017, there were no letters of credit outstanding. As of December 31, 2016, the outstanding principal balance of the term loan facility was $866 million and the outstanding balance on the revolving facility was zero.

As of March 31, 2017 and December 31, 2016, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due in 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due in 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of March 31, 2017 and December 31, 2016, the Company had $200 million and zero, respectively, outstanding under the facility.

Employee Benefit Plans In 2017, we expect to make contributions of $30 million to our international pension plans, $55 million to our postemployment plan and $3 million to our postretirement plan. For additional information, refer to Note 6, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements.

Restructuring Program In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven consumer transaction technologies industry and as of March 31, 2017, this plan was complete. Refer to Note 15, "Restructuring Plan," of the Notes to the Condensed Consolidated Financial Statements for additional discussion on our restructuring plan.

However, we remain focused on continuing our transformation by improving sales execution, increasing customer services productivity and loyalty, making software our business and optimizing our cost structure. We may identify additional restructuring activities as we operationalize the transformation initiatives.

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended March 31, 2017 and 2016, the Company paid dividends-in-kind of $12 million, respectively. As of March 31, 2017 and December 31, 2016, the Company had accrued dividends of $3 million, respectively. There were no cash dividends declared during the three months ended March 31, 2017 or 2016, respectively.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

Under the Investment Agreement, Blackstone agreed not to sell or otherwise transfer its shares of Series A Convertible Preferred Stock (or any shares of common stock issued upon conversion thereof) without the Company’s consent until June 4, 2017. In March 2017, we provided Blackstone with an early release from this lock-up, allowing Blackstone to sell approximately 49% of its shares of Series A Convertible Preferred Stock, and in return, Blackstone agreed to amend the Investment Agreement to extend the lock-up on the remaining 51% of its shares of Series A Convertible Preferred Stock for six months until December 1, 2017.

In connection with the early release of the lock-up, Blackstone offered for sale 342,000 shares of Series A Convertible Preferred Stock in an underwritten public offering. In addition, Blackstone converted 90,000 shares of Series A Convertible Preferred Stock into shares of our common stock and we repurchased those shares of common stock for $48.47 per share. The underwritten offering and the stock repurchase were consummated on March 17, 2017.

As of March 31, 2017 and December 31, 2016, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 26.4 million and 29.0 million shares, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at March 31, 2017 and December 31, 2016 were $379 million and $428 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of March 31, 2017, our cash and cash equivalents totaled $401 million and our total debt was $3.33 billion. As of March 31, 2017, our borrowing capacity under the revolving credit facility was approximately $1.0 billion, and under our trade receivables securitization facility was zero, as it was fully drawn. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2016 Annual Report on Form 10-K and Item IA of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

Contractual and Other Commercial Commitments

There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2016.
The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 7, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
As described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements, we adopted an accounting standard update for share-based compensation effective January 1, 2017. Accordingly, we now record excess tax benefits resulting from stock based awards to employees in the Condensed Consolidated Statements of Operations, at the time the awards vest, as a component of the provision for income taxes. Additionally, our Condensed Consolidated Statements of Cash Flows will present excess tax benefits, if any, as an operating activity.
Management reassessed the critical accounting policies as disclosed in our 2016 Form 10-K and determined that, other than the change in accounting for share-based compensation, there were no changes to our critical accounting policies in the three months ended March 31, 2017. Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: domestic and global economic and credit conditions including, in particular, those resulting from uncertainty in the Chinese economy, economic sanctions against Russia, the determination by Britain to exit the European Union and further potential changes in Eurozone participation, the potential for changes to global or regional trade agreements or the imposition of protectionist trade policies, and the imposition of import or export tariffs or border adjustments; the impact of our indebtedness and its terms on our financial and operating activities; the impact of the terms of our strategic relationship with Blackstone and our Series A Convertible Preferred Stock; the transformation of our business model and our ability to sell higher-margin software and services; the possibility of disruptions in or problems with our data center hosting facilities; cybersecurity risks and compliance with data privacy and protection requirements; foreign currency fluctuations; our ability to successfully introduce new solutions and compete in the information technology industry; our ability to improve execution in our sales and services organizations; defects or errors in our products; manufacturing disruptions; collectability difficulties in subcontracting relationships in Emerging Industries; the historical seasonality of our sales; the availability and success of acquisitions, divestitures and alliances, including the divestiture of our Interactive Printer Solutions business; our pension strategy and underfunded pension obligation; the success of our restructuring plans and cost reduction initiatives; tax rates; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $11 million as of March 31, 2017 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the first quarter of 2017 compared to the first quarter of 2016 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 1% on first quarter 2017 revenue versus first quarter 2016 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 66% of our borrowings were on a fixed rate basis as of March 31, 2017. The increase in pre-tax interest expense for the three months ended March 31, 2017 from a hypothetical 100 basis point increase in variable interest rates would be approximately $3 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2017, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2017, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 7, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item IA ("Risk Factors") of the Company's 2016 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Plans and Programs

On July 20, 2016, the Board authorized a share repurchase program that provided for the repurchase of up to $300 million of the Company’s common stock, with no expiration from the date of authorization.

On October 19, 2016, the Board approved a share repurchase program, with no expiration from the date of authorization, for the systematic repurchase of the Company’s common stock to offset the dilutive effects of the Company’s employee stock purchase plan, equity awards and in-kind dividends on the Company’s Series A Convertible Preferred Stock. Availability under this program accrues quarterly based on the average value of dilutive issuances during the quarter.

During the three months ended March 31, 2017, the Company repurchased 7.4 million shares of its common stock for $350 million, which includes the repurchase of shares from Blackstone described in Note 8, “Series A Convertible Preferred Stock,” of the Notes to Condensed Consolidated Financial Statements. Following these repurchases, no availability remained under the July 2016 program.

On March 12, 2017, the Board approved a new share repurchase program, which replaced the July 2016 program, that provides for the repurchase of up to $300 million of the Company’s common stock.

As of March 31, 2017, $300 million was available for repurchases under the March 2017 program, and approximately $123 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company’s ability to repurchase its common stock is restricted under the Company’s senior secured credit facility and terms of the indentures for the Company’s senior unsecured notes, which prohibit certain share repurchases, including during the occurrence of an event of default, and establish limits on the amount that the Company is permitted to allocate to share repurchases and other restricted payments. The limitations are calculated using formulas based generally on 50% of the Company’s consolidated net income for the period beginning in the third quarter of 2012 through the end of the most recently ended fiscal quarter, subject to certain other adjustments and deductions, with certain prescribed minimums. These formulas are described in greater detail in the Company’s senior secured credit facility and the indentures for the Company’s senior unsecured notes, each of which is filed with the SEC.

Recent Repurchases

The following table provides information relating to the Company’s repurchase of common stock for the three months ended March 31, 2017, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Time Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Current Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Programs (1)
January 1 through January 31, 2017	1,239,200	$42.45	1,239,200	$367,681,837
February 1 through February 28, 2017	1,916,694	$46.59	1,916,694	$278,381,938
March 1 through March 31, 2017	4,272,740	$48.62	4,272,740	$423,368,817
First quarter total	7,428,634	$47.07	7,428,634
(1) The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended March 31, 2017, 460,690 shares were purchased at an average price of $48.39 per share.

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

10.1
Stock Repurchase Agreement, dated as of March 10, 2017, by and between NCR Corporation, Blackstone BCP VI SBS ESC Holdco L.P., Blackstone NCR Holdco L.P., BTO NCR Holdings - ESC L.P., and BTO NCR Holdings L.P.

10.2
Waiver and Amendment of Investment Agreement, dated as of March 13 2017, by and between NCR Corporation, Blackstone BCP VI SBS ESC Holdco L.P., Blackstone NCR Holdco L.P., BTO NCR Holdings - ESC L.P. and BTG NCR Holdings L.P.

10.3
Form of 2017 Performance-Based Restricted Stock Unit Award Agreement under the NCR Corporation 2013 Stock Incentive Plan (the "2013 Stock Incentive Plan") and NCR Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”).

10.4	Form of 2017 Performance-Vesting Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan.

10.5	Form of 2017 Time-Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan.

10.6	Form of 2017 Single-Metric Performance-Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	April 28, 2017	By:	/s/ Robert Fishman
Robert Fishman Executive Vice President and Chief Financial Officer