Form 10-Q
period 2017-06-30
NCR CORP
filed 2017-07-28
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
Commission File Number 001-00395
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of July 14, 2017, there were approximately 121.5 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Product revenue	$618	$676	$1,172	$1,224
Service revenue	975	944	1,899	1,840
Total revenue	1,593	1,620	3,071	3,064
Cost of products	478	517	902	959
Cost of services	652	657	1,293	1,279
Selling, general and administrative expenses	227	229	456	453
Research and development expenses	58	50	125	103
Restructuring-related charges	—	4	—	6
Total operating expenses	1,415	1,457	2,776	2,800
Income from operations	178	163	295	264
Interest expense	(41)	(43)	(80)	(89)
Other (expense), net	(7)	(15)	(14)	(25)
Income from continuing operations before income taxes	130	105	201	150
Income tax expense	33	31	47	44
Income from continuing operations	97	74	154	106
Income from discontinued operations, net of tax	5	—	5	—
Net income	102	74	159	106
Net loss attributable to noncontrolling interests	—	(2)	—	(2)
Net income attributable to NCR	$102	$76	$159	$108
Amounts attributable to NCR common stockholders:
Income from continuing operations	$97	$76	$154	$108
Series A convertible preferred stock dividends	(12)	(13)	(24)	(24)
Deemed dividend on modification of Series A convertible preferred stock	—	—	(4)	—
Deemed dividend on Series A convertible preferred stock related to redemption	—	—	(58)	—
Income from continuing operations attributable to NCR common stockholders	85	63	68	84
Income from discontinued operations, net of tax	5	—	5	—
Net income attributable to NCR common stockholders	$90	$63	$73	$84
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.70	$0.51	$0.56	$0.66
Diluted	$0.64	$0.49	$0.53	$0.65
Net income per common share
Basic	$0.74	$0.51	$0.60	$0.66
Diluted	$0.67	$0.49	$0.57	$0.65
Weighted average common shares outstanding
Basic	121.4	123.8	122.1	127.1
Diluted	152.7	154.5	127.2	129.6
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Net income	$102	$74	$159	$106
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (losses)	5	(18)	29	(26)
Derivatives
Unrealized (losses) gains on derivatives	(6)	2	(10)	—
(Gains) losses on derivatives recognized during the period	(1)	1	(3)	2
Less income tax benefit (expense)	1	(1)	3	—
Employee benefit plans
Amortization of prior service benefit	(3)	(5)	(5)	(10)
Amortization of actuarial benefit	—	(1)	(1)	(1)
Less income tax benefit	1	2	2	3
Other comprehensive (loss) income	(3)	(20)	15	(32)
Total comprehensive income	99	54	174	74
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	—	(2)	—	(2)
Currency translation losses	—	(2)	—	(6)
Amounts attributable to noncontrolling interests	—	(4)	—	(8)
Comprehensive income attributable to NCR	$99	$58	$174	82
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$377	$498
Accounts receivable, net	1,321	1,282
Inventories	828	699
Other current assets	290	278
Total current assets	2,816	2,757
Property, plant and equipment, net	304	287
Goodwill	2,736	2,727
Intangibles, net	618	672
Prepaid pension cost	107	94
Deferred income taxes	611	575
Other assets	575	561
Total assets	$7,767	$7,673
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$267	$50
Accounts payable	731	781
Payroll and benefits liabilities	205	234
Deferred service revenue and customer deposits	521	468
Other current liabilities	389	432
Total current liabilities	2,113	1,965
Long-term debt	3,015	3,001
Pension and indemnity plan liabilities	764	739
Postretirement and postemployment benefits liabilities	127	127
Income tax accruals	140	142
Other liabilities	161	138
Total liabilities	6,320	6,112
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interest	14	15
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.8 shares issued and outstanding as of June 30, 2017 and, 0.9 shares issued and outstanding as of December 31, 2016; redemption amount and liquidation preference of $802 and $870 as of June 30, 2017 and December 31, 2016, respectively	786	847
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 121.4 and 124.6 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1	1
Paid-in capital	25	32
Retained earnings	806	867
Accumulated other comprehensive loss	(190)	(205)
Total NCR stockholders’ equity	642	695
Noncontrolling interests in subsidiaries	5	4
Total stockholders’ equity	647	699
Total liabilities and stockholders’ equity	$7,767	$7,673
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2017	2016
Operating activities
Net income	$159	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(5)	—
Depreciation and amortization	172	175
Stock-based compensation expense	41	29
Deferred income tax expense	4	20
Gain on sale of property, plant and equipment and other assets	(1)	—
Loss on divestiture	—	1
Impairment of other assets	—	2
Changes in assets and liabilities:
Receivables	(28)	(121)
Inventories	(126)	(123)
Current payables and accrued expenses	(93)	4
Deferred service revenue and customer deposits	50	131
Employee benefit plans	(6)	(26)
Other assets and liabilities	(29)	(54)
Net cash provided by operating activities	138	144
Investing activities
Expenditures for property, plant and equipment	(43)	(24)
Additions to capitalized software	(84)	(74)
Proceeds from divestiture	—	47
Other investing activities, net	—	(8)
Net cash used in investing activities	(127)	(59)
Financing activities
Short term borrowings, net	13	1
Payments on term credit facilities	(25)	(73)
Payments on revolving credit facilities	(615)	(431)
Borrowings on revolving credit facilities	855	706
Debt issuance costs	—	(8)
Repurchases of Company common stock	(350)	(250)
Proceeds from employee stock plans	8	6
Tax withholding payments on behalf of employees	(24)	(7)
Other financing activities	(1)	—
Net cash used in financing activities	(139)	(56)
Cash flows from discontinued operations
Net cash used in operating activities	(5)	(20)
Effect of exchange rate changes on cash and cash equivalents	12	(5)
(Decrease) increase in cash and cash equivalents	(121)	4
Cash and cash equivalents at beginning of period	498	328
Cash and cash equivalents at end of period	$377	$332
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

We recognized revenue related to Banco Bradesco SA (Bradesco), the parent of Scopus, totaling $5 million and $6 million during the three and six months ended June 30, 2017, respectively, as compared to $10 million and $28 million during the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, we had $2 million and $10 million, respectively, in receivables outstanding from Bradesco.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Recent Accounting Pronouncements

Issued

In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard that will supersede current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented  (“full retrospective method”) or as a cumulative effect adjustment as of the date of adoption  (“modified retrospective method”). We have determined a substantial majority of our new accounting policies related to the new standard and believe it will have the following impacts:

•	The new standard removes the current limitation on contingent revenue, and we expect that this may result in revenue being recognized earlier for certain contracts.

•
The new standard modifies the accounting for the costs to obtain a contract, such as the capitalization and deferral of commission expenses for certain recurring revenue streams, and we expect that this will be a change to our current policy to expense as incurred.

Based on our initial assessment, we plan to adopt the standard using the modified retrospective method when it becomes effective for the Company in the first quarter of fiscal 2018. We have identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support revenue recognition and disclosure under the new standard. The Company is continuing to evaluate the effect that the standard will have on its consolidated financial statements and related disclosures. Overall, the Company believes that its implementation efforts are progressing as planned.

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

In May 2017, the FASB issued an accounting standards update which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. This update requires modification only if the fair value, vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with early adoption permitted. The adoption of this accounting standard update is not expected to have a material effect on the Company's net income, cash flows or financial condition.

Adopted

In March 2016, the FASB issued an accounting standards update that amended the accounting standard related to employee share-based payments. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The adoption approach varies based on the amendment topic. As a result of the adoption, we recorded an adjustment of approximately $39 million to the January 1, 2017 retained earnings balance to recognize federal tax credit carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital. The Company also expects the new standard to have an on-going impact on the recording of excess tax benefits and deficiencies in our consolidated balance sheets and consolidated statements of income and comprehensive income. However, the magnitude of such impact is dependent upon our future grants of stock awards, our future stock price in relation to the fair value of awards on the grant date and the exercise behavior of stock option holders.

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of June 30, 2017 and December 31, 2016 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2016						June 30, 2017
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,930	$(7)	$1,923	$—	$—	$9	$1,939	$(7)	$1,932
Services	658	—	658	—	—	—	658	—	658
Hardware	162	(16)	146	—	—	—	162	(16)	146
Total goodwill	$2,750	$(23)	$2,727	$—	$—	$9	$2,759	$(23)	$2,736

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

	Amortization Period (in Years)	June 30, 2017		December 31, 2016
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$658	$(149)	$656	$(128)
Intellectual property	2 - 8	393	(326)	392	(302)
Customer contracts	8	89	(74)	89	(66)
Tradenames	2 - 10	73	(46)	73	(42)
Total identifiable intangible assets		$1,213	$(595)	$1,210	$(538)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended June 30, 2017	Six months ended June 30, 2017	Remainder of 2017 (estimated)
Amortization expense	$28	$57	$59

	For the years ended December 31 (estimated)
In millions	2018	2019	2020	2021	2022
Amortization expense	$85	$75	$57	$49	$45

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	June 30, 2017		December 31, 2016
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$51	2.85%	$45	2.88%
Trade Receivables Securitization Facility (1)	200	2.00%	—
Other (2)	16	12.52%	5	7.41%
Total short-term borrowings	$267		$50
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$793	2.85%	$821	2.88%
Revolving credit facility (1)	40	2.98%	—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Deferred financing fees	(27)		(29)
Other (2)	9	6.39%	9	6.64%
Total long-term debt	$3,015		$3,001

(1)	Interest rates are weighted-average interest rates as of June 30, 2017 and December 31, 2016.

(2)	Interest rates are weighted-average interest rates as of June 30, 2017 and December 31, 2016 primarily related to various international credit facilities and a note payable in the U.S.

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). As of June 30, 2017, the Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal amount outstanding of $844 million and a revolving credit facility with an aggregate principal amount of $1.1 billion, of which $40 million was outstanding as of June 30, 2017. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2017, there were no letters of credit outstanding.

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

At June 30, 2017, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $479 million and $426 million of outstanding accounts receivable as of June 30, 2017 and December 31, 2016, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2017 and December 31, 2016 was $3.40 billion and $3.16 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

4. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $33 million and $31 million for the three months ended June 30, 2017 and 2016, respectively. The increase in income tax expense was driven by an increase in income from continuing operations, partially offset by an increase in discrete benefits in the three months ended June 30, 2017. Income tax expense was $47 million and $44 million for the six months ended June 30, 2017 and 2016, respectively. The increase in income tax expense was driven by an increase in income from continuing operations, partially offset by an increase in discrete benefits in the six months ended June 30, 2017. The increase in discrete benefits was primarily driven by the recognition of excess tax benefits of stock-based compensation awards in the income statement as a result of the adoption of the accounting standard update related to employee share-based payments. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. STOCK COMPENSATION PLANS

As of June 30, 2017, the Company’s primary type of stock-based compensation was restricted stock units. Stock-based compensation expenses for the following periods were:

In millions	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Restricted stock units	$21	$16	$39	$29
Employee stock purchase plan	1	—	2	—
Stock-based compensation expense	22	16	41	29
Tax benefit	(6)	(4)	(12)	(8)
Total stock-based compensation expense (net of tax)	$16	$12	$29	$21

Stock-based compensation expense is recognized in the financial statements based upon fair value.

Restricted Stock Units As of June 30, 2017, the total unrecognized compensation cost of $163 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.2 years.

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

For the three months ended June 30, 2017, employees purchased 0.1 million  shares, at a discounted price of $38.83. For the six months ended June 30, 2017, employees purchased 0.2 million shares. The intrinsic value of shares purchased during the three and six months ended June 30, 2017 was $0.6 million and $1.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2017	2016	2017	2016	2017	2016
Net service cost	$—	$—	$2	$2	$2	$2
Interest cost	18	22	5	7	23	29
Expected return on plan assets	(15)	(18)	(8)	(9)	(23)	(27)
Net periodic benefit cost (income)	$3	$4	$(1)	$—	$2	$4

Components of the net periodic benefit cost (income) of the pension plans for the the six months ended June 30 were as follow:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2017	2016	2017	2016	2017	2016
Net service cost	$—	$—	$4	$4	$4	$4
Interest cost	36	45	10	14	46	59
Expected return on plan assets	(29)	(36)	(17)	(18)	(46)	(54)
Net periodic benefit cost (income)	$7	$9	$(3)	$—	$4	$9

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Effective January 1, 2017, we changed the method used to estimate the service and interest components of net periodic benefit cost (income) for our significant pension plans where yield curves are available. Previously, we estimated such cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the pension benefit obligation. The new methodology utilizes a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. This change does not affect the measurement of our total benefit obligation and is applied prospectively as a change in estimate, beginning January 1, 2017.

The benefit from the postretirement plan for the three and six months ended June 30 was:

	Three months ended June 30		Six months ended June 30
In millions	2017	2016	2017	2016
Amortization of:
Prior service benefit	$(2)	$(3)	(3)	(7)
Actuarial loss	1	—	1	1
Net postretirement benefit	$(1)	$(3)	$(2)	$(6)

The cost of the postemployment plan for the three and six months ended June 30 was:

	Three months ended June 30		Six months ended June 30
In millions	2017	2016	2017	2016
Net service cost	$5	$4	$19	$8
Interest cost	—	1	1	1
Amortization of:
Prior service benefit	(1)	(2)	(2)	(3)
Actuarial gain	(1)	(1)	(2)	(2)
Net benefit cost	$3	$2	$16	$4
Restructuring severance cost	—	2	—	2
Total postemployment cost	$3	$4	$16	$6

Employer Contributions

Pension For the three and six months ended June 30, 2017, NCR contributed $4 million and $9 million, respectively, to its international pension plans. In 2017, NCR anticipates contributing an additional $21 million to its international pension plans for a total of $30 million.

Postretirement For the three and six months ended June 30, 2017, NCR contributed zero and $1 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $3 million in 2017.

Postemployment For the three and six months ended June 30, 2017, NCR contributed $9 million and $14 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $41 million to its postemployment plans for a total of $55 million in 2017.

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
With respect to Syria, in 2012 NCR voluntarily notified the U.S. Treasury Department Office of Foreign Assets Control (OFAC) of potential violations and ceased operations in Syria, which were commercially insignificant. The notification related to confusion stemming from the Company's failure to register in Syria the transfer of the Company's Syrian branch to a foreign subsidiary and to deregister the Company's legacy Syrian branch, which was a branch of NCR Corporation. The Company applied for and received from OFAC various licenses that permitted the Company to take measures required to wind down its past operations in Syria. The last such license expired in April 2016, and in connection with that expiration the Company abandoned its remaining property in Syria, which was commercially insignificant, and ended the employment of its final two employees there, who had remained employed by the Company to assist with the execution of the Company's wind-down activities pursuant to authority granted by the OFAC licenses. The Company also submitted detailed reports to OFAC regarding this matter, including a description of the Company's comprehensive export control program and related remedial measures, and a description of the abandonment and related circumstances. In correspondence dated May 5, 2017, OFAC advised the Company it would not seek monetary penalties against the Company, and issued a so-called “cautionary letter” as a “final enforcement response.”

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In 2013 the Company entered into a subcontract with a prime contractor with respect to certain information technology components of two airport construction projects in Oman. In 2015 the prime contractor’s contract with an Omani public agency was terminated for cause; the Company and the prime contractor (a joint venture) subsequently provided to each other notices of termination of the subcontract. The prime contractor subsequently filed liquidation proceedings in Oman. The Company had delivered and installed goods and services in the approximate amount of $40 million as of 2015 when the various contracts were terminated, approximately half of which sum remains due and owing; under the terms of the subcontract, most of the payment obligations by the Omani public agency to the terminated prime contractor, and from the terminated prime contractor to the Company, had not at that time matured. The Company remains engaged in the construction projects, having been urged by the Omani public agency to enter into a new subcontract with a new prime contractor, which the Company did later in 2015. In 2016 the Company entered into a partial settlement agreement with the Omani public agency under which it was paid approximately half of the sums owed to it, in exchange for certain deliverables under the original subcontract. The Company has identified various avenues to pursue, against the prime contractor and others, including the parent of one of the joint venture partners in the terminated prime contractor, to obtain recoveries of the remaining amounts owed to it. Based on the status of negotiations and proceedings as of June 30, 2017, the Company continues to maintain a reserve of approximately $20 million with respect to those portions of its claim that it considered did not meet the Company’s standard for probable recovery.
In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R168 million, or approximately $51 million as of June 30, 2017, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements. The Company estimated the aggregate risk related to this matter to be zero to approximately $73 million as of June 30, 2017.

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
Various litigation proceedings concerning the Fox River are pending or have been concluded, and have been described in detail in previous Forms 10-Q and 10-K. There are no material developments in any of those proceedings that remain pending. The previously scheduled trials in the contribution and enforcement actions remain stayed in view of the pending motion to approve a consent decree settlement (the CD settlement), which was described by the Company in its prior Form 10-Q. That settlement was negotiated by the federal and state governments and NCR, and if approved by the court is expected to resolve the remaining Fox River-related claims against the Company. The key components of the proposed CD settlement, a motion for approval of which is now pending before the Wisconsin federal court, include (1) the Company’s commitment to complete the remediation of the Fox River, which is expected to be completed over 2017 and 2018; (2) the Company’s conditional agreement to waive its contribution claims against the two remaining defendants in the case, GP and Glatfelter; (3) the Company’s agreement not to appeal the trial court’s decision on divisibility of harm; (4) the Governments’ agreement to include in the settlement so-called “contribution protection” in the Company’s favor as to GP’s and Glatfelter’s contribution claims against the Company, the effect of which will be to extinguish those claims; (5) the Governments’ agreement not to pursue the Company for the Governments’ past oversight costs; and (6) the Governments’ agreement to exercise prosecutorial discretion in pursuing other parties for future oversight costs and long-term monitoring and maintenance, with the Company retaining so-called “backstop” liability in the event that the other parties fail to pay future oversight costs or to perform long-term monitoring and maintenance. Additionally, although certain state law claims by GP and Glatfelter against the Company may not be affected directly by the CD settlement, the CD settlement provides that the Company’s contribution claims against those two parties will revive if those parties attempt to assert any claims against the Company relating to the Fox River, including any state law claims.
The court’s decision on the revised consent decree is pending. With respect to 2017 remediation, the Company has agreed to perform the remediation obligations set forth in the CD settlement while the motion for approval is pending, and that remediation work is proceeding.
With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company received timely payments as they came due under the Funding Agreement.
NCR's eventual remediation liability, followed by long-term monitoring, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. In general, the most significant factor is whether the Wisconsin court approves the CD settlement as submitted; apart from that, the significant factors include: (1) the total remaining clean-up costs, including long-term monitoring following completion of the clean-up, and what parties are assigned to discharge the post-clean-up tasks; (2) total NRD for the site; (3) the share of clean-up costs and NRD that NCR will bear; (4) NCR's transaction and litigation costs to defend itself in this matter; and (5) the share of NCR's payments that API and/or BAT will bear, as discussed above. With respect to NRD, in connection with a certain settlement entered into by other PRPs, in the year ended December 31, 2015 the Government asked the court to allow it to withdraw the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company (the Government had represented it would do so in the course of presenting the settlement to the court for approval).

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of June 30, 2017, the net reserve for the Fox River matter was approximately $18 million, compared to $27 million as of December 31, 2016. The change in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC in order to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of June 30, 2017 and December 31, 2016, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
Under a 1996 agreement, AT&T Corp. (AT&T) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Nokia remain obligated to pay under the indemnity totaled approximately $21 million and $31 million as of June 30, 2017 and December 31, 2016, respectively, and is deducted in determining the net reserve discussed above.
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

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through June 30, 2017, NCR has received a combined gross total of approximately $186 million in settlements reached with its principal insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity costs. Of the total amount collected to date with respect to the Fox River, $9 million is subject to competing claims by API.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of June 30, 2017 and December 31, 2016, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2017	2016
Warranty reserve liability
Beginning balance as of January 1	$27	$24
Accruals for warranties issued	18	18
Settlements (in cash or in kind)	(21)	(20)
Ending balance as of June 30	$24	$22

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

8. SERIES A CONVERTIBLE PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with The Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended June 30, 2017 and 2016, the Company paid dividends-in-kind of $11 million, respectively, associated with the Series A Convertible Preferred Stock. During the six months ended June 30, 2017 and 2016, the Company paid dividends-in-kind of $23 million, respectively, associated with the Series A Convertible Preferred Stock. As of June 30, 2017 and December 31, 2016, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three and six months ended June 30, 2017 or 2016.

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

The repurchase of the common shares immediately upon conversion is considered a redemption of the related preferred shares. As a result, the excess of the fair value of consideration transferred over the carrying value, of $58 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share for the six months ended June 30, 2017. Additionally, we determined that the changes to the lock-up period were considered a modification of the Series A Convertible Preferred Stock. The impact of the modification, calculated as the difference in the fair value immediately before and immediately after the changes, of $4 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share for the six months ended June 30, 2017. This adjustment was recorded as an increase to the Series A Convertible Preferred Shares and will reduce the accretion of the direct and incremental expenses associated with the original offering as described above. Refer to Note 10, "Earnings Per Share," for additional discussion.

As of June 30, 2017 and December 31, 2016, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 26.7 million and 29.0 million shares, respectively.

9. STOCKHOLDERS' EQUITY

Changes in stockholders' equity in the six months ended June 30, 2017 were as follows:

in millions	NCR Stockholders' Equity	Non-Redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2016	$695	$4	$699
Adoption of share-based compensation accounting standard update	39	—	39
Balance at January 1, 2017	734	4	738
Net income	159	1	160
Other comprehensive income	15	—	15
Repurchases of Company common stock	(350)	—	(350)
Series A convertible preferred stock dividends	(24)	—	(24)
Deemed dividend on modification of Series A convertible preferred stock	(4)	—	(4)
Redemption of Series A convertible preferred stock	87	—	87
Employee stock compensation expense	41	—	41
Tax witholdings related to vesting of stock based awards	(24)	—	(24)
Proceeds from employee stock plans	8	—	8
Balance at June 30, 2017	$642	$5	$647

During the six months ended June 30, 2017, the Company repurchased 7.4 million shares of its common stock for $350 million. Upon repurchase, the shares were retired. Refer to Note 8, "Series A Convertible Preferred Stock," for further discussion of the Series A Convertible Preferred Stock dividends, the deemed dividend on modification and the redemption of the Series A convertible preferred stock. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for further discussion of the adoption of share-based compensation accounting standard update.

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

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Numerator
Income from continuing operations	$97	$76	$154	$108
Series A convertible preferred stock dividends	(12)	(13)	(24)	(24)
Deemed dividend on modification of Series A convertible preferred stock	—	—	(4)	—
Deemed dividend on Series A convertible preferred stock redemption	—	—	(58)	—
Net income from continuing operations attributable to NCR common stockholders	85	63	68	84
Income from discontinued operations, net of tax	5	—	5	—
Net income attributable to NCR common stockholders	$90	$63	$73	$84

Denominator
Basic weighted average number of shares outstanding	121.4	123.8	122.1	127.1

Basic earnings per share:
From continuing operations	$0.70	$0.51	$0.56	$0.66
From discontinued operations	0.04	—	0.04	—
Total basic earnings per share	$0.74	$0.51	$0.60	$0.66

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Numerator
Income from continuing operations	$97	$76	$154	$108
Series A convertible preferred stock dividends	—	—	(24)	(24)
Deemed dividend on modification of Series A convertible preferred stock	—	—	(4)	—
Deemed dividend on Series A convertible preferred stock redemption	—	—	(58)	—
Net income from continuing operations attributable to NCR common stockholders	97	76	68	84
Income from discontinued operations, net of tax	5	—	5	—
Net income attributable to NCR common stockholders	$102	$76	$73	$84

Basic weighted average number of shares outstanding	121.4	123.8	122.1	127.1
Dilutive effect of as-if converted Series A Convertible Preferred Stock	26.6	28.0	—	—
Dilutive effect of restricted stock units and employee stock options	4.7	2.7	5.1	2.5
Denominator - from continuing operations and total	152.7	154.5	127.2	129.6

Diluted earnings per share:
From continuing operations	$0.64	$0.49	$0.53	$0.65
From discontinued operations	0.03	—	0.04	—
Total diluted earnings per share	$0.67	$0.49	$0.57	$0.65

For the three months ended June 30, 2017 and June 30, 2016, it was more dilutive to assume the Series A Convertible Preferred Stock was converted to common stock and therefore weighted average outstanding shares of common stock were adjusted by the as-if converted Series A Convertible Preferred Stock and the diluted earnings per share was calculated excluding the quarterly dividends.

For the three months ended June 30, 2017, weighted average restricted stock units of 0.8 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the six months ended June 30, 2017, shares related to the as-if converted Series A Convertible Preferred Stock were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted shares related to as-if converted Series A Convertible Preferred Stock, considering the existing and redeemed shares, excluded were 27.7 million. Weighted average restricted stock units of 0.5 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the six months ended June 30, 2016, shares related to the as-if converted Series A Convertible Preferred Stock were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted shares related to as-if converted Series A Convertible Preferred Stock, excluded were 27.8 million.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2017, the balance in AOCI related to foreign exchange derivative transactions was a gain of $3 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	June 30, 2017
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$166	$4	Other current liabilities	$15	$—
Total derivatives designated as hedging instruments			$4			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$175	$1	Other current liabilities	$174	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$5			$1

	Fair Values of Derivative Instruments
	December 31, 2016
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$251	$18	Other current liabilities	$56	$1
Total derivatives designated as hedging instruments			$18			$1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$165	$1	Other current liabilities	$218	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$19			$2

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2017	For the three months ended June 30, 2016	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended June 30, 2017	For the three months ended June 30, 2016	Location of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended June 30, 2017	For the three months ended June 30, 2016
Interest rate swap (1)	$—	$(1)	Interest expense	$—	$1	Interest expense	$—	$—
Foreign exchange contracts	$(6)	$3	Cost of products	$(1)	$—	Other (expense), net	$—	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2017	For the six months ended June 30, 2016	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the six months ended June 30, 2017	For the six months ended June 30, 2016	Location of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Interest rate swap (1)	$—	$(1)	Interest expense	$—	$2	Interest expense	$—	$—
Foreign exchange contracts	$(10)	$1	Cost of products	$(3)	$—	Other (expense), net	$—	$—

(1) The Company was party to an interest rate swap agreement that fixed the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016.

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended June 30		Six months ended June 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2017	2016	2017	2016
Foreign exchange contracts	Other (expense), net	$—	$(3)	$(2)	$(1)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2017, we did not have any significant concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are set forth as follows:

		June 30, 2017
In millions	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$3	$3	$—	$—
Foreign exchange contracts (2)	5	—	5	—
Total	$8	$3	$5	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

		December 31, 2016
In millions	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$5	$5	$—	$—
Foreign exchange contracts (2)	19	—	19	—
Total	$24	$5	$19	$—
Liabilities:
Foreign exchange contracts (3)	2	—	2	—
Total	$2	$—	$2	$—
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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no impairment charges or material non-recurring fair value adjustments recorded during the three and six months ended June 30, 2017 and 2016.

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

The following table presents revenue and operating income by segment:

In millions	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Revenue by segment
Software	$464	$452	$916	$871
Services	588	574	1,145	1,117
Hardware (1)	541	594	1,010	1,076
Consolidated revenue	1,593	1,620	3,071	3,064
Operating income by segment
Software	128	144	253	259
Services	75	49	120	83
Hardware	12	14	2	4
Subtotal - segment operating income	215	207	375	346
Other adjustments (2)	37	44	80	82
Income from operations	$178	$163	$295	$264

(1)
On May 27, 2016, NCR completed the sale of all but the Middle East and Africa (MEA) assets of its Interactive Printer Solutions (IPS) business to Atlas Holdings LLC. For the three and six months ended June 30, 2016, revenues from the results of IPS operations, other than MEA, were $52 million and $124 million, respectively.

(2)	The following table presents the other adjustments for NCR:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Transformation / restructuring costs	$8	$11	$21	$15
Acquisition-related amortization of intangible assets	28	32	57	64
Acquisition-related costs	1	1	2	3
Total other adjustments	$37	$44	$80	$82

The following table presents revenue from products and services for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Product revenue	$618	$676	$1,172	$1,224
Professional services and installation services revenue	261	254	488	463
Recurring revenue, including maintenance and cloud revenue	714	690	1,411	1,377
Total revenue	$1,593	$1,620	$3,071	$3,064

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2016	$(224)	$6	$13	$(205)
Other comprehensive income (loss) before reclassifications	29	—	(7)	22
Amounts reclassified from AOCI	—	(4)	(3)	(7)
Net current period other comprehensive income (loss)	29	(4)	(10)	15
Balance as of June 30, 2017	$(195)	$2	$3	$(190)

Reclassifications Out of AOCI

	For the three months ended June 30, 2017
	Employee Benefit Plans
In millions	Amortization of Actuarial Gain (Loss)	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(1)	$(1)
Cost of services	1	—	—	1
Selling, general and administrative expenses	(1)	(2)	—	(3)
Research and development expenses	—	(1)	—	(1)
Total before tax	$—	$(3)	$(1)	$(4)
Tax expense				1
Total reclassifications, net of tax				$(3)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the three months ended June 30, 2016
	Employee Benefit Plans
In millions	Amortization of Actuarial Gain	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$(2)	$—	$(2)
Selling, general and administrative expenses	(1)	(2)	—	(3)
Research and development expenses	—	(1)	—	(1)
Interest expense	—	—	1	1
Total before tax	$(1)	$(5)	$1	$(5)
Tax expense				1
Total reclassifications, net of tax				$(4)

	For the six months ended June 30, 2017
	Employee Benefit Plans
In millions	Amortization of Actuarial Gain	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(3)	$(3)
Cost of services	—	(2)	—	(2)
Selling, general and administrative expenses	(1)	(2)	—	(3)
Research and development expenses	—	(1)	—	(1)
Total before tax	$(1)	$(5)	$(3)	$(9)
Tax expense				2
Total reclassifications, net of tax				$(7)

	For the six months ended June 30, 2016
	Employee Benefit Plans
In millions	Amortization of Actuarial Gain	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$—	$(5)	$—	$(5)
Selling, general and administrative expenses	(1)	(3)	—	(4)
Research and development expenses	—	(2)	—	(2)
Interest expense	—	—	2	2
Total before tax	$(1)	$(10)	$2	$(9)
Tax expense				2
Total reclassifications, net of tax				$(7)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

15. RESTRUCTURING PLAN

In July 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on our higher-growth, higher-margin opportunities in the software-driven consumer transaction technologies industry. The program was centered on ensuring that our people and processes were aligned with our continued transformation and includes: rationalizing our product portfolio to eliminate overlap and redundancy; taking steps to end-of-life older commodity product lines that are costly to maintain and provide low margins; moving lower productivity services positions to our new centers of excellence due to the positive impact of services innovation; and reducing layers of management and organizing around divisions to improve decision-making, accountability and strategic execution. As of March 31, 2017 this plan was complete.

The Company had no related charges recorded in the three and six months ended June 30, 2017 and a total charge of $8 million and $10 million recorded in the three and six months ended June 30, 2016, respectively.

Charges related to the restructuring plan for the the three and six months ended June 30 were:

	Three months ended June 30		Six months ended June 30
In millions	2017	2016	2017	2016
Severance and other employee-related costs
ASC 712 charges included in restructuring-related charges	$—	$2	$—	$2
ASC 420 charges included in restructuring-related charges	—	(2)	—	(2)
Inventory-related charges
Charges included in cost of services	—	4	—	4
Asset-related charges
External and internal use software impairment charges included in restructuring-related charges	—	1	—	2
Other exit costs
Other exit costs included in restructuring-related charges	—	3	—	4
Total restructuring charges	$—	$8	$—	$10

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

In millions	2017	2016
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$1	$20
Cost recognized during the period	—	6
Change in estimated payments	—	(2)
Utilization	(1)	(16)
Ending balance as of June 30	$—	$8

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2017	December 31, 2016
Accounts receivable
Trade	$1,321	$1,266
Other	39	57
Accounts receivable, gross	1,360	1,323
Less: allowance for doubtful accounts	(39)	(41)
Total accounts receivable, net	$1,321	$1,282
The components of inventory are summarized as follows:

In millions	June 30, 2017	December 31, 2016
Inventories
Work in process and raw materials	$203	$154
Finished goods	219	149
Service parts	406	396
Total inventories	$828	$699

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended June 30, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$327	$13	$338	$(60)	$618
Service revenue	422	7	546	—	975
Total revenue	749	20	884	(60)	1,593
Cost of products	256	9	273	(60)	478
Cost of services	291	3	358	—	652
Selling, general and administrative expenses	116	1	110	—	227
Research and development expenses	34	—	24	—	58
Total operating expenses	697	13	765	(60)	1,415
Income (loss) from operations	52	7	119	—	178
Interest expense	(39)	—	(19)	17	(41)
Other (expense) income, net	11	(1)	—	(17)	(7)
Income (loss) from continuing operations before income taxes	24	6	100	—	130
Income tax expense (benefit)	10	2	21	—	33
Income (loss) from continuing operations before earnings in subsidiaries	14	4	79	—	97
Equity in earnings of consolidated subsidiaries	83	90	—	(173)	—
Income (loss) from continuing operations	97	94	79	(173)	97
Income (loss) from discontinued operations, net of tax	5	—	—	—	5
Net income (loss)	$102	$94	$79	$(173)	$102
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$102	$94	$79	$(173)	$102
Total comprehensive income (loss)	99	107	76	(183)	99
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$99	$107	$76	$(183)	$99

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended June 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$318	$39	$425	$(106)	$676
Service revenue	395	9	540	—	944
Total revenue	713	48	965	(106)	1,620
Cost of products	249	9	365	(106)	517
Cost of services	283	3	371	—	657
Selling, general and administrative expenses	128	1	100	—	229
Research and development expenses	29	—	21	—	50
Restructuring-related charges	4	—	—	—	4
Total operating expenses	693	13	857	(106)	1,457
Income (loss) from operations	20	35	108	—	163
Interest expense	(41)	—	(20)	18	(43)
Other (expense) income, net	14	—	(11)	(18)	(15)
Income (loss) from continuing operations before income taxes	(7)	35	77	—	105
Income tax expense (benefit)	—	20	11	—	31
Income (loss) from continuing operations before earnings in subsidiaries	(7)	15	66	—	74
Equity in earnings of consolidated subsidiaries	83	92	—	(175)	—
Income (loss) from continuing operations	76	107	66	(175)	74
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$76	$107	$66	$(175)	$74
Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income (loss) attributable to NCR	$76	$107	$68	$(175)	$76
Total comprehensive income (loss)	58	66	47	(117)	54
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to NCR common stockholders	$58	$66	$51	$(117)	$58

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the six months ended June 30, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$610	$53	$673	$(164)	$1,172
Service revenue	827	14	1,058	—	1,899
Total revenue	1,437	67	1,731	(164)	3,071
Cost of products	464	22	580	(164)	902
Cost of services	576	5	712	—	1,293
Selling, general and administrative expenses	234	2	220	—	456
Research and development expenses	60	—	65	—	125
Total operating expenses	1,334	29	1,577	(164)	2,776
Income (loss) from operations	103	38	154	—	295
Interest expense	(78)	—	(35)	33	(80)
Other (expense) income, net	9	(1)	11	(33)	(14)
Income (loss) from continuing operations before income taxes	34	37	130	—	201
Income tax expense (benefit)	9	18	20	—	47
Income (loss) from continuing operations before earnings in subsidiaries	25	19	110	—	154
Equity in earnings of consolidated subsidiaries	129	97	—	(226)	—
Income (loss) from continuing operations	154	116	110	(226)	154
Income (loss) from discontinued operations, net of tax	5	—	—	—	5
Net income (loss)	$159	$116	$110	$(226)	$159
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$159	$116	$110	$(226)	$159
Total comprehensive income (loss)	174	141	119	(260)	174
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$174	$141	$119	$(260)	$174

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the six months ended June 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$552	$55	$787	$(170)	$1,224
Service revenue	776	17	1,047	—	1,840
Total revenue	1,328	72	1,834	(170)	3,064
Cost of products	430	16	683	(170)	959
Cost of services	570	6	703	—	1,279
Selling, general and administrative expenses	250	2	201	—	453
Research and development expenses	57	—	46	—	103
Restructuring-related charges	6	—	—	—	6
Total operating expenses	1,313	24	1,633	(170)	2,800
Income (loss) from operations	15	48	201	—	264
Interest expense	(86)	—	(38)	35	(89)
Other (expense) income, net	25	(5)	(10)	(35)	(25)
Income (loss) from continuing operations before income taxes	(46)	43	153	—	150
Income tax expense (benefit)	(21)	25	40	—	44
Income (loss) from continuing operations before earnings in subsidiaries	(25)	18	113	—	106
Equity in earnings of consolidated subsidiaries	133	133	—	(266)	—
Income (loss) from continuing operations	108	151	113	(266)	106
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$108	$151	$113	$(266)	$106
Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income (loss) attributable to NCR	$108	$151	$115	$(266)	$108
Total comprehensive income (loss)	82	101	75	(184)	74
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(8)	—	(8)
Comprehensive income (loss) attributable to NCR common stockholders	$82	$101	$83	$(184)	$82

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
June 30, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18	$10	$349	$—	$377
Accounts receivable, net	59	19	1,243	—	1,321
Inventories	304	12	512	—	828
Due from affiliates	627	1,633	497	(2,757)	—
Other current assets	131	40	181	(62)	290
Total current assets	1,139	1,714	2,782	(2,819)	2,816
Property, plant and equipment, net	153	—	151	—	304
Goodwill	988	—	1,748	—	2,736
Intangibles, net	162	—	456	—	618
Prepaid pension cost	—	—	107	—	107
Deferred income taxes	530	98	85	(102)	611
Investments in subsidiaries	3,440	2,844	—	(6,284)	—
Due from affiliates	1,019	1	38	(1,058)	—
Other assets	426	57	92	—	575
Total assets	$7,857	$4,714	$5,459	$(10,263)	$7,767

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$52	$—	$215	$—	$267
Accounts payable	310	2	419	—	731
Payroll and benefits liabilities	105	—	100	—	205
Deferred service revenue and customer deposits	236	4	281	—	521
Due to affiliates	1,916	140	701	(2,757)	—
Other current liabilities	200	3	248	(62)	389
Total current liabilities	2,819	149	1,964	(2,819)	2,113
Long-term debt	3,013	—	2	—	3,015
Pension and indemnity plan liabilities	481	—	283	—	764
Postretirement and postemployment benefits liabilities	24	3	100	—	127
Income tax accruals	17	2	121	—	140
Due to affiliates	—	38	1,020	(1,058)	—
Other liabilities	75	5	183	(102)	161
Total liabilities	6,429	197	3,673	(3,979)	6,320
Redeemable noncontrolling interest	—	—	14	—	14
Series A convertible preferred stock	786	—	—	—	786
Stockholders’ equity
Total NCR stockholders’ equity	642	4,517	1,767	(6,284)	642
Noncontrolling interests in subsidiaries	—	—	5	—	5
Total stockholders’ equity	642	4,517	1,772	(6,284)	647
Total liabilities and stockholders’ equity	$7,857	$4,714	$5,459	$(10,263)	$7,767

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$258	$(22)	$(92)	$(6)	$138
Investing activities
Expenditures for property, plant and equipment	(25)	—	(18)	—	(43)
Additions to capitalized software	(57)	—	(27)	—	(84)
Proceeds from (payments of) intercompany notes	133	20	—	(153)	—
Investments in equity affiliates	(2)	—	—	2	—
Other investing activities, net	(1)	—	1	—	—
Net cash provided by (used in) investing activities	48	20	(44)	(151)	(127)
Financing activities
Short term borrowings, net	2	—	11	—	13
Payments on term credit facilities	(23)	—	(2)	—	(25)
Payments on revolving credit facilities	(575)	—	(40)	—	(615)
Borrowings on revolving credit facilities	615	—	240	—	855
Repurchase of Company common stock	(350)	—	—	—	(350)
Proceeds from employee stock plans	8	—	—	—	8
Other financing activities	(1)	—	—	—	(1)
Equity contribution	—	—	2	(2)	—
Dividend distribution to consolidated subsidiaries	—	—	(6)	6	—
Borrowings (repayments) of intercompany notes	—	—	(153)	153	—
Tax withholding payments on behalf of employees	(24)	—	—	—	(24)
Net cash provided by (used in) financing activities	(348)	—	52	157	(139)
Cash flows from discontinued operations
Net cash used in operating activities	(5)	—	—	—	(5)
Effect of exchange rate changes on cash and cash equivalents	—	—	12	—	12
Increase (decrease) in cash and cash equivalents	(47)	(2)	(72)	—	(121)
Cash and cash equivalents at beginning of period	65	12	421	—	498
Cash and cash equivalents at end of period	$18	$10	$349	$—	$377

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$206	$(74)	$14	$(2)	$144
Investing activities
Expenditures for property, plant and equipment	(9)	—	(15)	—	(24)
Additions to capitalized software	(45)	—	(29)	—	(74)
Proceeds from (payments of) intercompany notes	123	78	—	(201)	—
Investments in equity affiliates	(9)	—	—	9	—
Proceeds from divestiture	22	—	25	—	47
Other investing activities, net	(8)	—	—	—	(8)
Net cash provided by (used in) investing activities	74	78	(19)	(192)	(59)
Financing activities
Short term borrowings, net	(4)	—	5	—	1
Payments on term credit facilities	(67)	—	(6)	—	(73)
Payments on revolving credit facilities	(351)	—	(80)	—	(431)
Borrowings on revolving credit facilities	426	—	280	—	706
Repurchase of Company common stock	(250)	—	—	—	(250)
Debt issuance costs	(8)	—	—	—	(8)
Proceeds from employee stock plans	6	—	—	—	6
Equity contribution	—	—	9	(9)	—
Dividend distribution to consolidated subsidiaries	—	—	(2)	2	—
Borrowings (repayments) of intercompany notes	—	—	(201)	201	—
Tax withholding payments on behalf of employees	(7)	—	—	—	(7)
Net cash provided by (used in) financing activities	(255)	—	5	194	(56)
Cash flows from discontinued operations
Net cash used in operating activities	(20)	—	—	—	(20)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(3)	—	(5)
Increase (decrease) in cash and cash equivalents	5	2	(3)	—	4
Cash and cash equivalents at beginning of period	15	20	293	—	328
Cash and cash equivalents at end of period	$20	$22	$290	$—	$332

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the second quarter of 2017, each of which is discussed more fully in later sections of this MD&A:

•
Revenue decreased approximately 2% from the prior year period, and increased 3% excluding unfavorable foreign currency impacts and adjusting for the divestiture of our Interactive Printer Solutions (IPS) business;

•	Software revenue increased 3% from the prior year period, driven by cloud growth of 9%; and

•	Gross margin rate expanded 160 basis points to 29.1% as a result of strength in our Services and Hardware segments.

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

Potentially significant risks to the execution of our initiatives include the strength of demand for automated teller machines and other financial services hardware; domestic and global economic and credit conditions including, in particular, uncertainty in the "BRIC" economies and economic sanctions against Russia, the determination by Britain to exit the European Union, the potential for changes to global or regional trade agreements or the imposition of protectionist trade policies, and the imposition of import or export tariffs or border adjustments; strengthening of the U.S. Dollar resulting in unfavorable foreign currency impacts; collectability difficulties in subcontracting relationships in Middle East and Africa; the possibility of disruptions in or problems with our data center hosting facilities; cybersecurity risks and compliance with data privacy and protection requirements; competition that can drive further price erosion and the potential loss of market share; difficulties associated with the introduction of products in new markets; market adoption of our products by customers; and management and servicing of our existing indebtedness.

Results from Operations

Three and Six months Ended June 30, 2017 Compared to Three and Six months Ended June 30, 2016

The following table shows our results for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2017	2016	2017	2016
Revenue	$1,593	$1,620	$3,071	$3,064
Gross margin	$463	$446	$876	$826
Gross margin as a percentage of revenue	29.1%	27.5%	28.5%	27.0%
Operating expenses
Selling, general and administrative expenses	$227	$229	$456	$453
Research and development expenses	58	50	125	103
Restructuring-related charges	—	4	—	6
Income from operations	$178	$163	$295	$264

The following table shows our revenue by geographic theater for the three months ended June 30:

In millions	2017	% of Total	2016	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Americas	$915	57%	$919	57%	—%	3%
Europe, Middle East Africa (EMEA)	454	29%	477	29%	(5)%	2%
Asia Pacific (APJ)	224	14%	224	14%	—%	3%
Consolidated revenue	$1,593	100%	$1,620	100%	(2)%	3%

The following table shows our revenue by geographic theater for the six months ended June 30:

In millions	2017	% of Total	2016	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Americas	$1,762	57%	$1,738	57%	1%	6%
Europe, Middle East Africa (EMEA)	876	29%	904	29%	(3)%	6%
Asia Pacific (APJ)	433	14%	422	14%	3%	5%
Consolidated revenue	$3,071	100%	$3,064	100%	—%	6%

The following table shows our revenue by segment for the three months ended June 30:

In millions	2017	% of Total	2016	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Software	$464	29%	$452	28%	3%	3%
Services	588	37%	574	35%	2%	4%
Hardware	541	34%	594	37%	(9)%	1%
Consolidated revenue	$1,593	100%	$1,620	100%	(2)%	3%

The following table shows our revenue by segment for the six months ended June 30:

In millions	2017	% of Total	2016	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Software	$916	30%	$871	29%	5%	6%
Services	1,145	37%	1,117	36%	3%	4%
Hardware	1,010	33%	1,076	35%	(6)%	7%
Consolidated revenue	$3,071	100%	$3,064	100%	—%	6%

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

The following table provides a reconciliation of geographic theater revenue percentage growth (GAAP) to revenue percentage growth adjusted constant currency (non-GAAP) for the three months ended June 30, 2017:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Americas	—%	—%	(3)%	3%
EMEA	(5)%	(4)%	(3)%	2%
APJ	—%	—%	(3)%	3%
Consolidated revenue	(2)%	(2)%	(3)%	3%

The following table provides a reconciliation of geographic theater revenue percentage growth (GAAP) to revenue percentage growth adjusted constant currency (non-GAAP) for the six months ended June 30, 2017:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Americas	1%	—%	(5)%	6%
EMEA	(3)%	(4)%	(5)%	6%
APJ	3%	1%	(3)%	5%
Consolidated revenue	—%	(1)%	(5)%	6%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth adjusted constant currency (non-GAAP) for the three months ended June 30, 2017:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Software	3%	—%	—%	3%
Services	2%	(2)%	—%	4%
Hardware	(9)%	(1)%	(9)%	1%
Consolidated revenue	(2)%	(2)%	(3)%	3%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth adjusted constant currency (non-GAAP) for the six months ended June 30, 2017:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Software	5%	(1)%	—%	6%
Services	3%	(1)%	—%	4%
Hardware	(6)%	—%	(13)%	7%
Consolidated revenue	—%	(1)%	(5)%	6%

Revenue

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, revenue decreased 2% mainly due to the impact of the IPS divestiture. Excluding the impact of unfavorable foreign currency exchange rates and the IPS divestiture, revenue increased in all segments. Unfavorable foreign currency exchange rates and the IPS divestiture impacted the revenue comparison by 2% and 3%, respectively.

Software revenue increased 3% driven by growth in cloud and professional services. Services revenue increased 2% due to growth in both hardware maintenance and managed and implementation services. Hardware revenue decreased 9% due to the impact of the IPS divestiture in the prior year. In the three months ended June 30, 2016, Hardware revenue included $52 million for the IPS operations, other than MEA. Excluding the impact of the IPS divestiture and unfavorable foreign currency exchange rates, Hardware revenue increased 1% due to growth in Self-Checkout (SCO) and Point-of-Sale (POS) revenue, partially offset by declines in Automated Teller Machine (ATM) revenue.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, revenue was flat. Excluding the impact of unfavorable foreign currency exchange rates and the IPS divestiture, revenue increased in all segments. Unfavorable foreign exchange rates and the IPS divestiture impacted the revenue comparison by 1% and 5%, respectively.

Software revenue increased 5% driven by growth in software license, cloud, and professional services. Services revenue increased 3% due to growth in both hardware maintenance and managed and implementation services. Hardware revenue decreased 6% due to the impact of the IPS divestiture in the prior year. In the six months ended June 30, 2016, Hardware revenue included $124 million for the IPS operations, other than MEA. Excluding the impact of the IPS divestiture and unfavorable foreign currency exchange rates, Hardware revenue increased 7% due to growth in SCO and POS revenue, partially offset by declines in ATM revenue.

Gross Margin

Gross margin as a percentage of revenue in the three months ended June 30, 2017 was 29.1% compared to 27.5% in the three months ended June 30, 2016. Gross margin as a percentage of revenue expanded in our Services and Hardware segments, which reflects the results of our strategic focus on business transformation, a positive shift in revenue mix, and productivity and efficiency gains. The overall gross margin rate expansion was partially offset by a decline in our Software segment. The decline in Software gross margin rate was due to lower software license revenue partially offset by improved efficiency and scale in software maintenance and cloud.

Gross margin as a percentage of revenue in the six months ended June 30, 2017 was 28.5% compared to 27.0% in the six months ended June 30, 2016. Gross margin as a percentage of revenue expanded in our Services and Hardware segments, partially offset by a decline in our Software segment. The consolidated gross margin rate expansion was a result of our strategic focus, a positive shift in revenue mix, and productivity and efficiency gains.

Operating Expenses

Selling, general and administrative expenses were $227 million, or 14.2% as a percentage of revenue, in the three months ended June 30, 2017 as compared to $229 million, or 14.1% as a percentage of revenue, in the three months ended June 30, 2016. Selling, general and administrative expenses in the three months ended June 30, 2017 included $16 million of acquisition-related amortization of intangibles, $3 million of costs related to our business transformation initiative and $1 million of acquisition-related costs. Selling, general, and administrative expenses in the three months ended June 30, 2016 included $17 million of acquisition-related amortization of intangibles, $3 million of restructuring as well as costs related to our business transformation initiative and $1 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses increased slightly from 12.8% of revenue in the three months ended June 30, 2016 to 13.0% of revenue in the three months ended June 30, 2017.

Selling, general and administrative expenses were $456 million, or 14.8% as a percentage of revenue, in the six months ended June 30, 2017 as compared to $453 million, or 14.8% as a percentage of revenue, in the six months ended June 30, 2016. Selling, general and administrative expenses in the six months ended June 30, 2017 included $32 million of acquisition-related amortization of intangibles, $7 million of costs related to our business transformation initiative and $2 million of acquisition-related costs. Selling, general, and administrative expenses in the six months ended June 30, 2016 included $33 million of acquisition-related amortization of intangibles, $5 million of restructuring as well as costs related to our business transformation initiative and $3 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses increased slightly from 13.4% of revenue in the six months ended June 30, 2016 to 13.5% of revenue in the six months ended June 30, 2017.

Research and development expenses were $58 million, or 3.6% as a percentage of revenue, in the three months ended June 30, 2017 as compared to $50 million, or 3.1% as a percentage of revenue, in the three months ended June 30, 2016. Research and development expenses in the three months ended June 30, 2017 included $1 million of costs related to our business transformation initiative. Excluding this cost, research and development expenses as a percentage of revenue increased from 3.1% in the three months ended June 30, 2016 to 3.6% in the three months ended June 30, 2017. The increase in research and development expenses was driven by planned incremental investments to further advance our software and hardware solutions.

Research and development expenses were $125 million, or 4.1% as a percentage of revenue, in the six months ended June 30, 2017 as compared to $103 million, or 3.4% as a percentage of revenue, in the six months ended June 30, 2016. Research and development expenses in the six months ended June 30, 2017 included $4 million of costs related to our business transformation initiative. Excluding this cost, research and development expenses as a percentage of revenue increased from 3.4% in the six months ended June 30, 2016 to 3.9% in the six months ended June 30, 2017. The increase in research and development expenses was driven by planned incremental investments to further advance our software and hardware solutions.

In the three months ended June 30, 2017, restructuring-related charges were zero. In the three months ended June 30, 2016, restructuring-related charges were $4 million, including $3 million of other exit costs and $1 million of asset-related charges.

In the six months ended June 30, 2017, restructuring-related charges were zero. In the six months ended June 30, 2016, restructuring-related charges were $6 million, including $4 million of other exit costs and $2 million of asset-related charges.

Interest and Other Expense Items

Interest expense was $41 million in the three months ended June 30, 2017 compared to $43 million in the three months ended June 30, 2016.

Interest expense was $80 million in the six months ended June 30, 2017 compared to $89 million in the six months ended June 30, 2016. Interest expense in the six months ended June 30, 2016 included a $4 million write-off of deferred financing fees associated with the amendment of the senior secured credit facility.

Other expense, net was $7 million in the three months ended June 30, 2017 compared to $15 million in the three months ended June 30, 2016. Other expense, net in the three months ended June 30, 2017 and 2016 included $6 million and $10 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Other expense, net was $14 million in the six months ended June 30, 2017 compared to $25 million in the six months ended June 30, 2016. Other expense, net in the six months ended June 30, 2017 and 2016 included $10 million and $18 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Provision for Income Taxes

Income tax provisions for interim periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $33 million and $31 million for the three months ended June 30, 2017 and 2016, respectively. The increase in income tax expense was driven by an increase in income from continuing operations, partially offset by an increase in discrete benefits in the three months ended June 30, 2017.

Income tax expense was $47 million and $44 million for the six months ended June 30, 2017 and 2016, respectively. The increase in income tax expense was driven by an increase in income from continuing operations, partially offset by an increase in discrete benefits in the six months ended June 30, 2017. The increase in discrete benefits was primarily driven by the recognition of excess tax benefits of stock based compensation awards in the income statement as a result of the adoption of the accounting standard related to employee share-based payments. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion.

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

Income from Discontinued Operations

In the three and six months ended June 30, 2017 income from discontinued operations was $5 million, net of tax, compared to zero in the three and six months ended June 30, 2016. The increase in income from discontinued operations was driven by an insurance settlement received in the second quarter of 2017.

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

•
Hardware - Our hardware solutions include our suite of financial-oriented self-service ATM-related hardware, and our retail- and hospitality-oriented POS terminal and self-checkout kiosk and related hardware. We also offer other self-service kiosks, such as self-check in/out kiosks for airlines, and wayfinding solutions for buildings and campuses.

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

Software Segment

The following table shows the Software segment revenue and operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2017	2016	2017	2016
Revenue	$464	$452	$916	$871
Operating income	$128	$144	$253	$259
Operating income as a percentage of revenue	27.6%	31.9%	27.6%	29.7%

In the three months ended June 30, 2017 compared to the three months ended June 30, 2016, Software revenue increased 3%, driven by growth in cloud and professional services revenue, which were up 9% and 3%, respectively. Cloud revenue growth was due to prior period bookings and professional services revenue grew due to demand for the Company's channel transformation and digital enablement solutions. Foreign currency fluctuations did not have a significant impact on the revenue comparison.

In the six months ended June 30, 2017 compared to the six months ended June 30, 2016, Software revenue increased 5%, driven by growth in software license, up 9%, cloud, up 7%, and professional services revenue, up 4%. Software license growth was primarily due to continued demand for the Company's channel transformation solutions. Cloud revenue grew due to prior period bookings. Professional services revenue grew due to demand for the Company's channel transformation and digital enablement solutions. Foreign currency fluctuations had a 1% negative impact on the revenue comparison.

Operating income decreased in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. The decrease in operating income was driven by the mix of Software revenue as well as an increase in expenses primarily related to research and development.

Services Segment

The following table shows the Services segment revenue and operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2017	2016	2017	2016
Revenue	$588	$574	$1,145	$1,117
Operating income	$75	$49	$120	$83
Operating income as a percentage of revenue	12.8%	8.5%	10.5%	7.4%

In the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, Services revenue increased 2% and 3%, respectively, driven by growth in hardware maintenance revenue as a result of improving trends for the Company's channel transformation solutions, combined with increased managed and implementation services revenue. In the three and six months ended June 30, 2017 foreign currency fluctuations had an unfavorable impact on the revenue comparison of 2% and 1%, respectively.

Operating income increased in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily due to business process improvement initiatives and a mix shift of higher value services.

Hardware Segment

The following table shows the Hardware segment revenue and operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2017	2016	2017	2016
Revenue	$541	$594	$1,010	$1,076
Operating income	$12	$14	$2	$4
Operating income as a percentage of revenue	2.2%	2.4%	0.2%	0.4%

In the three months ended June 30, 2017 compared to the three months ended June 30, 2016, Hardware revenue decreased 9%, driven primarily by the impact of the IPS divestiture in the prior year. In the three months ended June 30, 2016, Hardware revenue included $52 million for the results of IPS operations, other than MEA. Excluding the impact of the IPS divestiture and unfavorable foreign currency exchange rates, Hardware revenue increased due to growth in SCO and POS revenue partially offset by declines in ATM revenue. SCO and POS revenue increased due to higher demand for the Company's store transformation solutions and new product offerings. Foreign currency fluctuations and the sale of the IPS business had an unfavorable impact on the revenue comparison of 1% and 9%, respectively.

In the six months ended June 30, 2017 compared to the six months ended June 30, 2016, Hardware revenue decreased 6%, driven primarily by the impact of the IPS divestiture in the prior year. In the six months ended June 30, 2016, Hardware revenue included $124 million for the results of IPS operations, other than MEA. Excluding the impact of the IPS divestiture, Hardware revenue increased 7% due to growth in SCO and POS revenue partially offset by declines in ATM revenue. SCO and POS revenue increased due to higher demand for the Company's store transformation solutions and new product offerings. Foreign currency fluctuations and the sale of the IPS business had an unfavorable impact on the revenue comparison of zero and 13%, respectively.

Operating income declined in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 driven by lower revenue.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $138 million in the six months ended June 30, 2017 compared to $144 million in the six months ended June 30, 2016. The decrease in cash provided by operating activities was due to higher working capital needs in anticipation of higher sales volume in the second half of the year.

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

	Six months ended June 30
In millions	2017	2016
Net cash provided by operating activities	$138	$144
Less: Expenditures for property, plant and equipment	(43)	(24)
Less: Additions to capitalized software	(84)	(74)
Net cash used in discontinued operations	(5)	(20)
Free cash flow (non-GAAP)	$6	$26

The increase in expenditures for property, plant and equipment was primarily due to tenant improvements in our new world headquarters, a majority of which are reimbursed by the lessor and included in net cash provided by operating activities. The change in cash flows from discontinued operations from the prior year was due to decreased litigation payments related to the Fox River and Kalamazoo River environmental matters as well as an insurance settlement received in the second quarter of 2017.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment.

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock and borrowings and repayments of credit facilities and notes. During the six months ended June 30, 2017 and 2016, we repurchased a total of $350 million and $250 million, respectively, of our common stock. During the six months ended June 30, 2017 and 2016, proceeds from employee stock plans were $8 million and $6 million, respectively. During the six months ended June 30, 2017 and 2016, we paid $24 million and $7 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings As of June 30, 2017, our senior secured credit facility consisted of a term loan facility with an aggregate outstanding principal balance of $844 million, and a revolving credit facility in an aggregate principal amount of $1.1 billion, of which $40 million was outstanding. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2017, there were no letters of credit outstanding. As of December 31, 2016, the outstanding principal balance of the term loan facility was $866 million and the outstanding balance on the revolving facility was zero.

As of June 30, 2017 and December 31, 2016, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due in 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due in 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of June 30, 2017 and December 31, 2016, the Company had $200 million and zero, respectively, outstanding under the facility.

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

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended June 30, 2017 and 2016, the Company paid dividends-in-kind of $11 million, respectively, associated with the Series A Convertible Preferred Stock. During the six months ended June 30, 2017 and 2016, the Company paid dividends-in-kind of $23 million, respectively, associated with the Series A Convertible Preferred Stock. As of June 30, 2017 and December 31, 2016, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three and six months ended June 30, 2017 or 2016.

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

As of June 30, 2017 and December 31, 2016, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 26.7 million and 29.0 million shares, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at June 30, 2017 and December 31, 2016 were $358 million and $428 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of June 30, 2017, our cash and cash equivalents totaled $377 million and our total debt was $3.28 billion. As of June 30, 2017, our borrowing capacity under the revolving credit facility was approximately $1.1 billion, and under our trade receivables securitization facility was zero, as it was fully drawn. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2016 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our required pension, postemployment, and postretirement plan contributions, remediation and other payments related to the Fox River and Kalamazoo River environmental matters, debt servicing obligations, and our operating requirements for the next twelve months.

Contractual and Other Commercial Commitments

Since the filing of our 2016 Form 10-K, there have been no significant changes in our contractual and other commercial obligations, other than an increase of approximately $57 million related to a new lease agreement signed in Europe. The lease term is expected to commence in 2019, with projected cash payments of approximately $3 million in 2019, $11 million in 2020-2021 and $43 million in 2022 and thereafter.
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
Management reassessed the critical accounting policies as disclosed in our 2016 Form 10-K and determined that, other than the change in accounting for share-based compensation, there were no changes to our critical accounting policies in the six months ended June 30, 2017. Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: the strength of demand for ATMs and other financial services hardware; domestic and global economic and credit conditions including, in particular, those resulting from uncertainty in the "BRIC" economies, economic sanctions against Russia, the determination by Britain to exit the European Union, the potential for changes to global or regional trade agreements or the imposition of protectionist trade policies, and the imposition of import or export tariffs or border adjustments; the impact of our indebtedness and its terms on our financial and operating activities; the impact of the terms of our strategic relationship with Blackstone and our Series A Convertible Preferred Stock; the transformation of our business model and our ability to sell higher-margin software and services; the possibility of disruptions in or problems with our data center hosting facilities; cybersecurity risks and compliance with data privacy and protection requirements; foreign currency fluctuations; our ability to successfully introduce new solutions and compete in the information technology industry; our ability to improve execution in our sales and services organizations; defects or errors in our products; manufacturing disruptions; collectability difficulties in subcontracting relationships in Emerging Industries; the historical seasonality of our sales; the availability and success of acquisitions, divestitures and alliances, including the divestiture of our Interactive Printer Solutions business; our pension strategy and underfunded pension obligation; the success of our restructuring plans and cost reduction initiatives; tax rates; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $11 million as of June 30, 2017 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the second quarter of 2017 compared to the second quarter of 2016 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 2% on second quarter 2017 revenue versus second quarter 2016 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 67% of our borrowings were on a fixed rate basis as of June 30, 2017. The increase in pre-tax interest expense for the six months ended June 30, 2017 from a hypothetical 100 basis point increase in variable interest rates would be approximately $6 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2017, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2017, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 12, 2017, the Board approved a second share repurchase program that provides for the repurchase of up to $300 million of the Company’s common stock.

No shares were repurchased under these programs during the three months ended June 30, 2017.

As of June 30, 2017, $300 million was available for repurchases under the March 2017 program, and approximately $143 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended June 30, 2017, 28,032 shares were purchased at an average price of $43.04 per share.

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

10.1
Form of 2017 Director Restricted Stock Unit Grant Statement under the NCR Corporation 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) and NCR Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”).

10.2	Form of 2017 Stock Option Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	July 28, 2017	By:	/s/ Robert Fishman
Robert Fishman Executive Vice President and Chief Financial Officer