Form 10-Q
period 2017-09-30
NCR CORP
filed 2017-10-27
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
Commission File Number 001-00395
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of October 13, 2017, there were approximately 121.8 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Product revenue	$657	$708	$1,829	$1,932
Service revenue	1,006	969	2,905	2,809
Total revenue	1,663	1,677	4,734	4,741
Cost of products	528	528	1,430	1,487
Cost of services	662	672	1,955	1,951
Selling, general and administrative expenses	220	225	676	678
Research and development expenses	53	56	178	159
Restructuring-related charges	—	7	—	13
Total operating expenses	1,463	1,488	4,239	4,288
Income from operations	200	189	495	453
Interest expense	(42)	(41)	(122)	(130)
Other (expense), net	(8)	(8)	(22)	(33)
Income from continuing operations before income taxes	150	140	351	290
Income tax expense	31	31	78	75
Income from continuing operations	119	109	273	215
(Loss) income from discontinued operations, net of tax	—	(2)	5	(2)
Net income	119	107	278	213
Net income attributable to noncontrolling interests	1	2	1	—
Net income attributable to NCR	$118	$105	$277	$213
Amounts attributable to NCR common stockholders:
Income from continuing operations	$118	$107	$272	$215
Series A convertible preferred stock dividends	(12)	(13)	(36)	(37)
Deemed dividend on modification of Series A convertible preferred stock	—	—	(4)	—
Deemed dividend on Series A convertible preferred stock related to redemption	—	—	(58)	—
Income from continuing operations attributable to NCR common stockholders	106	94	174	178
(Loss) income from discontinued operations, net of tax	—	(2)	5	(2)
Net income attributable to NCR common stockholders	$106	$92	$179	$176
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.87	$0.76	$1.43	$1.41
Diluted	$0.77	$0.69	$1.37	$1.37
Net income per common share
Basic	$0.87	$0.74	$1.47	$1.40
Diluted	$0.77	$0.68	$1.41	$1.36
Weighted average common shares outstanding
Basic	121.5	123.9	121.9	126.0
Diluted	153.1	155.4	126.9	156.8
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Net income	$119	$107	$278	$213
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (losses)	6	3	35	(23)
Derivatives
Unrealized (losses) gains on derivatives	(5)	4	(15)	4
(Gains) losses on derivatives recognized during the period	1	—	(2)	2
Less income tax benefit (expense)	—	(1)	3	(1)
Employee benefit plans
Amortization of prior service benefit	(1)	(4)	(6)	(14)
Amortization of actuarial benefit	(1)	—	(2)	(1)
Less income tax benefit	—	1	2	4
Other comprehensive (loss) income	—	3	15	(29)
Total comprehensive income	119	110	293	184
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	1	2	1	—
Currency translation losses	(2)	(1)	(2)	(7)
Amounts attributable to noncontrolling interests	(1)	1	(1)	(7)
Comprehensive income attributable to NCR	$120	$109	$294	191
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$405	$498
Accounts receivable, net	1,408	1,282
Inventories	824	699
Other current assets	263	278
Total current assets	2,900	2,757
Property, plant and equipment, net	321	287
Goodwill	2,741	2,727
Intangibles, net	591	672
Prepaid pension cost	115	94
Deferred income taxes	595	575
Other assets	587	561
Total assets	$7,850	$7,673
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$269	$50
Accounts payable	720	781
Payroll and benefits liabilities	202	234
Deferred service revenue and customer deposits	465	468
Other current liabilities	390	432
Total current liabilities	2,046	1,965
Long-term debt	2,984	3,001
Pension and indemnity plan liabilities	771	739
Postretirement and postemployment benefits liabilities	127	127
Income tax accruals	138	142
Other liabilities	197	138
Total liabilities	6,263	6,112
Commitments and Contingencies (Note 7)
Redeemable noncontrolling interest	14	15
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.8 shares issued and outstanding as of September 30, 2017 and, 0.9 shares issued and outstanding as of December 31, 2016; redemption amount and liquidation preference of $813 and $870 as of September 30, 2017 and December 31, 2016, respectively	799	847
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 121.5 and 124.6 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1	1
Paid-in capital	44	32
Retained earnings	913	867
Accumulated other comprehensive loss	(188)	(205)
Total NCR stockholders’ equity	770	695
Noncontrolling interests in subsidiaries	4	4
Total stockholders’ equity	774	699
Total liabilities and stockholders’ equity	$7,850	$7,673
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2017	2016
Operating activities
Net income	$278	$213
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(5)	2
Depreciation and amortization	263	259
Stock-based compensation expense	60	45
Deferred income tax expense	19	39
Gain on sale of property, plant and equipment	(2)	—
Loss on divestiture	—	1
Impairment of other assets	1	2
Changes in assets and liabilities:
Receivables	(107)	(138)
Inventories	(120)	(128)
Current payables and accrued expenses	(132)	68
Deferred service revenue and customer deposits	20	78
Employee benefit plans	(13)	(38)
Other assets and liabilities	9	(34)
Net cash provided by operating activities	271	369
Investing activities
Expenditures for property, plant and equipment	(81)	(45)
Proceeds from sale of property, plant and equipment	6	—
Additions to capitalized software	(125)	(115)
Proceeds from divestiture	—	47
Other investing activities, net	—	(8)
Net cash used in investing activities	(200)	(121)
Financing activities
Short term borrowings, net	10	(2)
Payments on term credit facilities	(37)	(84)
Payments on revolving credit facilities	(1,110)	(736)
Borrowings on revolving credit facilities	1,335	856
Debt issuance costs	—	(8)
Repurchases of Company common stock	(350)	(250)
Proceeds from employee stock plans	11	10
Tax withholding payments on behalf of employees	(24)	(7)
Other financing activities	(1)	(2)
Net cash used in financing activities	(166)	(223)
Cash flows from discontinued operations
Net cash used in operating activities	(14)	(30)
Effect of exchange rate changes on cash and cash equivalents	16	(5)
(Decrease) increase in cash and cash equivalents	(93)	(10)
Cash and cash equivalents at beginning of period	498	328
Cash and cash equivalents at end of period	$405	$318
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

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than as described below, no matters were identified that required adjustment of the Condensed Consolidated Financial Statements or additional disclosure.

On October 1, 2017, Appvion, Inc., formerly known as Appleton Papers, Inc. and referred to in Note 7, "Commitments and Contingencies," as “API,” filed for bankruptcy protection. API had made all of the Fox River-related payments required of it under the 2014 Funding Agreement, and therefore the Company expects no material impact on the Fox River matter from API’s bankruptcy. The 2014 Funding Agreement, as had the 1997 CSA (described in Note 7, "Commitments and Contingencies,"), also provided for API to fund certain activities with respect to so-called “future sites,” which included the Kalamazoo River. While that potential funding may now be called into question, the Company does not expect a material impact from the API bankruptcy with respect to such sites, inasmuch as BAT (as set out in Note 7, "Commitments and Contingencies,") shares that particular API liability to the Company on a joint and several basis under those agreements.

On October 11, 2017, the federal court in Wisconsin entered an order dismissing the contribution or allocation case referred to in Note 7, "Commitments and Contingencies," and directed the clerk to mark the case as closed. The government enforcement action continues, although NCR is no longer a party to it.

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

We recognized revenue related to Banco Bradesco SA (Bradesco), the parent of Scopus, totaling $37 million and $43 million during the three and nine months ended September 30, 2017, respectively, as compared to $24 million and $52 million during the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, we had $36 million and $10 million, respectively, in receivables outstanding from Bradesco.

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

In October 2016, the FASB issued an accounting standards update which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements and internal controls over financial reporting.

In January 2017, the FASB issued an accounting standards update which clarifies the definition of a business which is used across several areas of accounting. The area expected to see the most change is the evaluation of whether a transaction should be accounted for as an acquisition (or disposal) of assets, or as a business combination. The new guidance clarifies that to be a business there must also be at least one substantive process, and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition standard. The accounting standard update is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period. The amendment is to be applied prospectively with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our financial condition, results of operations or disclosures, as the standard applies only to businesses acquired after the adoption date.

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

In August 2017, the FASB issued an accounting standards update which simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. This update generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedge relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein, with early adoption permitted. The adoption of this accounting standard update is not expected to have a material effect on the Company's net income, cash flows or financial condition.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of September 30, 2017 and December 31, 2016 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2016						September 30, 2017
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,930	$(7)	$1,923	$—	$—	$14	$1,944	$(7)	$1,937
Services	658	—	658	—	—	—	658	—	658
Hardware	162	(16)	146	—	—	—	162	(16)	146
Total goodwill	$2,750	$(23)	$2,727	$—	$—	$14	$2,764	$(23)	$2,741

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	September 30, 2017		December 31, 2016
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$659	$(159)	$656	$(128)
Intellectual property	2 - 8	394	(339)	392	(302)
Customer contracts	8	89	(77)	89	(66)
Tradenames	2 - 10	73	(49)	73	(42)
Total identifiable intangible assets		$1,215	$(624)	$1,210	$(538)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended September 30, 2017	Nine months ended September 30, 2017	Remainder of 2017 (estimated)
Amortization expense	$29	$86	$30

	For the years ended December 31 (estimated)
In millions	2018	2019	2020	2021	2022
Amortization expense	$85	$75	$57	$49	$45

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	September 30, 2017		December 31, 2016
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$56	2.99%	$45	2.88%
Trade Receivables Securitization Facility (1)	200	2.09%	—
Other (2)	13	13.08%	5	7.41%
Total short-term borrowings	$269		$50
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$776	2.99%	$821	2.88%
Revolving credit facility (1)	25	2.99%	—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Deferred financing fees	(25)		(29)
Other (2)	8	6.51%	9	6.64%
Total long-term debt	$2,984		$3,001

(1)	Interest rates are weighted-average interest rates as of September 30, 2017 and December 31, 2016.

(2)	Interest rates are weighted-average interest rates as of September 30, 2017 and December 31, 2016 primarily related to various international credit facilities and a note payable in the U.S.

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). As of September 30, 2017, the Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal amount outstanding of $832 million and a revolving credit facility with an aggregate principal amount of $1.1 billion, of which $25 million was outstanding. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2017, there were no letters of credit outstanding.

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

At September 30, 2017, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $492 million and $426 million of outstanding accounts receivable as of September 30, 2017 and December 31, 2016, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of September 30, 2017 and December 31, 2016 was $3.37 billion and $3.16 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $31 million for the three months ended September 30, 2017 and 2016, respectively. Income tax expense was driven by an increase in discrete benefits, offset by an increase due to higher income from continuing operations in the three months ended September 30, 2017. Income tax expense was $78 million and $75 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in income tax expense was driven by an increase in income from continuing operations, partially offset by an increase in discrete benefits in the nine months ended September 30, 2017. The increase in discrete benefits was primarily driven by the recognition of excess tax benefits of stock-based compensation awards in the income statement as a result of the adoption of the accounting standard update related to employee share-based payments. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. STOCK COMPENSATION PLANS

As of September 30, 2017, the Company’s primary type of stock-based compensation was restricted stock units. Stock-based compensation expenses for the following periods were:

In millions	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Restricted stock units	$18	$16	$57	$45
Employee stock purchase plan	1	—	3	—
Stock-based compensation expense	19	16	60	45
Tax benefit	(9)	(6)	(21)	(14)
Total stock-based compensation expense (net of tax)	$10	$10	$39	$31

Stock-based compensation expense is recognized in the financial statements based upon fair value.

Restricted Stock Units As of September 30, 2017, the total unrecognized compensation cost of $128 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.1 years.

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

For the three months ended September 30, 2017, employees purchased 0.2 million  shares, at a discounted price of $34.57. For the nine months ended September 30, 2017, employees purchased 0.4 million shares. The intrinsic value of shares purchased during the three and nine months ended September 30, 2017 was $0.8 million and $2.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2017	2016	2017	2016	2017	2016
Net service cost	$—	$—	$1	$2	$1	$2
Interest cost	18	23	4	7	22	30
Expected return on plan assets	(14)	(18)	(9)	(10)	(23)	(28)
Amortization of prior service cost	—	—	1	1	1	1
Net periodic benefit cost (income)	$4	$5	$(3)	$—	$1	$5

Components of the net periodic benefit cost (income) of the pension plans for the nine months ended September 30 were as follow:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2017	2016	2017	2016	2017	2016
Net service cost	$—	$—	$5	$6	$5	$6
Interest cost	54	68	14	21	68	89
Expected return on plan assets	(43)	(54)	(26)	(28)	(69)	(82)
Amortization of prior service cost	—	—	1	1	1	1
Net periodic benefit cost (income)	$11	$14	$(6)	$—	$5	$14

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

The benefit from the postretirement plan for the three and nine months ended September 30 was:

	Three months ended September 30		Nine months ended September 30
In millions	2017	2016	2017	2016
Interest cost	$1	$—	$1	$—
Amortization of:
Prior service benefit	$(1)	$(4)	(4)	(11)
Actuarial loss	—	1	1	2
Net postretirement benefit	$—	$(3)	$(2)	$(9)

The cost of the postemployment plan for the three and nine months ended September 30 was:

	Three months ended September 30		Nine months ended September 30
In millions	2017	2016	2017	2016
Net service cost	$7	$4	$26	$12
Interest cost	1	—	2	1
Amortization of:
Prior service benefit	(1)	(1)	(3)	(4)
Actuarial gain	(1)	(1)	(3)	(3)
Net benefit cost	$6	$2	$22	$6
Restructuring severance cost	—	2	—	4
Total postemployment cost	$6	$4	$22	$10

Employer Contributions

Pension For the three and nine months ended September 30, 2017, NCR contributed $6 million and $15 million, respectively, to its international pension plans. In 2017, NCR anticipates contributing an additional $15 million to its international pension plans for a total of $30 million.

Postretirement For the three and nine months ended September 30, 2017, NCR contributed zero and $1 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $3 million in 2017.

Postemployment For the three and nine months ended September 30, 2017, NCR contributed $8 million and $22 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $13 million to its postemployment plans for a total of $35 million in 2017.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In 2013 the Company entered into a subcontract with a prime contractor with respect to certain information technology components of two airport construction projects in Oman. In 2015 the prime contractor’s contract with an Omani public agency was terminated for cause; the Company and the prime contractor (a joint venture) subsequently provided to each other notices of termination of the subcontract. The prime contractor subsequently filed liquidation proceedings in Oman. The Company had delivered and installed goods and services in the approximate amount of $40 million as of 2015 when the various contracts were terminated, approximately half of which sum remains due and owing; under the terms of the subcontract, most of the payment obligations by the Omani public agency to the terminated prime contractor, and from the terminated prime contractor to the Company, had not at that time matured. The Company remains engaged in the construction projects, having been urged by the Omani public agency to enter into a new subcontract with a new prime contractor, which the Company did later in 2015. In 2016 the Company entered into a partial settlement agreement with the Omani public agency under which it was paid approximately half of the sums owed to it, in exchange for certain deliverables under the original subcontract. The Company has identified various avenues to pursue, against the prime contractor and others, including the parent of one of the joint venture partners in the terminated prime contractor, to obtain recoveries of the remaining amounts owed to it. Based on the status of negotiations and proceedings as of September 30, 2017, the Company continues to maintain a reserve of approximately $20 million with respect to those portions of its claim that it considered did not meet the Company’s standard for probable recovery.
In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R168 million, or approximately $53 million as of September 30, 2017, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal. However, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements. The Company estimated the aggregate risk related to this matter to be zero to approximately $77 million as of September 30, 2017.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward, although API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016; the Funding Agreement also provides NCR opportunities to recoup, both indirectly from third parties and directly, the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their 50% payments under the Funding Agreement on the other, as well as the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through the end of September 2014. Please see Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” for additional information on API.
Various litigation proceedings concerning the Fox River are pending or have been concluded, and have been described in detail in previous Forms 10-Q and 10-K. As previously reported, a motion to approve the consent decree settlement (the CD settlement), which settlement was described by the Company in its Form 10-Q for the first quarter of 2017 had been pending in the federal district court in Wisconsin that had been overseeing the contribution action and the government enforcement action. In an order dated August 22, 2017, that court approved the CD settlement. As of September 30, 2017, the parties were addressing the content of a final order dismissing the litigation. Please see Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” for additional information on that litigation.
The CD settlement was negotiated by the federal and state governments and NCR, and is expected to resolve the remaining Fox River-related claims against the Company, subject to any appeals. The key components of the approved CD settlement, include (1) the Company’s commitment to complete the remediation of the Fox River, which is now expected to be completed in 2018 or 2019; (2) the Company’s conditional agreement to waive its contribution claims against the two remaining defendants in the case, GP and Glatfelter; (3) the Company’s agreement not to appeal the trial court’s decision on divisibility of harm; (4) the Governments’ agreement to include in the settlement so-called “contribution protection” in the Company’s favor as to GP’s and Glatfelter’s contribution claims against the Company, the effect of which will be to extinguish those claims; (5) the Governments’ agreement not to pursue the Company for the Governments’ past oversight costs; and (6) the Governments’ agreement to exercise prosecutorial discretion in pursuing other parties for future oversight costs and long-term monitoring and maintenance, with the Company retaining so-called “backstop” liability in the event that the other parties fail to pay future oversight costs or to perform long-term monitoring and maintenance. Additionally, although certain state law claims by GP and Glatfelter against the Company may not be affected directly by the CD settlement, the CD settlement provides that the Company’s contribution claims against those two parties will revive if those parties attempt to assert any claims against the Company relating to the Fox River, including any state law claims.
With respect to 2017 remediation, the Company had agreed to perform the remediation obligations set forth in the CD settlement while the motion for approval was pending, and that remediation work has proceeded.
With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company received timely payments as they came due under the Funding Agreement. Please see Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” for additional information on API.
In the quarter ending September 30, 2017, the remediation general contractor commenced an arbitration against the LLC, in a dispute over contract interpretation.
NCR's eventual remediation liability, followed by long-term monitoring expected to be performed by others, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. The significant factors include: (1) the total remaining clean-up costs, including long-term monitoring following completion of the clean-up, and what parties are assigned to discharge the post-clean-up tasks (as noted, the Company no longer expects to bear long-term monitoring costs); (2) total NRD for the site and the share that NCR will bear (which is now resolved as to the Company); (3) the share of clean-up costs that NCR will bear (which is resolved under the CD settlement); (4) NCR's transaction and litigation costs to defend itself in this matter; and (5) the share of NCR's payments that API and/or BAT will bear, as discussed above. With respect to NRD, in connection with a certain settlement entered into by other

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

PRPs, in the year ended December 31, 2015 the Government asked the court to allow it to withdraw the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company (the Government had represented it would do so in the course of presenting the settlement to the court for approval). Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of September 30, 2017, the net reserve for the Fox River matter was approximately $12 million, compared to $27 million as of December 31, 2016. The change in the net reserve is due primarily to payments for clean-up activities and litigation costs. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of September 30, 2017 and December 31, 2016, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
Under a 1996 agreement, AT&T Corp. (AT&T) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) NCR's estimate of what AT&T and Nokia remain obligated to pay under the indemnity totaled approximately $17 million and $31 million as of September 30, 2017 and December 31, 2016, respectively, and is deducted in determining the net reserve discussed above.
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

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three GP affiliate corporations in a contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company pay a "fair portion" of these companies’ costs. Various removal and remedial actions remain to be performed at the Kalamazoo River site, the costs for which generally have not yet been determined. The suit alleges that the Company is liable as an "arranger" under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger” as of at least March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971, and the majority of contamination had occurred prior to 1969). NCR has preserved its right to appeal the September 2013 decision.

The Court did not determine NCR’s share of the overall liability, which the Company believes should be de minimis, or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. Relative shares of liability were tried to the court in a subsequent phase of the case; the trial concluded in December 2015, and posttrial briefing concluded in March 2016. The parties are awaiting the court's judgment. Prior to trial, in response to a motion filed by the Company, the court dismissed several portions of GP’s claims as time-barred, with the result that the past costs being tried total to approximately $50 million. The court may or may not also rule on the allocation of future costs. If the Company is found liable for money damages or otherwise with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). The Company would also have claims against AT&T and Nokia under the arrangement discussed above in connection with the Fox River matter. Please see Note 1, “Basis of Presentation and Summary of Significant Accounting Policies,” with respect to API.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through September 30, 2017, NCR has received a combined gross total of approximately $186 million in settlements reached with its principal insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity costs.

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

Guarantees and Product Warranties Guarantees associated with NCR’s business activities are reviewed for appropriateness and impact to the Company’s Condensed Consolidated Financial Statements. As of September 30, 2017 and December 31, 2016, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

In millions	2017	2016
Warranty reserve liability
Beginning balance as of January 1	$27	$24
Accruals for warranties issued	29	31
Settlements (in cash or in kind)	(31)	(29)
Ending balance as of September 30	$25	$26

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

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, and also operates certain equipment and vehicles under leases, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Since the filing of our 2016 Form 10-K, there have been no significant changes in future minimum lease payments under non-cancelable operating leases other than an increase of approximately $57 million related to a new lease agreement signed in Europe. The lease term is expected to commence in 2019, with projected cash payments of approximately $3 million in 2019, $11 million in 2020-2021 and $43 million in 2022 and thereafter.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8. SERIES A CONVERTIBLE PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with The Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended September 30, 2017 and 2016, the Company paid dividends-in-kind of $11 million and $12 million, respectively, associated with the Series A Convertible Preferred Stock. During the nine months ended September 30, 2017 and 2016, the Company paid dividends-in-kind of $34 million and $35 million, respectively, associated with the Series A Convertible Preferred Stock. As of September 30, 2017 and December 31, 2016, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three and nine months ended September 30, 2017 or 2016.

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

The repurchase of the common shares immediately upon conversion is considered a redemption of the related preferred shares. As a result, the excess of the fair value of consideration transferred over the carrying value, of $58 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share for the nine months ended September 30, 2017. Additionally, we determined that the changes to the lock-up period were considered a modification of the Series A Convertible Preferred Stock. The impact of the modification, calculated as the difference in the fair value immediately before and immediately after the changes, of $4 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share for the nine months ended September 30, 2017. This adjustment was recorded as an increase to the Series A Convertible Preferred Shares and will reduce the accretion of the direct and incremental expenses associated with the original offering as described above. Refer to Note 10, "Earnings Per Share," for additional discussion.

As of September 30, 2017 and December 31, 2016, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 27.1 million and 29.0 million shares, respectively.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

9. STOCKHOLDERS' EQUITY

Changes in stockholders' equity in the nine months ended September 30, 2017 were as follows:

in millions	NCR Stockholders' Equity	Non-Redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2016	$695	$4	$699
Adoption of share-based compensation accounting standard update	39	—	39
Balance at January 1, 2017	734	4	738
Net income	277	2	279
Other comprehensive income	17	(2)	15
Repurchases of Company common stock	(350)	—	(350)
Series A Convertible Preferred Stock dividends	(36)	—	(36)
Deemed dividend on modification of Series A Convertible Preferred Stock	(4)	—	(4)
Redemption of Series A Convertible Preferred Stock	87	—	87
Employee stock compensation expense	60	—	60
Tax witholdings related to vesting of stock based awards	(26)	—	(26)
Proceeds from employee stock plans	11	—	11
Balance at September 30, 2017	$770	$4	$774

During the nine months ended September 30, 2017, the Company repurchased 7.4 million shares of its common stock for $350 million. Upon repurchase, the shares were retired. Refer to Note 8, "Series A Convertible Preferred Stock," for further discussion of the Series A Convertible Preferred Stock dividends, the deemed dividend on modification and the redemption of the Series A Convertible Preferred Stock. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for further discussion of the adoption of share-based compensation accounting standard update.

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

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Numerator
Income from continuing operations	$118	$107	$272	$215
Series A Convertible Preferred Stock dividends	(12)	(13)	(36)	(37)
Deemed dividend on modification of Series A Convertible Preferred Stock	—	—	(4)	—
Deemed dividend on Series A Convertible Preferred Stock redemption	—	—	(58)	—
Net income from continuing operations attributable to NCR common stockholders	106	94	174	178
Income (loss) from discontinued operations, net of tax	—	(2)	5	(2)
Net income attributable to NCR common stockholders	$106	$92	$179	$176

Denominator
Basic weighted average number of shares outstanding	121.5	123.9	121.9	126.0

Basic earnings per share:
From continuing operations	$0.87	$0.76	$1.43	$1.41
From discontinued operations	—	(0.02)	0.04	(0.01)
Total basic earnings per share	$0.87	$0.74	$1.47	$1.40

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Numerator
Income from continuing operations	$118	$107	$272	$215
Series A Convertible Preferred Stock dividends	—	—	(36)	—
Deemed dividend on modification of Series A Convertible Preferred Stock	—	—	(4)	—
Deemed dividend on Series A Convertible Preferred Stock redemption	—	—	(58)	—
Net income from continuing operations attributable to NCR common stockholders	118	107	174	215
(Loss) income from discontinued operations, net of tax	—	(2)	5	(2)
Net income attributable to NCR common stockholders	$118	$105	$179	$213

Basic weighted average number of shares outstanding	121.5	123.9	121.9	126.0
Dilutive effect of as-if converted Series A Convertible Preferred Stock	26.9	28.4	—	28.0
Dilutive effect of restricted stock units	4.7	3.1	5.0	2.8
Denominator - from continuing operations and total	153.1	155.4	126.9	156.8

Diluted earnings per share:
From continuing operations	$0.77	$0.69	$1.37	$1.37
From discontinued operations	—	(0.01)	0.04	(0.01)
Total diluted earnings per share	$0.77	$0.68	$1.41	$1.36

For the three months ended September 30, 2017 and September 30, 2016, it was more dilutive to assume the Series A Convertible Preferred Stock was converted to common stock and therefore weighted average outstanding shares of common stock were adjusted by the as-if converted Series A Convertible Preferred Stock and the diluted earnings per share was calculated excluding the quarterly dividends. For the three months ended September 30, 2017 and September 30, 2016, weighted average restricted stock units of 0.8 million and zero, respectively were excluded from the diluted share count because their effect would have been anti-dilutive.

For the nine months ended September 30, 2017, shares related to the as-if converted Series A Convertible Preferred Stock were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted shares related to as-if converted Series A Convertible Preferred Stock, considering the existing and redeemed shares, excluded were 27.5 million. For the nine months ended September 30, 2017, weighted average restricted stock units of 0.8 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the nine months ended September 30, 2016, it was more dilutive to assume the Series A Convertible Preferred Stock was converted to common stock and therefore weighted average outstanding shares of common stock were adjusted by the as-if converted Series A Convertible Preferred Stock and the diluted earnings per share was calculated excluding the quarterly dividends.
For the nine months ended September 30, 2016, weighted average restricted stock units of 0.1 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of September 30, 2017, the balance in AOCI related to foreign exchange derivative transactions was a loss of $1 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	September 30, 2017
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$213	$1	Other current liabilities	$134	$2
Total derivatives designated as hedging instruments			$1			$2
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$132	$1	Other current liabilities	$167	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$2			$3

	Fair Values of Derivative Instruments
	December 31, 2016
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$251	$18	Other current liabilities	$56	$1
Total derivatives designated as hedging instruments			$18			$1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$165	$1	Other current liabilities	$218	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$19			$2

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2017	For the three months ended September 30, 2016	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the three months ended September 30, 2017	For the three months ended September 30, 2016	Location of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the three months ended September 30, 2017	For the three months ended September 30, 2016
Foreign exchange contracts	$(5)	$4	Cost of products	$1	$—	Other (expense), net	$—	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)			Amount of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016	Location of (Gain) Loss Recognized in the Condensed Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Interest rate swap (1)	$—	$(1)	Interest expense	$—	$2	Interest expense	$—	$—
Foreign exchange contracts	$(15)	$5	Cost of products	$(2)	$—	Other (expense), net	$—	$—

(1) The Company was party to an interest rate swap agreement that fixed the interest rate on a portion of the Company's LIBOR indexed floating rate borrowings under its Senior Secured Credit Facility through August 22, 2016.

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended September 30		Nine months ended September 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2017	2016	2017	2016
Foreign exchange contracts	Other (expense), net	$(1)	$1	$(3)	$—
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2017, we did not have any significant concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are set forth as follows:

		September 30, 2017
In millions	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$4	$4	$—	$—
Foreign exchange contracts (2)	2	—	2	—
Total	$6	$4	$2	$—
Liabilities:
Foreign exchange contracts (3)	$3	$—	$3	$—
Total	$3	$—	$3	$—

		December 31, 2016
In millions	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$5	$5	$—	$—
Foreign exchange contracts (2)	19	—	19	—
Total	$24	$5	$19	$—
Liabilities:
Foreign exchange contracts (3)	2	—	2	—
Total	$2	$—	$2	$—
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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or material non-recurring fair value adjustments recorded during the three and nine months ended September 30, 2017 and 2016.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Revenue by segment
Software	$476	$468	$1,392	$1,339
Services	609	591	1,754	1,708
Hardware (1)	578	618	1,588	1,694
Consolidated revenue	1,663	1,677	4,734	4,741
Operating income by segment
Software	148	146	401	405
Services	89	56	209	139
Hardware	(2)	28	—	32
Subtotal - segment operating income	235	230	610	576
Other adjustments (2)	35	41	115	123
Income from operations	$200	$189	$495	$453

(1)
On May 27, 2016, NCR completed the sale of all but the Middle East and Africa (MEA) assets of its Interactive Printer Solutions (IPS) business to Atlas Holdings LLC. For the three and nine months ended September 30, 2016, revenues from the results of IPS operations, other than MEA, were zero and $124 million, respectively.

(2)	The following table presents the other adjustments for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Transformation / restructuring costs	$5	$8	$26	$23
Acquisition-related amortization of intangible assets	29	31	86	95
Acquisition-related costs	1	2	3	5
Total other adjustments	$35	$41	$115	$123

The following table presents revenue from products and services for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Product revenue	$657	$708	$1,829	$1,932
Professional services and installation services revenue	278	266	766	729
Recurring revenue, including maintenance and cloud revenue	728	703	2,139	2,080
Total revenue	$1,663	$1,677	$4,734	$4,741

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2016	$(224)	$6	$13	$(205)
Other comprehensive income (loss) before reclassifications	37	—	(12)	25
Amounts reclassified from AOCI	—	(6)	(2)	(8)
Net current period other comprehensive income (loss)	37	(6)	(14)	17
Balance as of September 30, 2017	$(187)	$—	$(1)	$(188)

Reclassifications Out of AOCI

	For the three months ended September 30, 2017
	Employee Benefit Plans
In millions	Amortization of Actuarial Gain	Amortization of Prior Service (Benefit) Loss	Effective Cash Flow Hedge Loss	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$1	$1
Cost of services	—	(2)	—	(2)
Research and development expenses	(1)	1	—	—
Total before tax	$(1)	$(1)	$1	$(1)
Tax expense				—
Total reclassifications, net of tax				$(1)

	For the three months ended September 30, 2016
	Employee Benefit Plans
In millions	Amortization of Actuarial (Gain) Loss	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Gain	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$(1)	$(3)	$—	$(4)
Selling, general and administrative expenses	1	(1)	—	—
Total before tax	$—	$(4)	$—	$(4)
Tax expense				2
Total reclassifications, net of tax				$(2)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the nine months ended September 30, 2017
	Employee Benefit Plans
In millions	Amortization of Actuarial Gain	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Gain	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Cost of services	—	(4)	—	(4)
Selling, general and administrative expenses	(1)	(2)	—	(3)
Research and development expenses	(1)	—	—	(1)
Total before tax	$(2)	$(6)	$(2)	$(10)
Tax expense				2
Total reclassifications, net of tax				$(8)

	For the nine months ended September 30, 2016
	Employee Benefit Plans
In millions	Amortization of Actuarial Gain	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$(1)	$(8)	$—	$(9)
Selling, general and administrative expenses	—	(4)	—	(4)
Research and development expenses	—	(2)	—	(2)
Interest expense	—	—	2	2
Total before tax	$(1)	$(14)	$2	$(13)
Tax expense				4
Total reclassifications, net of tax				$(9)

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

The Company had no related charges recorded in the three and nine months ended September 30, 2017 and a total charge of $7 million and $17 million recorded in the three and nine months ended September 30, 2016, respectively.

Charges related to the restructuring plan for the three and nine months ended September 30 were:

	Three months ended September 30		Nine months ended September 30
In millions	2017	2016	2017	2016
Severance and other employee-related costs
ASC 712 charges included in restructuring-related charges	$—	$2	$—	$4
ASC 420 charges included in restructuring-related charges	—	1	—	(1)
Inventory-related charges
Charges included in cost of services	—	—	—	4
Asset-related charges
External and internal use software impairment charges included in restructuring-related charges	—	—	—	2
Other exit costs
Other exit costs included in restructuring-related charges	—	4	—	8
Total restructuring charges	$—	$7	$—	$17

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

In millions	2017	2016
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$1	$20
Cost recognized during the period	—	13
Change in estimated payments	—	(2)
Utilization	(1)	(28)
Ending balance as of September 30	$—	$3

16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	September 30, 2017	December 31, 2016
Accounts receivable
Trade	$1,409	$1,266
Other	39	57
Accounts receivable, gross	1,448	1,323
Less: allowance for doubtful accounts	(40)	(41)
Total accounts receivable, net	$1,408	$1,282
The components of inventory are summarized as follows:

In millions	September 30, 2017	December 31, 2016
Inventories
Work in process and raw materials	$197	$154
Finished goods	220	149
Service parts	407	396
Total inventories	$824	$699

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

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended September 30, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$338	$13	$357	$(51)	$657
Service revenue	427	6	573	—	1,006
Total revenue	765	19	930	(51)	1,663
Cost of products	264	8	307	(51)	528
Cost of services	295	1	366	—	662
Selling, general and administrative expenses	97	1	122	—	220
Research and development expenses	40	—	13	—	53
Total operating expenses	696	10	808	(51)	1,463
Income (loss) from operations	69	9	122	—	200
Interest expense	(40)	—	(19)	17	(42)
Other (expense) income, net	1	1	7	(17)	(8)
Income (loss) from continuing operations before income taxes	30	10	110	—	150
Income tax expense (benefit)	11	1	19	—	31
Income (loss) from continuing operations before earnings in subsidiaries	19	9	91	—	119
Equity in earnings of consolidated subsidiaries	99	73	—	(172)	—
Income (loss) from continuing operations	118	82	91	(172)	119
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$118	$82	$91	$(172)	$119
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$118	$82	$90	$(172)	$118
Total comprehensive income (loss)	121	91	95	(188)	119
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to NCR common stockholders	$121	$91	$96	$(188)	$120

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended September 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$358	$15	$435	$(100)	$708
Service revenue	415	9	545	—	969
Total revenue	773	24	980	(100)	1,677
Cost of products	282	14	332	(100)	528
Cost of services	323	3	346	—	672
Selling, general and administrative expenses	117	1	107	—	225
Research and development expenses	26	—	30	—	56
Restructuring-related charges	4	—	3	—	7
Total operating expenses	752	18	818	(100)	1,488
Income (loss) from operations	21	6	162	—	189
Interest expense	(40)	—	(18)	17	(41)
Other (expense) income, net	10	(6)	5	(17)	(8)
Income (loss) from continuing operations before income taxes	(9)	—	149	—	140
Income tax expense (benefit)	2	7	22	—	31
Income (loss) from continuing operations before earnings in subsidiaries	(11)	(7)	127	—	109
Equity in earnings of consolidated subsidiaries	118	114	—	(232)	—
Income (loss) from continuing operations	107	107	127	(232)	109
Income (loss) from discontinued operations, net of tax	(2)	—	—	—	(2)
Net income (loss)	$105	$107	$127	$(232)	$107
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$105	$107	$125	$(232)	$105
Total comprehensive income (loss)	109	103	132	(234)	110
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$109	$103	$131	$(234)	$109

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the nine months ended September 30, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$948	$66	$1,030	$(215)	$1,829
Service revenue	1,254	20	1,631	—	2,905
Total revenue	2,202	86	2,661	(215)	4,734
Cost of products	728	30	887	(215)	1,430
Cost of services	871	6	1,078	—	1,955
Selling, general and administrative expenses	331	3	342	—	676
Research and development expenses	100	—	78	—	178
Total operating expenses	2,030	39	2,385	(215)	4,239
Income (loss) from operations	172	47	276	—	495
Interest expense	(118)	—	(54)	50	(122)
Other (expense) income, net	10	—	18	(50)	(22)
Income (loss) from continuing operations before income taxes	64	47	240	—	351
Income tax expense (benefit)	20	19	39	—	78
Income (loss) from continuing operations before earnings in subsidiaries	44	28	201	—	273
Equity in earnings of consolidated subsidiaries	228	170	—	(398)	—
Income (loss) from continuing operations	272	198	201	(398)	273
Income (loss) from discontinued operations, net of tax	5	—	—	—	5
Net income (loss)	$277	$198	$201	$(398)	$278
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$277	$198	$200	$(398)	$277
Total comprehensive income (loss)	294	233	214	(448)	293
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to NCR common stockholders	$294	$233	$215	$(448)	$294

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the nine months ended September 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$910	$70	$1,222	$(270)	$1,932
Service revenue	1,191	26	1,592	—	2,809
Total revenue	2,101	96	2,814	(270)	4,741
Cost of products	712	30	1,015	(270)	1,487
Cost of services	893	9	1,049	—	1,951
Selling, general and administrative expenses	367	3	308	—	678
Research and development expenses	83	—	76	—	159
Restructuring-related charges	10	—	3	—	13
Total operating expenses	2,065	42	2,451	(270)	4,288
Income (loss) from operations	36	54	363	—	453
Interest expense	(126)	—	(56)	52	(130)
Other (expense) income, net	35	(11)	(5)	(52)	(33)
Income (loss) from continuing operations before income taxes	(55)	43	302	—	290
Income tax expense (benefit)	(19)	32	62	—	75
Income (loss) from continuing operations before earnings in subsidiaries	(36)	11	240	—	215
Equity in earnings of consolidated subsidiaries	251	247	—	(498)	—
Income (loss) from continuing operations	215	258	240	(498)	215
Income (loss) from discontinued operations, net of tax	(2)	—	—	—	(2)
Net income (loss)	$213	$258	$240	$(498)	$213
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$213	$258	$240	$(498)	$213
Total comprehensive income (loss)	191	204	207	(418)	184
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(7)	—	(7)
Comprehensive income (loss) attributable to NCR common stockholders	$191	$204	$214	$(418)	$191

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
September 30, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$35	$10	$360	$—	$405
Accounts receivable, net	56	14	1,338	—	1,408
Inventories	303	8	513	—	824
Due from affiliates	689	1,643	516	(2,848)	—
Other current assets	115	41	173	(66)	263
Total current assets	1,198	1,716	2,900	(2,914)	2,900
Property, plant and equipment, net	173	—	148	—	321
Goodwill	988	—	1,753	—	2,741
Intangibles, net	155	—	436	—	591
Prepaid pension cost	—	—	115	—	115
Deferred income taxes	517	97	82	(101)	595
Investments in subsidiaries	3,538	2,928	—	(6,466)	—
Due from affiliates	1,020	1	39	(1,060)	—
Other assets	437	56	94	—	587
Total assets	$8,026	$4,798	$5,567	$(10,541)	$7,850

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$57	$—	$212	$—	$269
Accounts payable	292	1	427	—	720
Payroll and benefits liabilities	102	—	100	—	202
Deferred service revenue and customer deposits	212	5	248	—	465
Due to affiliates	2,019	129	700	(2,848)	—
Other current liabilities	180	5	271	(66)	390
Total current liabilities	2,862	140	1,958	(2,914)	2,046
Long-term debt	2,982	—	2	—	2,984
Pension and indemnity plan liabilities	483	—	288	—	771
Postretirement and postemployment benefits liabilities	24	3	100	—	127
Income tax accruals	17	2	119	—	138
Due to affiliates	—	39	1,021	(1,060)	—
Other liabilities	89	5	204	(101)	197
Total liabilities	6,457	189	3,692	(4,075)	6,263
Redeemable noncontrolling interest	—	—	14	—	14
Series A convertible preferred stock	799	—	—	—	799
Stockholders’ equity
Total NCR stockholders’ equity	770	4,609	1,857	(6,466)	770
Noncontrolling interests in subsidiaries	—	—	4	—	4
Total stockholders’ equity	770	4,609	1,861	(6,466)	774
Total liabilities and stockholders’ equity	$8,026	$4,798	$5,567	$(10,541)	$7,850

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$284	$(58)	$52	$(7)	$271
Investing activities
Expenditures for property, plant and equipment	(54)	—	(27)	—	(81)
Additions to capitalized software	(86)	—	(39)	—	(125)
Proceeds from sale of property, plant and equipment	—	—	6	—	6
Proceeds from (payments of) intercompany notes	216	55	—	(271)	—
Investments in equity affiliates	(2)	—	—	2	—
Other investing activities, net	(1)	—	1	—	—
Net cash provided by (used in) investing activities	73	55	(59)	(269)	(200)
Financing activities
Short term borrowings, net	—	—	10	—	10
Payments on term credit facilities	(34)	—	(3)	—	(37)
Payments on revolving credit facilities	(1,070)	—	(40)	—	(1,110)
Borrowings on revolving credit facilities	1,095	—	240	—	1,335
Repurchase of Company common stock	(350)	—	—	—	(350)
Proceeds from employee stock plans	11	—	—	—	11
Other financing activities	(1)	—	—	—	(1)
Equity contribution	—	—	2	(2)	—
Dividend distribution to consolidated subsidiaries	—	—	(7)	7	—
Borrowings (repayments) of intercompany notes	—	—	(271)	271	—
Tax withholding payments on behalf of employees	(24)	—	—	—	(24)
Net cash provided by (used in) financing activities	(373)	—	(69)	276	(166)
Cash flows from discontinued operations
Net cash used in operating activities	(14)	—	—	—	(14)
Effect of exchange rate changes on cash and cash equivalents	—	1	15	—	16
Increase (decrease) in cash and cash equivalents	(30)	(2)	(61)	—	(93)
Cash and cash equivalents at beginning of period	65	12	421	—	498
Cash and cash equivalents at end of period	$35	$10	$360	$—	$405

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$362	$(103)	$113	$(3)	$369
Investing activities
Expenditures for property, plant and equipment	(16)	—	(29)	—	(45)
Additions to capitalized software	(70)	—	(45)	—	(115)
Proceeds from (payments of) intercompany notes	166	98	—	(264)	—
Investments in equity affiliates	(9)	—	—	9	—
Proceeds from divestiture	22	—	25	—	47
Other investing activities, net	(8)	—	—	—	(8)
Net cash provided by (used in) investing activities	85	98	(49)	(255)	(121)
Financing activities
Short term borrowings, net	(4)	—	2	—	(2)
Payments on term credit facilities	(78)	—	(6)	—	(84)
Payments on revolving credit facilities	(656)	—	(80)	—	(736)
Borrowings on revolving credit facilities	576	—	280	—	856
Repurchase of Company common stock	(250)	—	—	—	(250)
Debt issuance costs	(8)	—	—	—	(8)
Proceeds from employee stock plans	10	—	—	—	10
Other financing activities	—	—	(2)	—	(2)
Equity contribution	—	—	9	(9)	—
Dividend distribution to consolidated subsidiaries	—	—	(3)	3	—
Borrowings (repayments) of intercompany notes	—	—	(264)	264	—
Tax withholding payments on behalf of employees	(7)	—	—	—	(7)
Net cash provided by (used in) financing activities	(417)	—	(64)	258	(223)
Cash flows from discontinued operations
Net cash used in operating activities	(30)	—	—	—	(30)
Effect of exchange rate changes on cash and cash equivalents	—	(2)	(3)	—	(5)
Increase (decrease) in cash and cash equivalents	—	(7)	(3)	—	(10)
Cash and cash equivalents at beginning of period	15	20	293	—	328
Cash and cash equivalents at end of period	$15	$13	$290	$—	$318

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the third quarter of 2017, each of which is discussed more fully in later sections of this MD&A:

•	Revenue decreased approximately 1% from the prior year period;

•	Software revenue increased 2% from the prior year period, driven by cloud and professional services growth of 5% and 6%, respectively;

•	Services revenue increased 3% and operating margin rate expanded 510 basis points from the prior year period; and

•	Hardware revenue decreased 6% and operating margin rate declined 480 basis points from the prior year period

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

Potentially significant risks to the execution of our initiatives include the strength of demand for automated teller machines and other financial services hardware and its effect on our businesses and reportable segments; domestic and global economic and credit conditions including, in particular, uncertainty in the "BRIC" economies and economic sanctions against Russia, the determination by Britain to exit the European Union, the potential for changes to global or regional trade agreements or the imposition of protectionist trade policies, and the imposition of import or export tariffs; strengthening of the U.S. Dollar resulting in unfavorable foreign currency impacts; collectability difficulties in subcontracting relationships in Middle East and Africa; the possibility of disruptions in or problems with our data center hosting facilities; cybersecurity risks and compliance with data privacy and protection requirements; competition that can drive further price erosion and the potential loss of market share; difficulties associated with the introduction of products in new markets; market adoption of our products by customers; and management and servicing of our existing indebtedness.

Results from Operations

Three and Nine months Ended September 30, 2017 Compared to Three and Nine months Ended September 30, 2016

The following table shows our results for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2017	2016	2017	2016
Revenue	$1,663	$1,677	$4,734	$4,741
Gross margin	$473	$477	$1,349	$1,303
Gross margin as a percentage of revenue	28.4%	28.4%	28.5%	27.5%
Operating expenses
Selling, general and administrative expenses	$220	$225	$676	$678
Research and development expenses	53	56	178	159
Restructuring-related charges	—	7	—	13
Income from operations	$200	$189	$495	$453

The following table shows our revenue by geographic theater for the three months ended September 30:

In millions	2017	% of Total	2016	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$989	59%	$986	58%	—%	—%
Europe, Middle East Africa (EMEA)	448	27%	464	28%	(3)%	(5)%
Asia Pacific (APJ)	226	14%	227	14%	—%	—%
Consolidated revenue	$1,663	100%	$1,677	100%	(1)%	(1)%

The following table shows our revenue by geographic theater for the nine months ended September 30:

In millions	2017	% of Total	2016	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Americas	$2,751	58%	$2,724	58%	1%	4%
Europe, Middle East Africa (EMEA)	1,324	28%	1,368	28%	(3)%	2%
Asia Pacific (APJ)	659	14%	649	14%	2%	4%
Consolidated revenue	$4,734	100%	$4,741	100%	—%	3%

The following table shows our revenue by segment for the three months ended September 30:

In millions	2017	% of Total	2016	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Software	$476	29%	$468	28%	2%	2%
Services	609	36%	591	35%	3%	3%
Hardware	578	35%	618	37%	(6)%	(7)%
Consolidated revenue	$1,663	100%	$1,677	100%	(1)%	(1)%

The following table shows our revenue by segment for the nine months ended September 30:

In millions	2017	% of Total	2016	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Software	$1,392	29%	$1,339	28%	4%	4%
Services	1,754	37%	1,708	36%	3%	4%
Hardware	1,588	34%	1,694	36%	(6)%	1%
Consolidated revenue	$4,734	100%	$4,741	100%	—%	3%
(1) The tables above for the three months ended September 30 are presented with period-over-period revenue growth or declines on a constant currency basis. The tables above for the nine months ended September 30 are presented with period-over-period revenue growth or declines on an adjusted constant currency basis. Both constant currency and adjusted constant currency are non-GAAP measures that exclude the effects of foreign currency fluctuations, while the adjusted constant currency measure also excludes the impact of the IPS divestiture. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates and by excluding the prior period results of the divested IPS business for the comparable period after the completion of the sale. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations and adjusting for the impact of the IPS divestiture, if applicable, is useful for assessing the underlying performance of our business, and our management uses revenue growth adjusted for constant currency and the impact of the IPS divestiture, if applicable, to evaluate period-over-period operating performance. These non-GAAP measures should not be considered a substitute for, or superior to, period-over-period revenue growth under GAAP.

The following table provides a reconciliation of geographic theater revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended September 30, 2017:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	—%	—%	—%
EMEA	(3)%	2%	(5)%
APJ	—%	—%	—%
Consolidated revenue	(1)%	—%	(1)%

The following table provides a reconciliation of geographic theater revenue percentage growth (GAAP) to revenue percentage growth adjusted constant currency (non-GAAP) for the nine months ended September 30, 2017:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Americas	1%	—%	(3)%	4%
EMEA	(3)%	(2)%	(3)%	2%
APJ	2%	—%	(2)%	4%
Consolidated revenue	—%	—%	(3)%	3%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended September 30, 2017:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Software	2%	—%	2%
Services	3%	—%	3%
Hardware	(6)%	1%	(7)%
Consolidated revenue	(1)%	—%	(1)%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth adjusted constant currency (non-GAAP) for the nine months ended September 30, 2017:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Software	4%	—%	—%	4%
Services	3%	(1)%	—%	4%
Hardware	(6)%	—%	(7)%	1%
Consolidated revenue	—%	—%	(3)%	3%

Revenue

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, revenue decreased 1% mainly due to a decrease in Hardware revenue partially offset by increases in Software and Services revenue. Foreign currency fluctuations did not have a significant impact on the revenue comparison.

Software revenue increased 2% driven by growth in cloud, software maintenance and professional services. Services revenue increased 3% due to growth in both hardware maintenance and managed and implementation services. Hardware revenue decreased 6% due to declines in Automated Teller Machine (ATM) and Self-Checkout (SCO) revenue, partially offset by an increase in Point-of-Sale (POS) revenue.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, revenue was flat. Excluding the unfavorable impact of the IPS divestiture of 3%, revenue increased in all segments. Foreign currency fluctuations did not have a significant impact on the revenue comparison.

Software revenue increased 4% driven by growth in all software revenue streams which include software license, software maintenance, cloud and professional services. Services revenue increased 3% due to growth in both hardware maintenance and managed and implementation services. Hardware revenue decreased 6% due to the impact of the IPS divestiture in the prior year. In the nine months ended September 30, 2016, Hardware revenue included $124 million for the IPS operations, other than MEA. Excluding the impact of the IPS divestiture, Hardware revenue increased 1% due to growth in SCO and POS revenue, partially offset by declines in ATM revenue.

The changes to segment revenue and the drivers thereof are discussed in further detail under "Revenue and Operating Income by Segment" below.

Gross Margin

Gross margin as a percentage of revenue in the three months ended September 30, 2017 was 28.4%, which remained consistent with the three months ended September 30, 2016. Gross margin as a percentage of revenue expanded in our Services segment, which reflects the results of our strategic focus on business process improvement initiatives and a mix shift towards higher value managed services. The Services gross margin rate expansion was offset by a decline in our Software and Hardware segments. The decline in Software gross margin rate was due to lower software license revenue partially offset by improved efficiency and scale in software maintenance and cloud. The decline in Hardware gross margin rate was due to lower ATM and self-checkout volume as well as the impact of new product introductions.

Gross margin as a percentage of revenue in the nine months ended September 30, 2017 was 28.5% compared to 27.5% in the nine months ended September 30, 2016. Gross margin as a percentage of revenue expanded in our Services segment, partially offset by a decline in our Software and Hardware segments. The consolidated gross margin rate expansion was a result of our strategic focus, a positive shift in revenue mix, and improved efficiency and scale.

Operating Expenses

Selling, general and administrative expenses were $220 million, or 13.2% as a percentage of revenue, in the three months ended September 30, 2017 as compared to $225 million, or 13.4% as a percentage of revenue, in the three months ended September 30, 2016. Selling, general and administrative expenses in the three months ended September 30, 2017 included $17 million of acquisition-related amortization of intangibles, $3 million of costs related to our business transformation initiative and $1 million of acquisition-related costs. Selling, general, and administrative expenses in the three months ended September 30, 2016 included $17 million of acquisition-related amortization of intangibles, $1 million of restructuring as well as costs related to our business transformation initiative and $2 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses decreased from 12.2% of revenue in the three months ended September 30, 2016 to 12.0% of revenue in the three months ended September 30, 2017. The decrease in selling, general and administrative expenses was driven by continued focus on cost management including lower employee related expenses.

Selling, general and administrative expenses were $676 million, or 14.3% as a percentage of revenue, in the nine months ended September 30, 2017 as compared to $678 million, or 14.3% as a percentage of revenue, in the nine months ended September 30, 2016. Selling, general and administrative expenses in the nine months ended September 30, 2017 included $49 million of acquisition-related amortization of intangibles, $10 million of costs related to our business transformation initiative and $3 million of acquisition-related costs. Selling, general, and administrative expenses in the nine months ended September 30, 2016 included $50 million of acquisition-related amortization of intangibles, $6 million of restructuring as well as costs related to our business transformation initiative and $5 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses remained flat at 13.0% of revenue in the nine months ended September 30, 2016 and September 30, 2017, respectively.

Research and development expenses were $53 million, or 3.2% as a percentage of revenue, in the three months ended September 30, 2017 as compared to $56 million, or 3.3% as a percentage of revenue, in the three months ended September 30, 2016. Research and development expenses in the three months ended September 30, 2017 included $1 million of costs related to our business transformation initiative. Excluding this cost, research and development expenses as a percentage of revenue decreased from 3.3% in the three months ended September 30, 2016 to 3.1% in the three months ended September 30, 2017. The decrease in research and development expenses was driven by continued focus on cost management including lower employee related expenses.

Research and development expenses were $178 million, or 3.8% as a percentage of revenue, in the nine months ended September 30, 2017 as compared to $159 million, or 3.4% as a percentage of revenue, in the nine months ended September 30, 2016. Research and development expenses in the nine months ended September 30, 2017 included $5 million of costs related to our business transformation initiative. Excluding this cost, research and development expenses as a percentage of revenue increased from 3.4% in the nine months ended September 30, 2016 to 3.7% in the nine months ended September 30, 2017. The increase in research and development expenses was driven by planned incremental investments to further advance our software and hardware solutions.

In the three months ended September 30, 2017, restructuring-related charges were zero. In the three months ended September 30, 2016, restructuring-related charges were $7 million, including $4 million of other exit costs and $3 million of severance and other employee-related costs.

In the nine months ended September 30, 2017, restructuring-related charges were zero. In the nine months ended September 30, 2016, restructuring-related charges were $13 million, including $8 million of other exit costs, $3 million of severance and other employee-related costs and $2 million of asset-related charges.

Interest and Other Expense Items

Interest expense was $42 million in the three months ended September 30, 2017 compared to $41 million in the three months ended September 30, 2016.

Interest expense was $122 million in the nine months ended September 30, 2017 compared to $130 million in the nine months ended September 30, 2016. Interest expense in the nine months ended September 30, 2016 included a $4 million write-off of deferred financing fees associated with the amendment of the senior secured credit facility.

Other expense, net was $8 million in the three months ended September 30, 2017 compared to $8 million in the three months ended September 30, 2016. Other expense, net in the three months ended September 30, 2017 and 2016 included $9 million and $7 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Other expense, net was $22 million in the nine months ended September 30, 2017 compared to $33 million in the nine months ended September 30, 2016. Other expense, net in the nine months ended September 30, 2017 and 2016 included $19 million and $25 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Provision for Income Taxes

Income tax provisions for interim periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $31 million for each of the three months periods ended September 30, 2017 and 2016. Income tax expense was driven by an increase in discrete benefits, partially offset by an increase due to higher income from continuing operations in the three months ended September 30, 2017.

Income tax expense was $78 million and $75 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in income tax expense was driven by an increase in income from continuing operations, partially offset by an increase in discrete benefits in the nine months ended September 30, 2017. The increase in discrete benefits was primarily driven by the recognition of excess tax benefits of stock based compensation awards in the income statement as a result of the adoption of the accounting standard related to employee share-based payments. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion.

The Company anticipates potential periodic volatility in future effective tax rates for the continuing impact of excess tax benefits or shortfalls resulting from stock based compensation awards. Additionally, NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2017 or future periods. The Company regularly reviews our deferred tax assets for recoverability based on the evaluation of positive and negative evidence. Given current earnings and anticipated future earnings at certain subsidiaries, the Company believes that there is a reasonable possibility sufficient positive evidence may become available that would allow the release of a valuation allowance within the next twelve months.

Income from Discontinued Operations

In the three months ended September 30, 2017 loss from discontinued operations was zero, net of tax, compared to $2 million, net of tax, in the three months ended September 30, 2016. In the nine months ended September 30, 2017 income from discontinued operations was $5 million, net of tax, compared to a loss of $2 million, net of tax, in the nine months ended September 30, 2016. The increase in income from discontinued operations in the nine months ended September 30, 2017 was driven by an insurance settlement received in the second quarter of 2017.

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

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations and the IPS divestiture as it relates to our segment revenue.

Software Segment

The following table shows the Software segment revenue and operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2017	2016	2017	2016
Revenue	$476	$468	$1,392	$1,339
Operating income	$148	$146	$401	$405
Operating income as a percentage of revenue	31.1%	31.2%	28.8%	30.2%

In the three months ended September 30, 2017 compared to the three months ended September 30, 2016, Software revenue increased 2%, driven by growth in cloud revenue of 5%, software maintenance revenue of 3% and professional services revenue of 6%, partially offset by declines in software license revenue of 12%. Cloud revenue growth was due to the impact from prior period bookings, software maintenance revenue growth was due to software license growth in prior periods, and professional services revenue growth was due to demand for the Company's channel transformation and digital enablement solutions. Software license revenue declined due to a large software license in the three months ended September 30, 2016 as well as lower software license revenue attached to hardware in the three months ended September 30, 2017. Foreign currency fluctuations did not have a significant impact on the revenue comparison.

In the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, Software revenue increased 4%, driven by growth in all software revenue streams. Software license revenue was up 1% primarily due to demand for the Company's channel transformation solutions. Software maintenance revenue was up 1% due to software license growth in prior periods. Cloud revenue was up 7% due to prior period bookings. Professional services revenue was up 5% due to demand for the Company's channel transformation and digital enablement solutions. Foreign currency fluctuations did not have a significant impact on the revenue comparison.

Operating income increased in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in operating income was driven by higher volume.

Operating income decreased in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in operating income was driven by the mix of Software revenue as well as an increase in expenses primarily related to research and development.

Services Segment

The following table shows the Services segment revenue and operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2017	2016	2017	2016
Revenue	$609	$591	$1,754	$1,708
Operating income	$89	$56	$209	$139
Operating income as a percentage of revenue	14.6%	9.5%	11.9%	8.1%

In each of the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, Services revenue increased 3%, driven by growth in hardware maintenance revenue as a result of improving trends for the Company's channel transformation solutions, combined with increased managed and implementation services revenue. In the three and nine months ended September 30, 2017 foreign currency fluctuations had an unfavorable impact on the revenue comparison of zero and 1%, respectively.

Operating income increased in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to business process improvement initiatives and a mix shift of higher value services.

Hardware Segment

The following table shows the Hardware segment revenue and operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2017	2016	2017	2016
Revenue	$578	$618	$1,588	$1,694
Operating income	$(2)	$28	$—	$32
Operating income as a percentage of revenue	(0.3)%	4.5%	—%	1.9%

In the three months ended September 30, 2017 compared to the three months ended September 30, 2016, Hardware revenue decreased 6% due to declines in ATM revenue of 16% and SCO revenue of 24% partially offset by an increase in POS revenue of 19%. ATM revenue declined due to delays in customer spending in North America as well as declines in the Middle East and Africa. SCO revenue declined due to the timing of customer projects compared to the prior year period. POS revenue increased due to higher demand for the Company's store transformation solutions and a new solution in the petroleum and convenience sector. Foreign currency fluctuations had a favorable impact on the revenue comparison of 1%.

In the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, Hardware revenue decreased 6%, driven by the impact of the IPS divestiture in the prior year, declines in ATM revenue of 15% partially offset by growth in SCO revenue of 26% and POS revenue of 18%. In the nine months ended September 30, 2016, Hardware revenue included $124 million for the results of IPS operations, other than MEA. Excluding the impact of the IPS divestiture, Hardware revenue increased 1%. SCO and POS revenue increased due to higher demand for the Company's store transformation solutions. Additionally, POS revenue experienced growth from a new solution in the petroleum and convenience sector. ATM revenue declined due to delays in customer spending in North America as well as declines in the Middle East and Africa. Foreign currency fluctuations did not have a significant impact on the revenue comparison.

Operating income declined in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 driven by lower revenue.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $271 million in the nine months ended September 30, 2017 compared to $369 million in the nine months ended September 30, 2016. The decrease in cash provided by operating activities was due to higher working capital.

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

	Nine months ended September 30
In millions	2017	2016
Net cash provided by operating activities	$271	$369
Less: Expenditures for property, plant and equipment	(81)	(45)
Less: Additions to capitalized software	(125)	(115)
Net cash used in discontinued operations	(14)	(30)
Free cash flow (non-GAAP)	$51	$179

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

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock and borrowings and repayments of credit facilities and notes. During the nine months ended September 30, 2017 and 2016, we repurchased a total of $350 million and $250 million, respectively, of our common stock. During the nine months ended September 30, 2017 and 2016, proceeds from employee stock plans were $11 million and $10 million, respectively. During the nine months ended September 30, 2017 and 2016, we paid $24 million and $7 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings As of September 30, 2017, our senior secured credit facility consisted of a term loan facility with an aggregate outstanding principal balance of $832 million, and a revolving credit facility in an aggregate principal amount of $1.1 billion, of which $25 million was outstanding. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2017, there were no letters of credit outstanding. As of December 31, 2016, the outstanding principal balance of the term loan facility was $866 million and the outstanding balance on the revolving facility was zero.

As of September 30, 2017 and December 31, 2016, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due in 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due in 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of September 30, 2017 and December 31, 2016, the Company had $200 million and zero, respectively, outstanding under the facility.

Employee Benefit Plans In 2017, we expect to make contributions of $30 million to our international pension plans, $35 million to our postemployment plan and $3 million to our postretirement plan. For additional information, refer to Note 6, “Employee Benefit Plans,” of the Notes to the Condensed Consolidated Financial Statements.

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

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended September 30, 2017 and 2016, the Company paid dividends-in-kind of $11 million and $12 million, respectively, associated with the Series A Convertible Preferred Stock. During the nine months ended September 30, 2017 and 2016, the Company paid dividends-in-kind of $34 million and $35 million, respectively, associated with the Series A Convertible Preferred Stock. As of September 30, 2017 and December 31, 2016, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three and nine months ended September 30, 2017 or 2016.

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

As of September 30, 2017 and December 31, 2016, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 27.1 million and 29.0 million shares, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at September 30, 2017 and December 31, 2016 were $376 million and $428 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of September 30, 2017, our cash and cash equivalents totaled $405 million and our total debt was $3.28 billion. As of September 30, 2017, our borrowing capacity under the revolving credit facility was approximately $1.1 billion, and under our trade receivables securitization facility was zero, as it was fully drawn. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2016 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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
Management reassessed the critical accounting policies as disclosed in our 2016 Form 10-K and determined that, other than the change in accounting for share-based compensation, there were no changes to our critical accounting policies in the nine months ended September 30, 2017. Also, there were no significant changes in our estimates associated with those policies.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: the strength of demand for ATMs and other financial services hardware and its effect on the results of our businesses and reportable segments; domestic and global economic and credit conditions including, in particular, those resulting from uncertainty in the "BRIC" economies, economic sanctions against Russia, the determination by Britain to exit the European Union, the potential for changes to global or regional trade agreements or the imposition of protectionist trade policies, and the imposition of import or export tariffs or border adjustments; the impact of our indebtedness and its terms on our financial and operating activities; the impact of the terms of our strategic relationship with Blackstone and our Series A Convertible Preferred Stock; the transformation of our business model and our ability to sell higher-margin software and services; the possibility of disruptions in or problems with our data center hosting facilities; cybersecurity risks and compliance with data privacy and protection requirements; our ability to successfully introduce new solutions and compete in the information technology industry; our ability to improve execution in our sales and services organizations; defects or errors in our products; manufacturing disruptions; collectability difficulties in subcontracting relationships in Emerging Industries; the historical seasonality of our sales; foreign currency fluctuations; the availability and success of acquisitions, divestitures and alliances, including the divestiture of our Interactive Printer Solutions business; our pension strategy and underfunded pension obligation; the success of our restructuring plans and cost reduction initiatives; tax rates; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $30 million as of September 30, 2017 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly weaker in the third quarter of 2017 compared to the third quarter of 2016 based on comparable weighted averages for our functional currencies. This had an insignificant impact on third quarter 2017 revenue versus third quarter 2016 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 67% of our borrowings were on a fixed rate basis as of September 30, 2017. The increase in pre-tax interest expense for the nine months ended September 30, 2017 from a hypothetical 100 basis point increase in variable interest rates would be approximately $8 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2017, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2017, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No shares were repurchased under these programs during the three months ended September 30, 2017.

As of September 30, 2017, $300 million was available for repurchases under the March 2017 program, and approximately $161 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended September 30, 2017, 30,789 shares were purchased at an average price of $38.23 per share.

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

10.1	NCR Director Compensation Program.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	October 27, 2017	By:	/s/ Robert Fishman
Robert Fishman Executive Vice President and Chief Financial Officer