Form 10-K
period 2017-12-31
NCR CORP
filed 2018-02-26
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
Commission File Number 001-00395
 ________________________
NCR CORPORATION
(Exact name of registrant as specified in its charter)

________________________

Maryland	31-0387920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
864 Spring Street NW
Atlanta, GA 30308
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (937) 445-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017, was approximately $5.0 billion. As of February 14, 2018, there were approximately 118.4 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2017 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks and registered marks of NCR Corporation and its subsidiaries, and of other companies, as indicated. Unless otherwise indicated, the terms “NCR,” the “Company,” “we,” “us,” and “our” refer to NCR Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “believe,” “will,” “should,” “would,” “could,” “provisional” and words of similar meaning. Statements that describe or relate to our plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of our control. Forward-looking statement are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors listed in Item 1A “Risk Factors,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I

Item 1.        BUSINESS
General

Businesses
NCR is a leading global provider of omni-channel technology solutions that enrich the interactions of businesses with their customers. Our solutions are designed to allow businesses in the financial services, retail, hospitality, travel and telecommunications and technology industries to deliver a rich, integrated and personalized experience to consumers across physical and digital commerce channels. Our offerings include a portfolio of omni-channel platform software and other software applications, industry-focused hardware and smart-edge devices including automated teller machines (ATMs), point of sale (POS) terminals and devices and self-service kiosks, and a complete suite of consulting, implementation, maintenance, support and managed services. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors. Our solutions create value for our customers by increasing productivity and allowing them to address consumer demand for convenience, value and individual service across different commerce channels.

Industries Served
NCR provides specific solutions for customers of varying sizes in a range of industries such as financial services, retail, hospitality, travel and telecommunications and technology. NCR’s solutions are built on a foundation of long-established industry knowledge and expertise, omni-channel platform and other software, industry-focused hardware and smart-edge devices, and global implementation, consulting, maintenance, support and managed services.

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

Operating Segments
We categorize our operations into three reportable segments: Software, Services and Hardware.
The information required by Item 1 with respect to our reportable segments and financial information regarding our geographic areas and those reportable segments can be found in Item 7 of Part II of this Report under “Revenue and Operating Income by Segment” as well as in Item 8 of Part II of this Report as part of Note 12, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements and in Item 1A of this Report under "Multinational Operations," and is incorporated herein by reference.

Products and Services

We sell a portfolio of software, services, and hardware that combine to provide businesses with solutions to connect, interact and transact with their customers. Our offerings fall into the following categories:

Software Solutions
Our software offerings include industry-based software platforms such as our Cx Banking self-service ATM software application suite (providing ATM management systems) for financial services, our Retail ONE and Aloha Enterprise software application suites for the retail and hospitality industries, and NCR Silver, a cloud-based POS system for small businesses. We also provide a portfolio of other industry-oriented software applications, which include cash management software, video banking software, fraud and loss prevention applications, check and document imaging, remote-deposit capture, and customer-facing mobile and digital banking applications, such as web-enablement and bill payment (including mobile bill payment), for the financial services industry; and secure electronic and mobile payment solutions, sector-specific point of sale software applications for quick-service restaurants, gas stations and other businesses, and back-office inventory and store and restaurant management applications, for the retail and hospitality industries. We also provide in-depth industry and solution based consulting and professional services focused on solution implementation, integration, customization and optimization, and cloud hosting services. Our software platforms and applications, which are delivered on software as a service (SaaS), enterprise license and other bases, are designed to work seamlessly together, with our hardware products, or as stand-alone solutions. Our software solutions deliver a consistent and rich consumer experience across channels, while enabling businesses to digitize and automate labor-intensive processes, reduce costs and increase productivity.

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

Our financial solutions primarily serve the financial services industry with particular focus on retail banking, which includes traditional providers of consumer banking and financial services. These solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Our financial solutions customers are located throughout the world in both developed and emerging markets. We have historically sold most of our financial solutions through a direct sales channel, although a portion of revenue is derived through distributors and value-added resellers.

We provide POS and self-service kiosk solutions to the retail and hospitality industries. Retail customers include department stores, specialty retailers, mass merchandisers, catalog stores, supermarkets, hypermarkets, grocery stores, drug stores, wholesalers, convenience stores, petroleum outlets and small businesses. Hospitality customers include retailers, restaurants and food service providers, and sports and entertainment venues (including stadiums, arenas and cinemas) and small businesses. We also provide our self-service solutions to customers in the travel industry, including airlines, airports, car rental companies, and hotel/lodging operators. POS and self-service kiosk solutions are sold through a direct sales force and through relationships with value-added resellers, distributors, dealers and other indirect sales channels.

We provide service and support for our products and solutions through services contracts with our customers. We have also established managed services contracts with key customers and continue to pursue additional managed services relationships. Longer term managed services arrangements can help improve the efficiency and performance of a customer’s business, and also increase the strategic and financial importance of its relationship with NCR. We also service competing technologies—for example, ToshibaTec retail technologies and Diebold Nixdorf ATMs. The primary sales channel for our services is our direct sales teams, which exist across all geographies where we operate around the world. Our services professionals provide these services directly to end customers.

Competition

We face a diverse group of competitors in the industries in which we sell our software, services, and hardware solutions. The primary factors of competition can vary by geographic area where we operate around the world, but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; fit of the vendor’s strategic vision with the customer’s strategic direction; and quality of the vendor’s consulting, deployment and support services.

In the financial services industry, we face a variety of competitors, including ATM manufacturers such as Diebold Nixdorf Incorporated and Nautilus Hyosung, and ATM network operators such as Cardtronics plc, as well as many other regional firms, across all geographies where we operate around the world. Other competitors vary by product, service offering and geographic area, and include, among others, Fidelity National Information Services, First Data Corporation, Euronet Worldwide, Inc., Q2 Holdings and ACI Worldwide.

We also face a variety of competitors in the retail and hospitality industries across all geographies where we operate around the world. Our competitors vary by market segment, product, service offering and geographic area, and include ToshibaTec, Diebold Nixdorf, Fujitsu, Hewlett-Packard Inc., Honeywell, Oracle, Manhattan Associates and Datalogic, among others.

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

Research and Development

We remain focused on designing and developing solutions that anticipate our customers’ changing technological needs as well as consumer preferences. Our expenses for research and development were $256 million in 2017, $242 million in 2016, and $230 million in 2015. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report under "Research and Development Costs," and is incorporated herein by reference.

Patents and Trademarks

NCR seeks patent protection for its innovations, including improvements, associated with its software, hardware, services, solutions, and developments, where such protection is likely to provide value to NCR. NCR owns approximately 1,275 patents in the U.S. and numerous other patents in foreign countries. The foreign patents are generally counterparts of NCR’s U.S. patents. Many of the patents owned by NCR are licensed to others, and NCR is licensed under certain patents owned by others. NCR looks to monetize its patents to drive additional value from its patent portfolio. NCR also has numerous patent applications pending in the U.S. and in foreign countries. NCR’s portfolio of patents and patent applications is of significant value to NCR.

NCR has registered certain trademarks and service marks in the U.S. and in a number of foreign countries. NCR considers the “NCR” and NCR logo marks and many of its other trademarks and service marks to have significant value to NCR.

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

At December 31, 2017, we manufactured our ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; and Chengalpattu, India. Our self-checkout solutions are manufactured in facilities located in Columbus, Georgia, USA and Budapest, Hungary. Our financial kiosk solutions are manufactured in facilities located in Beijing, China; Budapest, Hungary; Manaus, Brazil; and Chengalpattu, India. Our POS/Display terminals are manufactured in facilities located in Columbus, Georgia, USA; and Budapest, Hungary, and certain hand-held solutions are manufactured in Salzburg, Austria. NCR outsources the manufacturing in all geographic regions of its payment solutions, some POS/Display terminals, printers, bar code scanners and various other kiosks.

Further information regarding the potential impact of these relationships on our business operations, and regarding sources and availability of raw materials, is also included in Item 1A of this Report under the caption “Reliance on Third Parties,” and is incorporated herein by reference.

Product Backlog

Our backlog was approximately $1.37 billion and $1.38 billion at December 31, 2017 and 2016, respectively. The backlog includes orders confirmed for products scheduled to be shipped as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty. Even when penalties for cancellation are provided for in a customer contract, we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have a significant portion of revenue derived from our growing service-based business (including our cloud and hosted businesses), for which backlog information has not historically been measured. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenue for any future period.

Employees

On December 31, 2017, NCR had approximately 34,000 employees and contractors worldwide.

Environmental Matters

Compliance with federal, state, and local environmental regulations relating to the protection of the environment could have a material adverse impact on our capital expenditures, earnings or competitive position. While NCR does not currently expect to incur material capital expenditures related to compliance with such laws and regulations, and while we believe the amounts provided in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities in this area, there can be no assurances that environmental matters will not lead to a material adverse impact on our capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Fox River and Kalamazoo River matters, is reported in Item 8 of Part II of this Report as part of Note 9, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Further information regarding the potential impact of compliance with federal, state, and local environmental regulations is also included in Item 1A of this Report under the caption “Environmental,” and is incorporated herein by reference.

Executive Officers of the Registrant
The Executive Officers of NCR (as of February 26, 2018) are as follows:

Name	Age	Position and Offices Held
William R. Nuti	54	Chairman of the Board and Chief Executive Officer
Mark D. Benjamin	47	President and Chief Operating Officer
Adrian Button	45	Senior Vice President, Global Hardware Product Operations
Daniel W. Campbell	57	Executive Vice President, Global Sales
J. Robert Ciminera	60	Executive Vice President, Global Customer Services
Robert P. Fishman	54	Executive Vice President and Chief Financial Officer
Edward R. Gallagher	64	Senior Vice President, General Counsel and Corporate Secretary
Paul Langenbahn	49	Executive Vice President, Global Software
Andrea L. Ledford	52	Executive Vice President, Chief Administration Office, and Chief Human Resources Officer

Set forth below is a description of the background of each of the Executive Officers.

William R. Nuti is NCR's Chairman of the Board and Chief Executive Officer, and prior to October 2016 Mr. Nuti also served as NCR's President. Mr. Nuti became a director of NCR on August 7, 2005 and became Chairman of the Board on October 1, 2007. Before joining NCR in August 2005, Mr. Nuti served as President and Chief Executive Officer of Symbol Technologies, Inc., an information technology company. Prior to that, he was Chief Operating Officer of Symbol Technologies. Mr. Nuti joined Symbol Technologies in 2002 following a 10 plus year career at Cisco Systems, Inc. where he advanced to the dual role of Senior Vice President of the company's Worldwide Service Provider Operations and U.S. Theater Operations. Prior to his Cisco experience, Mr. Nuti held sales and management positions at IBM, Netrix Corporation and Network Equipment Technologies. Mr. Nuti is also a director of Coach, Inc., where he is a member of its Human Resources Committee, and United Continental Holdings, Inc. where he is a member of its Finance, Compensation and Public Responsibility Committees. Mr. Nuti previously served as a director of Sprint Nextel Corporation. He is also a member of the Georgia Institute of Technology advisory board and a trustee of Long Island University.

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

Adrian Button became NCR’s Senior Vice President, Global Hardware Product Operations, in February 2018, and from July 2017, when he joined NCR, to February 2018, Mr. Button acted as Senior Vice President Global Operations. Before he joined NCR, Mr. Button spent 19 years in various management roles with different divisions of the General Electric Company (GE). Most recently, Mr. Button served from January 2016 to July 2017 as Vice President, Supply Chain, for GE Industrial Solutions, with oversight of the division’s supply chain and service operations across 41 global factories. Prior to that, Mr. Button served as Vice President, Turbomachinery, for GE’s Oil & Gas division from January 2014 to December 2016, as General Manager of Global Operations Leader for GE’s Oil & Gas division from March 2011 to December 2013, and in other operations and supply chain roles with GE Aviation. Mr. Button holds a bachelor’s degree in engineering from the University of Glamorgan, Wales, United Kingdom.

Daniel W. Campbell became NCR’s Executive Vice President, Global Sales, in February 2018. Previously, from July 2015 to February 2018, Mr. Campbell served as a Senior Vice President and General Manager at Virtustream, Inc., which he joined after it was acquired by EMC Corporation (EMC) in July 2015. With Virtustream, Mr. Campbell led the global sales integration with EMC’s sales organization, built a global strategic alliances and channels organization, and co-launched the Virtustream Storage Cloud, an enterprise-class cloud storage platform. Before joining Virtustream, from April 1998 through July 2015, Mr. Campbell served in a series of sales and management roles of increasing responsibility at EMC, including most recently as Senior Vice President, Global Specialty Sales from October 2013 to July 2015, and Chief Operating Officer and Senior Vice President, World Wide Sales, Backup Recovery Systems Division from January 2011 to December 2013. Before joining EMC, Mr. Campbell served in various sales and management roles with Sperry, Unisys, Motorola and Wang.

J. Robert Ciminera became NCR’s Executive Vice President, Global Customer Services in February 2018. Previously, Mr. Ciminera served as NCR’s Executive Vice President, Hardware Product Operations, from January 2017 to February 2018, where he was responsible for NCR’s hardware product portfolio. Before that, Mr. Ciminera served as NCR’s Senior Vice President, Hardware Solutions and Global Operations from October 2015 to January 2017, as NCR’s Senior Vice President, Integrated Supply Chain Operations from May 2014 to October 2015, and as NCR’s Vice President, Strategic Sourcing and Chief Procurement Officer from February 2009, when he joined NCR, through May 2014. Before joining NCR, Mr. Ciminera served in various sourcing, supply chain and product management roles with Avaya, Motorola, Symbol Technologies and other technology companies.

Robert P. Fishman became Executive Vice President and Chief Financial Officer in April 2016, and served as Senior Vice President and Chief Financial Officer from March 2010 to April 2016. Prior to becoming Chief Financial Officer, he was Interim Chief Financial Officer from October 2009 to March 2010, and Vice President and Corporate Controller from January 2007 to October 2009. From September 2005 to January 2007, Mr. Fishman was Assistant Controller and from January 2005 to September 2005, he was Director, Corporate Planning. Mr. Fishman joined NCR in 1993.

Edward R. Gallagher was named Senior Vice President, General Counsel and Secretary of NCR in October 2015, having served as Acting General Counsel since October 2014.  His prior position with NCR was Law Vice President, Litigation & Employment Law, commencing in 2003; he has also served in other positions within the NCR Law Department, including Chief Counsel of the former Systemedia Division.  Mr. Gallagher joined NCR in 1992.  Prior to that, Mr. Gallagher was an attorney in private practice in San Francisco and in Boston. Mr. Gallagher holds a law degree from Yale Law School, as well as a master’s degree from Yale University in political science and international relations.  He has an undergraduate degree from the University of South Dakota.

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

Available Information
NCR makes available through its website at http://investor.ncr.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act). The SEC website (www.sec.gov) contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. Also, the public may read and copy any materials that NCR files or furnishes with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2018 Annual Meeting of Stockholders (the 2018 Proxy Statement), portions of which are incorporated herein by reference. NCR also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

NCR—Investor Relations
864 Spring Street NW
Atlanta, GA 30308
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

Economic Pressures. Our business may be negatively affected by domestic and global economic and credit conditions. Our business is sensitive to the strength of domestic and global economic and credit conditions, particularly as they affect, either directly or indirectly, the financial services, retail and hospitality sectors of the economy. Economic and credit conditions are influenced by a number of factors, including political conditions, consumer confidence, unemployment levels, interest rates, tax rates, commodity prices and government actions to stimulate economic growth. The imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial services and retail industries, new comprehensive U.S. tax legislation, modified or new global or regional trade agreements, the determination by the United Kingdom to exit the European Union
(EU), uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices, among other things, have created a challenging and unpredictable environment in which to market the products and services of our various businesses across our different geographies and industries. A negative or unpredictable economic climate could create uncertainty or financial pressures that impact the ability or willingness of our customers to make capital expenditures, thereby affecting their decision to purchase or roll out our products or services or, especially with respect to smaller customers, to pay accounts receivable owed to NCR. Additionally, if customers respond to a negative or unpredictable economic climate by consolidation, it could reduce our base of potential customers. Negative or unpredictable global economic conditions also may have a material effect on our customers’ ability to obtain financing for the purchase of our products and services from third party financing companies, which could adversely affect our operating results.

Business Model. If we are unsuccessful in transforming our business model, our operating results could be negatively impacted. In recent years, we have shifted our business model to become a global technology solutions company that uses software and value-added endpoints, coupled with higher-margin services and a focus on cloud and mobile, to help our customers deliver a rich, integrated and personalized experience to consumers across commerce channels. Our success depends heavily on our ability to continue to grow our higher-margin software and services businesses. Our ability to grow these businesses depends on a number of different factors including, among others, developing, deploying and supporting the next generation of integrated, platform-based software solutions for the industries we serve; market acceptance of our new and existing software and cloud solutions; enabling our sales force to use a consultative selling model that better incorporates our comprehensive and new solutions; transforming our services performance, capabilities and coverage to improve efficiency, incorporate remote diagnostic and other technologies and align with and support our new solutions; managing professional services and other costs associated with large solution roll-outs; and integrating, developing and supporting software gained through acquisitions. In addition, development of these businesses may require increased capital and research and development expenses and resource allocation, and while we will seek to have the right level of investment and the right level of resources focused on these opportunities, these costs may reduce our gross margins and the return on these investments may be lower, or may develop more slowly, than we expect. In addition, we continue to pursue initiatives to expand our customer base by increasing our use of indirect sales channels, and by developing, marketing and selling solutions aimed at the small- to medium-business market. It is not yet certain whether these initiatives will yield the anticipated benefits, or whether our solutions will be compelling and attractive to small- and medium-sized businesses. If we are not successful in growing our higher-margin software and services businesses and expanding our customer base at the rate that we anticipate, we may not meet our growth and gross margin projections or expectations, and operating results could be negatively impacted.

Competition. If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive information technology industry. This industry is characterized by rapidly changing technology, disruptive technological innovation, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products making differentiation difficult. Our traditional competitors include other large companies in the information technology industry, such as: Hewlett-Packard Inc., Diebold Nixdorf, Nautilus Hyosung, ToshibaTec, Micros (Oracle), Fujitsu, Q2 Holdings and ACI Worldwide, some of which have more financial and technical resources, or more widespread distribution and market penetration for their platforms and service offerings, than we do. We also compete with companies in specific industry segments, such as entry-level ATMs, point-of-sale solutions and imaging solutions. In addition, as consumers and customers in the financial services, retail and hospitality industry adopt new alternative technologies such as cashless and other streamlined payment services and automated shopping solutions, we may face competition from other technology companies.

Our future competitive performance and market position depend on a number of factors, including our ability to:

•	react to competitive product and pricing pressures;

•	penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets;

•	exploit opportunities in emerging vertical markets, such as travel and telecommunications and technology;

•	cross-sell additional products and services to our existing customer base;

•
rapidly and continually design, develop and market, or otherwise maintain and introduce innovative solutions and related products and services for our customers that are competitive in the marketplace;

•
react on a timely basis to shifts in market demands and technological innovations, including shifts toward the desire of banks and retailers to provide an omni-channel experience to their customers and the use of mobile devices in transactions and payments;

•	compete in reverse auctions for new and continuing business;

•	reduce costs without creating operating inefficiencies or impairing product or service quality;

•	maintain competitive operating margins;

•	improve product and service delivery quality; and

•	effectively market and sell all of our diverse solutions.

Our business and operating performance also could be impacted by external competitive pressures, such as consolidation, increasing price erosion and the entry of new competitors and technologies into our existing product and geographic markets. In addition, our customers sometimes finance our product sales through third party financing companies, and in the case of customer default, these financing companies may be forced to resell this equipment at discounted prices, competing with us and impacting our ability to sell incremental units. The impact of these product and pricing pressures could include lower customer satisfaction, decreased demand for our solutions, loss of market share and reduction of operating profits.

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

The personal information and data that we process and store also is increasingly subject to the data security and data privacy laws of many jurisdictions, including the United States and the EU and its member states. These laws may conflict with one another, and many of them are subject to frequent modification and differing interpretations. The laws include the EU’s General Data Protection Regulation (GDPR), which goes into effect in May 2018. The GDPR is expected to impose a significant compliance burden on many companies with operations in the EU, and it includes fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer for failures to comply. The laws also cover the transfer of personal information, including transfers of employee information between us and our subsidiaries, across international borders, including with respect to the EU, Australia and Japan. Complying with these evolving and varying requirements could require significant expense and effort, and could require us to change our business practices or the functionality of our products and services in a manner adverse to our customers and our business. In addition, violations of these laws can result in significant penalties, claims by regulators or other third parties, and damage to our brand and business.

Defects, Errors and Disruptions. Defects, errors, installation difficulties or development delays could expose us to potential liability, harm our reputation and negatively impact our business. Many of our products are sophisticated and complex, and may incorporate third-party hardware and software. Despite testing and quality control, we cannot be certain that defects or errors will not be found in our products. If our products contain undetected defects or errors, or otherwise fail to meet our customers’ expectations, we could face the loss of customers, liability exposure and additional development costs. If defects or errors delay product installation or make it more difficult, we could experience delays in customer acceptance, or if our products require significant amounts of customer support, it could result in incremental costs to us. In addition, our customers who license and deploy our software may do so in both standard and non-standard configurations in different environments with different computer platforms, system management software and equipment and networking configurations, which may increase the likelihood of technical difficulties. Our products may be integrated with other components or software, and, in the event that there are defects or errors, it may be difficult to determine the origin of such defects or errors. Additionally, damage to, or failure or unavailability of, any significant aspect of our cloud hosting facilities could interrupt the availability of our cloud offerings, which could cause disruption for our customers, and, in turn, their customers, and expose us to liability. If any of these risks materialize, they could result in additional costs and expenses, exposure to liability claims, diversion of technical and other resources to engage in remediation efforts, loss of customers or negative publicity, each of which could impact our business and operating results.

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

Indebtedness and Repurchase Obligations. Our level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs. At December 31, 2017, we had approximately $3.01 billion of total indebtedness outstanding. Additionally, at December 31, 2017, we had approximately $1.10 billion of secured debt available for borrowing under our senior secured credit facility, and approximately $200 million of secured debt available for borrowing under our trade receivables securitization facility. This level of indebtedness could:

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

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in these risk factors relating to indebtedness and repurchase obligations. The agreements relating to our debt limit, but do not prohibit, our ability to incur additional debt, and the amount of debt that we could incur could be substantial. In addition, certain types of liabilities are not considered “Indebtedness” under our senior secured credit facility or the indentures governing our senior unsecured notes, and the senior secured credit facility and indentures do not impose any limitation on the amount of liabilities incurred by the subsidiaries, if any, that might be designated as “unrestricted subsidiaries” (as defined in the indentures). Accordingly, we could incur significant additional debt or similar liabilities in the future, including additional debt under our senior secured credit facility, some of which could constitute secured debt. In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt or similar liabilities. If new debt or similar liabilities are added to our current debt levels, the related risks that we now face could increase.

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

On December 22, 2017, the U.S. President signed into law new legislation, referred to as the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform"), that significantly revises the Internal Revenue Code of 1986, as amended. Among other things, the new legislation reduces the U.S. corporate income tax rate, subjects interest deductions to potential limitations, alters the expensing of capital expenditures, adopts elements of a territorial tax system, includes a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings of U.S. entities, and introduces certain anti-base erosion provisions. The legislation will affect our tax position and the cash taxes of our U.S. entities and will have a corresponding impact on our consolidated financial results starting in the fourth quarter of our fiscal year 2017. Notwithstanding the reduction in the corporate income tax rate, we continue to assess the overall impact of the legislation, and there can be no assurances that it will have an overall favorable impact on our business, financial condition or effective tax rate. In addition, the legislation requires interpretations and implementing regulations by the Internal Revenue Service (IRS), as well as state tax authorities, and could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. If we are unable to manage the adverse impacts of the legislation, they could have a material effect on our financial condition, results of operations and cash flows.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $608 million and $840 million at December 31, 2017 and 2016, respectively, which, for 2017, reflects the remeasurement of our net U.S. deferred tax assets as a result of U.S. Tax Reform. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

In addition, changes in foreign tax laws or tax rulings could affect our financial position and results of operations. For example, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organization for Economic Co-operation and Development (OECD) and European Union (EU) are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. These tax reform efforts, such as the OECD-led Based Erosion and Profit Sharing project (BEPS), are designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Although some countries have passed tax laws based on findings from the BEPS project, the final nature, timing and extent of any such tax reforms or other legislative or regulatory actions is unpredictable, and it is difficult to assess their overall effect. But, these changes could increase our effective tax rate and adversely impact our financial results.

We are also subject to ongoing audits of our income tax returns in various jurisdictions both in the U.S. and internationally. While we believe that our tax positions will be sustained, the outcomes of such audits could result in the assessment of additional taxes, which could adversely impact our cash flows and financial results.

Foreign Currency. Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. Dollar. Overall, we have exposure to approximately 50 functional currencies. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted, and in 2017 a significant portion of our revenue was generated in currencies other than the U.S. Dollar. As a result, significant currency fluctuations could adversely affect our results of operations, including sales and gross margins. For example, an increase in the value of the U.S. Dollar relative to foreign currencies could result in lower revenue and increased losses from currency exchange rates. We endeavor to mitigate some of the effects of currency fluctuations with our hedging strategies; however, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and our derivative instruments may not prove effective in reducing our exposures.

Cost/Expense Reductions. Our success in achieving targeted cost and expense reductions through formal restructuring programs, our continuous improvement programs, our performance improvement programs and other similar programs depends on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component and product development costs, improve supply chain efficiencies, utilize next-generation technologies, simplify and rationalize product portfolios, and optimize the efficiency of our customer services and professional services consulting resources. If we do not successfully execute on these initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.

Manufacturing. At December 31, 2017, we manufactured our ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; and Chengalpattu, India. Our self-checkout solutions are manufactured in facilities located in Columbus, Georgia, USA and Budapest, Hungary. Our financial kiosk solutions are manufactured in facilities located in Beijing, China; Budapest, Hungary; Manaus, Brazil; and Chengalpattu, India. Our POS/Display terminals are manufactured in facilities located in Columbus, Georgia, USA; and Budapest, Hungary, and certain hand-held solutions are manufactured in Salzburg, Austria. NCR outsources the manufacturing in all geographic regions of its payment solutions, some POS terminals, printers, bar code scanners and various other kiosks. If we develop or experience problems relating to product quality or on-time delivery to customers that we are unable to quickly manage and resolve, whether due to the geographical diversity of our manufacturing base or otherwise, we could experience business interruption that could negatively impact our business and operating results.

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

Underfunded Pension Obligation. At December 31, 2017, our obligation for benefits under our pension plans was $3,223 million and our pension plan assets totaled $2,530 million, which resulted in an underfunded pension obligation of $693 million. While we rebalanced our U.S. and international plan assets in order to reduce volatility and made several discretionary contributions to our pension plans, our remaining underfunded pension obligation continues to require ongoing cash contributions. Our underfunded pension obligation also may be affected by future transfers and settlements relating to our international pension plans. For example, in 2015 we completed the transfer of our U.K. London pension plan to an insurer. The pension plan was overfunded, and the transfer resulted in a settlement loss of $427 million in the second quarter of 2015, and an offsetting decrease to prepaid pension costs in our consolidated balance sheet.

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

Stock-based Compensation. Similar to other companies, we use stock awards as a form of compensation for certain employees and non-employee directors. All stock-based awards are required to be recognized in our financial statements based on their fair values. The amount recognized for stock compensation expense could vary depending on a number of assumptions or changes that may occur. For example, assumptions such as the risk-free rate, expected holding period and expected volatility that drive our valuation model could change. Other examples that could have an impact include changes in the mix and type of awards, changes in our compensation plans, changes in our tax rate, changes in our forfeiture rate, differences in actual results compared to management’s estimates for performance-based awards or an unusually high amount of expirations of stock awards.

Changes in Accounting Principles. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. Changes in accounting principles may have an adverse effect on our financial results, as well as our processes and related controls, and may retroactively affect previously reported results. For additional information regarding updated accounting principles and standards, including the new revenue recognition standard, see Item 7 of Part II of this Report and Note 1, “Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Activist Stockholders. While we seek to actively engage with stockholders and consider their views on business and strategy, we could be subject to actions or proposals from stockholders or others that do not align with our business strategies or the interests of our other stockholders. Responding to these stockholders could be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors and senior management. Uncertainties associated with such activities could interfere with our ability to effectively execute our strategic plan, impact customer retention and long-term growth, and limit our ability to hire and retain personnel. In addition, actions of these stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Series A Convertible Preferred Stock. The issuance of shares of our Series A Convertible Preferred Stock reduces the relative voting power of holders of our common stock, and the conversion and sale of those shares would dilute the ownership of such holders and may adversely affect the market price of our common stock. As of December 31, 2017, 0.8 million shares of our Series A Convertible Preferred Stock were outstanding, representing approximately 18% of our outstanding common stock, including the Series A Convertible Preferred Stock on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. The dividends are to be paid in-kind, through the issuance of additional shares of Series A Convertible Preferred Stock, for the first sixteen dividend payment dates, and thereafter in cash or in-kind at our option. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full.

As holders of our Series A Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the Series A Convertible Preferred Stock, and the subsequent issuance of additional shares of Series A Convertible Preferred Stock through the payment of in-kind dividends, effectively reduces the relative voting power of the holders of our common stock.

In addition, the conversion of the Series A Convertible Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Convertible Preferred Stock would increase the number of shares of our common stock available for public trading, and could adversely affect prevailing market prices of our common stock. Under a customary registration rights agreement, in March 2016 we registered for resale the shares of Series A Convertible Preferred Stock, and the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock, and in March 2017, entities affiliated with The Blackstone Group L.P. (which we refer to as the Blackstone Purchasers) offered for sale 342,000 shares of Series A Convertible Preferred Stock in an underwritten public offering. Further sales by Blackstone of shares of our Series A Convertible Preferred Stock, or common stock issuable upon conversion of the Series A

Convertible Preferred Stock, in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The Blackstone Purchasers and the other holders of our Series A Convertible Preferred Stock may exercise influence over us. As of December 31, 2017, the outstanding shares of our Series A Convertible Preferred Stock represented approximately 18% of our outstanding common stock, including the Series A Convertible Preferred Stock on an as-converted basis. The terms of the Series A Convertible Preferred Stock require the approval of a majority of our Series A Convertible Preferred Stock by a separate class vote for us to:

•	amend our organizational documents in a manner that would have an adverse effect on the Series A Convertible Preferred Stock; or

•	issue securities that are senior to, or equal in priority with, the Series A Convertible Preferred Stock.

In addition, our November 2015 Investment Agreement with Blackstone (the Investment Agreement), and the terms of the Series A Convertible Preferred Stock, grant the Blackstone Purchasers certain rights to designate directors to serve on our Board, which directors are elected by a separate class vote of the holders of the Series A Convertible Preferred Stock. For so long as the Blackstone Purchasers beneficially own shares of Series A Convertible Preferred Stock (and/or shares of common stock issued upon conversion of Series A Convertible Preferred Stock) that represent, on an as-converted basis, at least 50% of the Blackstone Purchasers' initial shares of Series A Convertible Preferred Stock on an as-converted basis, the Blackstone Purchasers have the right to designate two directors for election to our Board. For so long as the Blackstone Purchasers beneficially own shares of Series A Convertible Preferred Stock (and/or shares of common stock issued upon conversion of Series A Convertible Preferred Stock) that represent, on an as-converted basis, at least 25% but less than 50% of Blackstone’s initial shares of Series A Convertible Preferred Stock on an as-converted basis, the Blackstone Purchasers will have the right to designate one director for election to our Board.

The directors designated by the Blackstone Purchasers also are entitled to serve on committees of our Board, subject to applicable law and stock exchange rules. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by the Blackstone Purchasers and elected by the holders of our Series A Convertible Preferred Stock may differ from the interests of our security holders as a whole or of our other directors.

The Investment Agreement also imposes a number of affirmative and negative covenants on us, and gives the Blackstone Purchasers a consent right with respect to certain actions taken by us, including:

•	entering into material transactions with related parties, or repurchasing or redeeming shares of common stock from related parties, subject to certain exceptions; and

•	increasing or decreasing the maximum number of directors on our Board to more than eleven persons or to such number as would require the resignation of one of the directors nominated by Blackstone.

As a result, the holders of our Series A Convertible Preferred Stock, and in particular, the Blackstone Purchasers, have the ability to influence the outcome of any matter submitted for the vote of the holders of our common stock. Blackstone and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Convertible Preferred Stock, including the Blackstone Purchasers, differing from those of our common stockholders. The holders of our Series A Convertible Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of (a) 100% of the liquidation preference thereof plus all accrued dividends or (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of Series A Convertible Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up.

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

These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Convertible Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our Series A Convertible Preferred Stock and holders of our common stock.

Multinational Operations. Our multinational operations, including in new and emerging markets, expose us to business and legal risks. For the years ended December 31, 2017 and 2016, the percentage of our revenue from outside of the United States was 50% and 53%, respectively, and we expect our percentage of revenue generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations, our ability to manufacture and sell our solutions internationally, including in new and emerging markets, is subject to risks, which include, among others:

•	the impact of ongoing and future economic and credit conditions on the stability of national and regional economies and industries within those economies;

•	political conditions and local regulations that could adversely affect demand for our solutions, our ability to access funds and resources, or our ability to sell products in these markets;

•	the impact of a downturn in the global economy, or in regional economies, on demand for our products;

•	currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;

•	limited availability of local currencies to pay vendors, employees and third parties and to distribute funds outside of the country;

•	changes to global or regional trade agreements that could limit our ability to sell products in these markets;

•	the imposition of import or export tariffs, taxes, trade policies or import and export controls that could increase the expense of, or limit demand for our products;

•	changes to and compliance with a variety of laws and regulations that may increase our cost of doing business or otherwise prevent us from effectively competing internationally;

•	government uncertainty or limitations on the ability to enforce legal rights and remedies, including as a result of new, or changes to, laws and regulations;

•	reduced protection for intellectual property rights in certain countries;

•	implementing and managing systems, procedures and controls to monitor our operations in foreign markets;

•	changing competitive requirements and deliverables in developing and emerging markets;

•	longer collection cycles and the financial viability and reliability of contracting partners and customers;

•	managing a geographically dispersed workforce, work stoppages and other labor conditions or issues;

•	disruptions in transportation and shipping infrastructure; and

•	the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

In addition, as a result of our revenue generated outside of the United States, the amount of cash and cash equivalents that is held by our foreign subsidiaries continues to be significant. U.S. Tax Reform includes a one-time mandatory deemed repatriation tax

("repatriation tax") on accumulated earnings of our foreign subsidiaries. Also, under U.S. Tax Reform, the future earnings accumulated after December 31, 2017 held by our foreign subsidiaries will be currently taxed in the U.S., and as such, distributions of earnings to the U.S. no longer generates additional negative U.S. income tax consequences. However, any distributions of earnings from foreign subsidiaries may be subject to foreign withholding taxes, which would reduce the amount of cash and cash equivalents that are available for our use.

Environmental. Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in a number of jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River and Kalamazoo River matters, as further described in Note 9, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report; in “Environmental Matters” within Item 1 of Part I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this discussion of risk factors.

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

Work Environment. Continuous improvement, customer experience, restructuring and cost reduction initiatives could negatively impact productivity and business results. In the past, we have undertaken restructuring plans, and, in addition, as part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our internal organizational structure and resources. These activities could temporarily result in reduced productivity levels. If we are not able to timely execute on these initiatives, or if the costs to complete these initiatives is higher than anticipated, our results of operations or financial condition could be adversely affected. In addition to these initiatives, we have initiatives to grow and expand our software business, streamline our services business, enable our sales force to better sell our solutions, invest in our software and cloud solutions and improve the experience of our customers. We typically have many such initiatives underway. If we are not successful in implementing and managing these various initiatives and minimizing any resulting loss in productivity, we may not be able to achieve targeted cost savings or productivity gains, and our business and operating results could be negatively impacted.

On January 8, 2018, we opened our new world headquarters in Atlanta, Georgia, and are in the process of relocating our headquarters operations to this facility. From time to time we may undertake similar projects with respect to our office, manufacturing or other facilities. Implementation of relocation plans such as these could result in business disruption due to a lack of business continuity, which, among other things, could have a negative impact on our productivity and business and operating results.

If we do not retain key employees, or attract quality new and replacement employees, we may not be able to meet our business objectives. Our employees are vital to our success, including the successful transformation of the Company into a software and solutions driven business. Therefore, our ability to retain our key business leaders and our highly skilled software development, technical, sales, consulting and other key personnel, including key personnel of acquired businesses, is critical. These key employees may decide to leave NCR for other opportunities, or may be unavailable for health or other reasons. In addition, as our business model evolves, we may need to attract employees with different skill sets, experience and attributes to support that evolution. If we are unable to retain our key personnel, or we are unable to attract highly qualified new and replacement employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be negatively impacted.

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

Internal Controls. If we do not maintain effective internal controls, accounting policies, practices, and information systems necessary to ensure reliable reporting of our results, our ability to comply with our legal obligations could be negatively affected. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with applicable accounting standards, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we continue to implement a worldwide Enterprise Resource Planning (ERP) system. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition, results of operations, or compliance with legal obligations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of Part II of this Report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

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

Additionally, doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions. For example, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies or agents acting on behalf of such companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Our international operations are also subject to economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). If we are not in compliance with such laws and regulations, we may be subject to criminal and civil penalties, which may cause harm to our reputation and to our brand and could have an adverse effect on our business, financial condition and results of operations. See Note 9, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for information regarding our prior FCPA and OFAC investigations, which disclosures are incorporated by reference and made a part of this discussion of risk factors.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

As of December 31, 2017, NCR operated 210 facilities consisting of approximately 5.5 million square feet in 61 countries throughout the world, which are generally used by all of NCR's operating segments. On a square footage basis, 20% of these facilities are owned and 80% are leased. Within the total facility portfolio, NCR operates 14 research and development and manufacturing facilities totaling 1.4 million square feet, 62% of which is leased. The remaining 4.1 million square feet of space includes office, repair, and warehousing space and other miscellaneous sites, and is 85% leased. NCR also owns 7 land parcels totaling 2.6 million square feet in 2 countries.

NCR is headquartered in Atlanta, Georgia, USA. Our address at our corporate headquarters is 864 Spring Street Northwest, Atlanta Georgia, 30308, USA.

Item 3.        LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 9, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NCR common stock is listed on the New York Stock Exchange (NYSE) and trades under the symbol “NCR”. There were approximately 91,451 holders of NCR common stock as of February 14, 2018. The following table presents the high and low per share prices for NCR common stock for each quarter of 2017 and 2016 as reported on the NYSE.

	2017			2016
	High	Low		High	Low
1st quarter	$49.90	$40.85	1st quarter	$30.14	$18.02
2nd quarter	$45.64	$38.07	2nd quarter	$31.84	$25.20
3rd quarter	$43.24	$34.17	3rd quarter	$34.99	$26.21
4th quarter	$38.13	$29.20	4th quarter	$42.07	$29.83

Dividends

Historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future. The declaration of dividends is restricted under our senior secured credit facility and the terms of the indentures for our senior unsecured notes, and would be further subject to the discretion of NCR’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2012 through December 31, 2017.

Company / Index	2013	2014	2015	2016	2017
NCR Corporation	$134	$114	$96	$159	$133
S&P 500 Stock Index	$132	$151	$153	$171	$208
S&P 500 Information Technology Sector	$128	$154	$163	$186	$258
S&P MidCap 400 Stock Index	$134	$147	$143	$173	$201

(1)	In each case, assumes a $100 investment on December 31, 2012, and reinvestment of all dividends, if any.

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

No shares were repurchased under these programs during the three months ended December 31, 2017.

As of December 31, 2017, $300 million was available for repurchases under the March 2017 program, and approximately $189 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended December 31, 2017, 209,353 shares of vested restricted stock were purchased at an average price of $33.86 per share.

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

Item 6.        SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts
For the years ended December 31	2017	2016	2015	2014	2013
Continuing Operations (a,d)
Revenue	$6,516	$6,543	$6,373	$6,591	$6,123
Income from operations	$676	$599	$135	$353	$666
Interest expense	$(163)	$(170)	$(173)	$(181)	$(103)
Income tax expense (benefit) (b)	$242	$92	$55	$(48)	$98
Income (loss) from continuing operations attributable to NCR common stockholders	$237	$283	$(154)	$181	$452
(Loss) income from discontinued operations, net of tax	$(5)	$(13)	$(24)	$10	$(9)
Basic earnings (loss) per common share attributable to NCR common stockholders:
From continuing operations (a,d)	$1.05	$1.86	$(0.94)	$1.08	$2.73
From discontinued operations	$(0.04)	$(0.10)	$(0.15)	$0.06	$(0.05)
Total basic earnings (loss) per common share	$1.01	$1.76	$(1.09)	$1.14	$2.68
Diluted earnings (loss) per common share attributable to NCR common stockholders: (c)
From continuing operations (a,d)	$1.01	$1.80	$(0.94)	$1.06	$2.67
From discontinued operations	$(0.04)	$(0.10)	$(0.15)	$0.06	$(0.05)
Total diluted earnings (loss) per common share	$0.97	$1.71	$(1.09)	$1.12	$2.62
Cash dividends per share	$—	$—	$—	$—	$—
As of December 31
Total assets	$7,654	$7,673	$7,635	$8,566	$8,061
Total debt	$2,991	$3,051	$3,252	$3,618	$3,307
Series A convertible preferred stock	$810	$847	$798	$—	$—
Total NCR stockholders' equity	$719	$695	$720	$1,871	$1,769
Number of employees and contractors	34,000	33,500	32,600	30,200	29,300

(a)
Continuing operations excludes the costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including those relating to the Fox River, and Kalamazoo River matters.

(b)
Income tax expense in 2017 includes a provisional charge of $130 million for the impact of U.S. Tax Reform. See Note 6, "Income Taxes" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion.

(c)
See Note 1, “Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of the diluted earnings (loss) per common share attributable to NCR common stockholders from continuing operations, discontinued operations and total.

(d)	The following income (expense) amounts, net of tax are included in income from continuing operations attributable to NCR for the years ended December 31:

In millions	2017	2016	2015	2014	2013
Pension mark-to-market adjustments	$(25)	$(78)	$(445)	$(63)	$65
Restructuring/Transformation costs	(20)	(21)	(50)	(116)	—
Acquisition related amortization of intangibles	(79)	(83)	(85)	(80)	(48)
Acquisition related costs	(3)	(5)	(8)	(20)	(36)
Divestiture and liquidation losses	—	(5)	(29)	—	—
Reserve related to subcontract in MEA	—	—	(13)	—	—
OFAC and FCPA investigations	—	—	—	(2)	(2)
Japan valuation reserve release	—	—	—	—	15
Tax reform	(130)	—	—	—	—
Total	$(257)	$(192)	$(630)	$(281)	$(6)

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR is a leading global provider of omni-channel technology solutions that enrich the interactions of businesses with their customers. Our solutions are designed to allow businesses in the financial services, retail, hospitality, travel and telecommunications and technology industries to deliver a rich, integrated and personalized experience to consumers across physical and digital commerce channels. Our offerings include a portfolio of omni-channel platform software and other software applications, industry-focused smart-edge devices including automated teller machines (ATMs), point of sale (POS) terminals and devices and self-service kiosks, and a complete suite of consulting, implementation, maintenance and managed services. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors. Our solutions create value for our customers by increasing productivity and allowing them to address consumer demand for convenience, value and individual service across different commerce channels.

We have three operating segments: Software, Services, and Hardware. Each of our operating segments derives its revenue in each of the sales theaters in which NCR operates.

Our solutions are based on a foundation of long-established industry knowledge and expertise, omni-channel platform and other software, industry-focused hardware and smart-edge devices, and global implementation, consulting, maintenance, support and managed services.

NCR’s reputation is founded upon over 133 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.

2017 OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2017:

•	Revenue was flat year-over-year, and increased 1% after adjusting for the divestiture of our Interactive Printer Solutions (IPS) business;

•
Software revenue increased 3% from the prior year, driven by cloud revenue growth of 6% and professional services revenue growth of 5%. Net annual contract value, which is a measure of our net bookings for cloud revenue and is an indicator of potential cloud revenue growth in future periods, grew 46% in 2017;

•	Services revenue increased 3% and operating margin rate expanded 340 basis points from the prior year;

•	Hardware revenue decreased 6% and operating margin rate declined 270 basis points from the prior year;

•	We generated cash flows from operations and free cash flow of $755 million and $453 million, respectively, in 2017; and

•
We repurchased approximately 7.4 million shares of our common stock for $350 million in the first quarter of 2017 and subsequently announced a new $300 million share repurchase program and a replacement for our dilution offset share repurchase program.

OVERVIEW OF STRATEGIC INITIATIVES AND TRENDS

The rise of digital commerce, mobile engagement and globalization have dramatically altered the relationship between business and consumer. Increasingly, mega-trends such as big data, the Internet of things and the cloud are driving the next generation of changes in consumer behavior. Consumers now expect businesses to provide a rich, integrated and personalized experience across all commerce channels, including in-store, online and mobile. NCR is at the forefront of this shift to an omni-channel experience, assisting businesses of every size in their omni-channel, digital enablement and channel transformation journeys. Our mission is to innovate and enable the next generation of consumer experiences and productivity gains to enrich the interactions of businesses with their customers. To fulfill this mission, we have developed a long-term strategy built on being a global technology solutions company that uses cloud-based and other software, coupled with end-to-end smart-edge hardware and services solutions, to help our customers deliver on the promise of an omni-channel experience. We believe that our mission and long-term strategy position NCR to continue to drive sustainable revenue, profit and cash flow, and to improve value for all of our stakeholders.

To deliver on our mission and strategy, we are focused on the following main initiatives in 2018:

•	Strategic and Recurring Revenue - Continuing our focus on cloud, software platform, smart-edge devices and professional and managed services to drive profitable revenue and operating income.

•	Sales Effectiveness - Providing our sales force with the training, tools, support and coverage model necessary to optimize efficiency and achieve our sales plan.

•
Services Transformation - Driving performance and sustainable margin improvement by focusing on productivity and efficiency improvements, expanding our remote diagnostics and repair capabilities, creating greater discipline in our product lifecycle management, and employing a higher mix of managed services.

•
Evolving our Business Model - Continuing the shift in our business model to provide innovative end-to-end solutions for our customers, with best in class support while keeping an efficient cost structure to create competitive advantage.

•
New Products - Launching new industry products, powered by our platform software with best in class product lifecycle management and go-to-market support, and migrating and releasing existing licensed software products as cloud-based products.

•
Operating Model Innovation - Eliminating waste, utilizing effective product lifecycle management, increasing productivity, using technology as an enabler, and executing on business process improvements to reduce costs and use savings to invest in strategic initiatives, product innovation and people.

•	Customer Experience - Improving the customer experience by improving solution quality, availability and security.

•	Team and Talent - Developing and retaining top talent by deploying competitive recruiting and training programs, evolving our brand, and continuously engaging with employees.

Consistent with the foregoing, we are evaluating certain initiatives focused on realigning resources and optimizing our portfolio of software solutions, accelerating structural changes in our services business and streamlining our hardware operations, particularly in supply chain and manufacturing. In addition, we plan, in pursuing our strategy, to continue to manage our costs effectively, to selectively pursue acquisitions and divestitures that promote our strategy, and to selectively penetrate market adjacencies in single and emerging growth industry segments.

Potentially significant risks to the execution of our initiatives and achievement of our strategy include the strength of demand for automated teller machines and other financial services hardware and its effect on our businesses; domestic and global economic and credit conditions including, in particular, those resulting from the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial services and retail industries, new comprehensive U.S. tax legislation, modified or new global or regional trade agreements, the determination by the United Kingdom to exit the European Union, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices; our ability to transform our business model and to sell higher-margin software and services, including our ability to successfully streamline our hardware operations; the success of our restructuring plans and cost reduction initiatives; our ability to improve execution in our sales and services organizations; market acceptance of new solutions and competition in the information technology industry; cybersecurity risks and compliance with data privacy and protection requirements; disruptions in or problems with our data center hosting facilities; defects or errors in our products; the historical seasonality of our sales; tax rates and new US tax legislation; and foreign currency fluctuations. For further information on potential risks and uncertainties see Item 1A "Risk Factors."

RESULTS OF OPERATIONS

The following table shows our results for the years ended December 31:

In millions	2017	2016	2015
Revenue	$6,516	$6,543	$6,373
Gross margin	1,864	1,782	1,469
Gross margin as a percentage of revenue	28.6%	27.2%	23.1%
Operating expenses
Selling, general and administrative expenses	$932	$926	$1,042
Research and development expenses	256	242	230
Restructuring-related charges	—	15	62
Income from operations	$676	$599	$135

The following tables show our revenue by geographic theater for the years ended December 31:

In millions	2017	% of Total	2016	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Americas	$3,809	59%	$3,743	57%	2%	4%
Europe, Middle East Africa (EMEA)	1,786	27%	1,896	29%	(6)%	(4)%
Asia Pacific (APJ)	921	14%	904	14%	2%	3%
Consolidated revenue	$6,516	100%	$6,543	100%	—%	1%

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Americas	$3,743	57%	$3,499	55%	7%	11%
Europe, Middle East Africa (EMEA)	1,896	29%	1,964	31%	(3)%	2%
Asia Pacific (APJ)	904	14%	910	14%	(1)%	1%
Consolidated revenue	$6,543	100%	$6,373	100%	3%	7%

The following table shows our revenue by segment for the years ended December 31:

In millions	2017	% of Total	2016	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Software	$1,900	29%	$1,841	28%	3%	3%
Services	2,373	37%	2,306	35%	3%	3%
Hardware	2,243	34%	2,396	37%	(6)%	(2)%
Consolidated revenue	$6,516	100%	$6,543	100%	—%	1%

In millions	2016	% of Total	2015	% of Total	% Increase (Decrease)	% Increase (Decrease) Adjusted Constant Currency (1)
Software	$1,841	28%	$1,747	27%	5%	6%
Services	2,306	35%	2,218	35%	4%	6%
Hardware	2,396	37%	2,408	38%	—%	9%
Consolidated revenue	$6,543	100%	$6,373	100%	3%	7%

(1) The tables above include presentations of period-over-period revenue growth or decline on an adjusted constant currency or constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure that excludes the effects of foreign currency fluctuations. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates. Revenue growth on an adjusted constant currency basis excludes the effects of foreign currency fluctuations and the impact of the IPS divestiture, and is calculated by translating prior period revenue growth at current period monthly average exchange rates and, for the 2016 comparison, by excluding the prior period results of the divested IPS business for the comparable period after the completion of the sale in May 2016. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations and adjusting for the impact of the IPS divestiture is useful for assessing the underlying performance of our business and provides additional insight into historical and/or future performance, and our management uses revenue growth adjusted for constant currency and the impact of the IPS divestiture to evaluate period-over-period operating performance on a more consistent and comparable basis. These non-GAAP measures should not be considered substitutes for, or superior to, period-over-period revenue growth under GAAP.

The following table provides a reconciliation of region revenue % growth (GAAP) to revenue % growth adjusted constant currency (non-GAAP) for the years ended December 31:

	2017				2016
	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture Impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Americas	2%	—%	(2)%	4%	7%	—%	(4)%	11%
EMEA	(6)%	(1)%	(1)%	(4)%	(3)%	(2)%	(3)%	2%
APJ	2%	1%	(2)%	3%	(1)%	—%	(2)%	1%
Consolidated revenue	—%	—%	(1)%	1%	3%	(1)%	(3)%	7%

The following table provides a reconciliation of segment revenue % growth (GAAP) to revenue % growth adjusted constant currency (non-GAAP) for the years ended December 31:

	2017				2016
	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Divestiture Impact	Revenue % Growth Adjusted Constant Currency (non-GAAP)
Software	3%	—%	—%	3%	5%	(1)%	—%	6%
Services	3%	—%	—%	3%	4%	(2)%	—%	6%
Hardware	(6)%	1%	(5)%	(2)%	—%	—%	(9)%	9%
Consolidated Revenue	—%	—%	(1)%	1%	3%	(1)%	(3)%	7%

2017 compared to 2016 results discussion

Revenue

Revenue was flat in 2017 from 2016 due to growth in Software and Services revenue offset by lower Hardware revenue. Foreign currency fluctuations did not have a significant impact on the revenue comparison and the IPS divestiture unfavorably impacted the revenue comparison by 1%.

Software revenue increased 3% driven by growth in cloud, software maintenance, and professional services. Services revenue increased 3% from 2016 driven by growth in both implementation services and hardware maintenance services. Hardware revenue was down 6% due to declines in Automated Teller Machine (ATM) revenue and consumables revenue as a result of the IPS divestiture, offset by increases in self-checkout (SCO) and point-of-sale (POS) revenue.

Gross Margin

Gross margin as a percentage of revenue was 28.6% in 2017 compared to 27.2% in 2016. Gross margin for the year ended December 31, 2017 included $1 million benefit from pension mark-to-market adjustments, $11 million related to restructuring and transformation costs, and $50 million related to amortization of acquisition related intangible assets. Gross margin for the year ended December 31, 2016 included $38 million expense from pension mark-to-market adjustments, $4 million related to restructuring and transformation costs, and $58 million related to amortization of acquisition related intangible assets. Excluding these items, gross margin increased approximately 70 basis points driven by continued focus on productivity improvements in our Services segment.

2016 compared to 2015 results discussion

Revenue

Revenue increased 3% in 2016 from 2015 due to growth in Software and Services. Foreign currency fluctuations and the IPS divestiture unfavorably impacted the revenue comparison by 1% and 3%, respectively.

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

Effects of Pension, Postemployment, and Postretirement Benefit Plans

NCR's income from continuing operations for the years ended December 31 was impacted by certain employee benefit plans as reflected in the table below:

In millions	2017	2016	2015
Pension expense	$36	$103	$464
Postemployment expense	24	10	17
Postretirement (benefit)	(3)	(11)	(15)
Total expense	$57	$102	$466

In 2017, pension expense was $36 million compared to $103 million in 2016 and $464 million in 2015. In 2017, pension expense included actuarial losses of $28 million compared to $85 million in 2016. Discount rates in 2017 remained consistent with 2016 and actuarial losses in 2017 were primarily due to a mortality update in the United States. Actuarial losses in 2016 were due to a decrease in the discount rate from the prior year, offset by a higher than expected return on global pension assets. In 2017, approximately 82% of the pension expense was included in operating expenses, with the remaining 18% included in cost of products and services. In 2015, pension expense included a settlement loss of $427 million related to the completion of the transfer of NCR's UK London pension plan to an insurer, in addition to actuarial losses of $29 million. The actuarial losses were primarily attributable to lower than expected return on U.S. pension assets, partially offset by an increase in the discount rate.

Postemployment expense (severance and disability medical) was $24 million in 2017 compared to $10 million in 2016 and $17 million in 2015. In July 2014, the Company announced a restructuring plan to strategically reallocate resources and position the Company to focus on higher growth, higher margin opportunities and recorded a related charge of zero, $4 million, and $1 million in the years ended December 31, 2017, 2016, and 2015 respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6 million to $932 million in 2017 from $926 million in 2016. As a percentage of revenue, these expenses were 14.3% in 2017 and 14.2% in 2016. In 2017, selling, general and administrative expenses included $12 million of pension mark-to-market adjustments, $65 million of acquisition-related amortization of intangibles, $5 million of acquisition-related costs, and $14 million of transformation costs. In 2016, selling, general and administrative expenses included $24 million of pension mark-to-market adjustments, $7 million of acquisition-related costs, $65 million of acquisition-related amortization of intangibles and $7 million of restructuring and transformation costs. Excluding these items, selling, general and administrative expenses increased as a percentage of revenue from 12.6% in 2016 to 12.8% in 2017 due to increased sales investment as we expand our strategic offers and go to market strategy.

Selling, general, and administrative expenses decreased $116 million to $926 million in 2016 from $1,042 million in 2015. As a percentage of revenue, these expenses were 14.2% in 2016 and 16.4% in 2015. In 2016, selling, general, and administrative expenses included $24 million of pension mark-to-market adjustments, $7 million of acquisition-related costs, $65 million of acquisition-related amortization of intangibles and $7 million of restructuring and transformation costs. In 2015, selling, general, and administrative expenses included $123 million of pension mark-to-market adjustments, $11 million of acquisition-related costs, $62 million of amortization of acquisition-related intangible assets, a $20 million reserve on a subcontracting arrangement in emerging industries in Middle East Africa and $1 million of OFAC and FCPA related legal costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 12.9% in 2015 to 12.6% in 2016 due to the continued cost reduction actions focused on limiting discretionary spending and the benefit of cost savings from the restructuring program initiated in 2014.

Research and Development Expenses

Research and development expenses increased $14 million to $256 million in 2017 from $242 million in 2016. As a percentage of revenue, these costs were 3.9% in 2017 and 3.7% in 2016. In 2017, research and development expenses included $17 million of pension mark-to-market adjustments and $4 million of transformation costs. In 2016, research and development expenses included $23 million of pension mark-to-market adjustments and zero of transformation costs. After considering this item, research and development expenses increased from 3.3% in 2016 to 3.6% in 2017 driven by planned incremental investments to further advance our software and hardware solutions.

Research and development expenses increased $12 million to $242 million in 2016 from $230 million in 2015. As a percentage of revenue, these costs were 3.7% in 2016 and 3.6% in 2015. Research and development expenses included pension mark-to-market adjustments of $23 million in 2016 and $18 million in 2015. After considering this item, research and development expenses remained consistent as a percentage of revenue at 3.3%.

Restructuring-Related Charges

In 2016, the Company recorded restructuring-related charges of $15 million related to the restructuring program announced in 2014. The charges consist of severance and other employee related costs of $4 million, other exit costs of $9 million and asset-related charges of $2 million.

In 2015, the Company recorded restructuring-related charges of $62 million related to the restructuring program announced in July 2014. The charges consist of severance and other employee related costs of $20 million, other exit costs of $13 million and asset-related charges of $29 million.

Interest Expense

Interest expense was $163 million in 2017 compared to $170 million in 2016 and $173 million in 2015. Interest expense in all years was primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility.

Other Expense

Other (expense), net was $31 million in 2017 compared to $50 million in 2016 and $57 million in 2015. Interest income was $3 million in 2017, $4 million in 2016 and $5 million in 2015. In 2017, other (expense), net included $26 million related to losses from foreign currency fluctuations and foreign exchange contracts and $8 million in bank-related fees. In 2016, other (expense), net included $40 million related to losses from foreign currency fluctuations and foreign exchange contracts, $8 million in bank-related fees, $6 million related to the loss on sale of the IPS business and entity liquidations. In 2015, other (expense), net included $21 million related to losses from foreign currency fluctuations and foreign exchange contracts, $9 million in bank-related fees, and $34 million related to the loss on the then pending sale of the IPS business.

Income Taxes

Our effective tax rate was 50% in 2017, 24% in 2016, and (58)% in 2015. During 2017, our tax rate includes a provisional charge of approximately $130 million as a result of the impact of U.S. Tax Reform enacted in December 2017. The provisional charge primarily relates to the application of the newly enacted 21% corporate income tax rate to our net U.S deferred income tax assets in addition to the repatriation tax. The $130 million provisional charge represents NCR’s current best estimate, which may be refined and adjusted over the course of 2018. During 2016, our tax rate was impacted by a less favorable mix of earnings, primarily driven by actuarial pension losses in foreign jurisdictions with a valuation allowance against deferred tax assets. During 2015, there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom. Refer to Note 8, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on the settlement of the UK London pension plan. Additionally, we favorably settled examinations with Canada for tax years 2002 through 2006 that resulted in a tax benefit of $10 million in 2015.

During 2014, the Internal Revenue Service (IRS) finalized an examination of our 2009 and 2010 income tax returns and commenced an examination of our 2011, 2012 and 2013 income tax returns, which is ongoing. While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2018, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. These resolutions could have a material impact on the effective tax rate in 2018.

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

Loss from Discontinued Operations

In 2017, loss from discontinued operations was $5 million, net of tax, primarily related to updates in estimates and assumptions for the Fox River reserve partially offset by insurance recoveries received during the year.

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

Revenue and Operating Income by Segment

As described in Note 12, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements, the Company manages and reports its businesses in the following segments:

•
Software - Our software offerings include industry-based software platforms, applications and application suites for the financial services, retail, hospitality and small business industries. We also offer a portfolio of other industry-oriented software applications including cash management software, video banking software, fraud and loss prevention applications, check and document imaging, remote-deposit capture and customer-facing mobile and digital banking applications for the financial services industry; and secure electronic and mobile payment solutions, sector-specific point of sale software applications, and back-office inventory and store and restaurant management applications for the retail and hospitality industries. Additionally, we provide ongoing software support and maintenance services, as well as consulting and implementation services for our software solutions.

•
Services - Our global end-to-end services solutions include assessment and preparation, staging, installation, implementation, and maintenance and support for our solutions. We also provide systems management and complete managed services for our product offerings. In addition, we provide installation, maintenance and servicing for third party networking products and computer hardware from select manufacturers.

•
Hardware - Our hardware solutions include our suite of financial-oriented self-service ATM-related hardware, and our retail- and hospitality-oriented point of sale terminal, self-checkout kiosk and related hardware. We also offer other self-service kiosks, such as self-check in/out kiosks for airlines, and wayfinding solutions for buildings and campuses.

Each of these segments derives its revenue by selling in the sales theaters in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain non-operational items from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under GAAP. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. Our segment results are reconciled to total Company results reported under GAAP in Note 12, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations and the IPS divestiture as it relates to our segment revenue due to their significance.

Software Segment

The following table presents the Software revenue and segment operating income for the years ended December 31:

In millions	2017	2016	2015
Revenue	$1,900	$1,841	$1,747
Operating income	$567	$577	$539
Operating income as a percentage of revenue	29.8%	31.3%	30.9%

Software revenue increased 3% in 2017 compared to 2016 driven by growth in cloud revenue of 6%, software maintenance revenue of 1%, professional services revenue of 5%, offset by a decline in software license revenue of 1%. Cloud revenue increased due to prior period bookings. Software maintenance revenue grew due to software license growth in prior periods. Professional services revenue grew due to demand for the Company's channel transformation and digital enablement solutions. Software license revenue declined due to lower software license revenue attached to hardware. Foreign currency fluctuations had no impact on the revenue comparison.

Software revenue increased 5% in 2016 compared to 2015 driven by growth in software license revenue of 13%, software maintenance revenue of 7%, cloud revenue of 4% and professional services revenue of 2%. Growth in software license revenue was driven primarily by store transformation and attached software revenue driven by the increase in hardware sales. Software maintenance revenue grew due to the growth in software licenses in prior periods and cloud revenue growth was due to growth in the financial services and hospitality industries. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison of 1%.

Operating income decreased in 2017 compared to 2016 driven by the decrease in software license revenue but partially offset by improved efficiency in cloud and software maintenance. Operating income increased in 2016 compared to 2015 driven by higher revenue.

Services Segment

The following table presents the Services revenue and segment operating income for the years ended December 31:

In millions	2017	2016	2015
Revenue	$2,373	$2,306	$2,218
Operating income	$288	$201	$194
Operating income as a percentage of revenue	12.1%	8.7%	8.7%

Services revenue increased 3% in 2017 compared to 2016 primarily driven by growth in implementation services as well as hardware maintenance as a result of our focus on improving the customer experience. Foreign currency fluctuations had no impact on the year-over-year revenue comparison.

Services revenue increased 4% in 2016 compared to 2015 primarily driven by growth in implementation, hardware maintenance and managed services as a result of our focus on improving the customer experience. Foreign currency fluctuations negatively impacted the year-over-year revenue comparison by 2%.

Operating income increased in 2017 compared to 2016 primarily driven by continued focus on productivity and efficiency improvements. Operating income increased in 2016 compared to 2015 primarily driven by higher revenue.

Hardware Segment

The following table presents the Hardware revenue and segment operating income for the years ended December 31:

In millions	2017	2016	2015
Revenue	$2,243	$2,396	$2,408
Operating (loss) income	$(2)	$62	$87
Operating (loss) income as a percentage of revenue	(0.1)%	2.6%	3.6%

On May 27, 2016, NCR completed the sale of substantially all of the IPS business to Atlas Holdings LLC, which excluded the IPS operations in the Middle East and Africa (MEA). Accordingly, the Hardware segment revenue and operating income results exclude the results of the IPS operations, except for the IPS MEA operations, from May 27, 2016 through the end of 2017.

Hardware revenue decreased 6% in 2017 compared to 2016 driven by the impact of the IPS divestiture in the prior year and declines in ATM revenue of 17% partially offset by growth in self-checkout revenue of 16% and point-of-sale revenue of 20%. Self-checkout revenue increased due to store transformation. Point-of-sale revenue increased due to growth from a new solution in the petroleum and convenience sector. ATM revenue decreased mainly due to due to delays in customer spending in North America as well as declines in the Middle East and Africa. Foreign currency fluctuations positively impacted the year-over-year comparison by 1% and the IPS divestiture negatively impacted the year-over-year revenue comparison by 5%.

Hardware revenue was relatively flat in 2016 compared to 2015 with growth in ATM revenue of 3% and self-checkout revenue of 88% offset by declines in point-of-sale revenue of 3% and IPS revenue as a result of the divestiture. ATM revenue increased mainly due to new product introductions and branch transformation, and self-checkout revenue increased due to store transformation. Point-of-sale revenue was down mainly in the retail industry. Foreign currency fluctuations and the IPS divestiture negatively impacted the year-over-year revenue comparison by 0% and 9%, respectively.

Operating income decreased in 2017 compared to 2016 driven by lower volume and the impact on new product introductions. Operating income decreased in 2016 compared to 2015 due to a decline in gross margins attributable to expenses associated with new product launches. The gross margin rate in 2016 was negatively impacted by higher initial expenses from the roll-out of a new ATM product family and macroeconomic challenges.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2017, cash provided by operating activities was $755 million and in the year ended December 31, 2016 cash provided by operating activities was $894 million. The decrease was due to lower working capital, partially offset by higher operating income.

NCR’s management uses a non-GAAP measure called “free cash flow” to assess the financial performance of the Company. We define free cash flow as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, less additions to capitalized software plus discretionary pension contributions and settlements. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition of this measure may differ from that of other companies. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and investments, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to NCR’s non-GAAP measure of free cash flow for the years ended December 31:

In millions	2017	2016	2015
Net cash provided by operating activities	$755	$894	$681
Capital expenditures for property, plant and equipment	(128)	(73)	(79)
Additions to capitalized software	(166)	(154)	(150)
Net cash used in discontinued operations	(8)	(39)	(43)
Pension discretionary contributions and settlements	—	—	—
Free cash flow (non-GAAP)	$453	$628	$409

In 2017, net cash provided by operating activities decreased $139 million, and net cash used in discontinued operations decreased $31 million, which contributed to a net decrease in free cash flow of $175 million in comparison to 2016. Additionally, capital expenditures for property, plant and equipment increased $55 million primarily due to expenditures related to the new global headquarters in Atlanta Georgia. Expenditures related to the new global headquarters were approximately $60 million offset by approximately $44 million of reimbursements by the lessor which was included in net cash provided by operating activities. Additions to capitalized software increased $12 million due to continued investment in software solution enhancements. The net cash used in discontinued operations in 2017 was lower than 2016 primarily due to decreased litigation payments associated with the Fox River and Kalamazoo environmental matters as well as insurance settlements received in 2017.

In 2016, net cash provided by operating activities increased $213 million, and net cash used in discontinued operations decreased $4 million, which contributed to a net increase in free cash flow of $219 million in comparison to 2015. Additionally, capital expenditures decreased $6 million and capitalized software additions increased $4 million due to continued investment in software solution enhancements. The net cash used in discontinued operations in 2016 was lower than 2015 primarily due to lower remediation payments associated with the Fox River environmental matter.

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

Our financing activities primarily include proceeds from the issuance of preferred stock, employee stock plans, borrowings on term credit facilities and the issuance of unsecured notes, as well as payments made for share repurchases, repayments of term credit facilities and tax withholding on behalf of employees. During the years ended December 31, 2017 and 2016, we repurchased a total of $350 million and $250 million, respectively, of our common stock. During the year ended December 31, 2015, we issued and sold shares of our Series A Convertible Preferred Stock for $820 million, less $26 million of issuance costs, and completed a share repurchase by modified "Dutch auction" tender offer for $1 billion, plus $5 million of issuance costs. During the years ended December 31, 2017, 2016 and 2015, proceeds from employee stock plans were $15 million in all periods. During the years ended December 31, 2017, 2016 and 2015, payments made for tax withholding on behalf of employees totaled $31 million, $16 million and $16 million, respectively.

Long Term Borrowings As of December 31, 2017, our senior secured credit facility consisted of a term loan facility with an aggregate principal amount outstanding of $810 million, and a revolving credit facility in an aggregate principal amount of $1.10 billion, of which none was outstanding. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2017, there were no letters of credit outstanding. As of December 31, 2016, the outstanding principal balance of the term loan facility was $866 million and no amounts were outstanding under the revolving credit facility.

As of December 31, 2017 and 2016, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of December 31, 2017 and December 31, 2016, the Company had no amounts outstanding under the facility.

See Note 5, "Debt Obligations" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for further information on the senior secured credit facility, the senior unsecured notes and the trade receivables securitization facility.

Employee Benefit Plans We expect to make pension, postemployment and postretirement plan contributions of approximately $92 million in 2018. See Note 8, “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our pension, postemployment and postretirement plans.

Restructuring Program In 2014, we announced a restructuring plan to strategically reallocate resources so that we can focus on higher-growth, higher-margin opportunities in the software-driven omni-channel industry and as of March 31, 2017, this plan was complete. Refer to Note 14, "Restructuring Plan" of the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our restructuring plan.

In addition to the above, we remain focused on continuing our transformation to build share in the most promising growth areas while driving further operating efficiencies. To accelerate our transformation journey, we are evaluating programs to prioritize driving sustainable margin improvement, higher productivity and process efficiencies focusing on investing in software products that accelerate growth, driving growth in services through structural improvements and optimizing its hardware production, sourcing and supply chain strategy. As we finalize these programs, NCR expects to incur a related pre-tax charge over the next two years in the range of approximately $200 million to $250 million, with $100 million to $150 million in 2018, that will be included in income from operations. The cash impact of the restructuring plan is expected to be approximately $150 million to $200 million over the next two years, with $100 million in 2018. We plan to achieve run-rate savings of approximately $150 million per year by 2020.

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears and payable in-kind for the first sixteen dividend payments, after which, dividends will be payable in cash or in-kind at the option of the Company. During the twelve months ended December 31, 2017 and 2016, the Company paid dividends-in-kind of $45 million and $47 million, respectively, associated with the Series A Convertible Preferred Stock. As of December 31, 2017 and 2016, the Company had accrued dividends of $3 million and $3 million, respectively. There were no cash dividends declared in the years ended December 31, 2017 and 2016.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share and a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of December 31, 2017 and 2016, the maximum number of common shares that could be required to be issued if converted was 27.5 million and 29.0 million shares, respectively, which would represent approximately 18% and 19% of our outstanding common stock as of December 31, 2017 and 2016 including the preferred shares on an as-converted basis.

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

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries were $442 million and $428 million at December 31, 2017 and 2016, respectively. As a result of U.S. Tax Reform, including the repatriation tax, in general we will not be subject to additional U.S. taxes if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise. However, we may be subject to foreign withholding taxes, which could be significant.

Summary As of December 31, 2017, our cash and cash equivalents totaled $537 million and our total debt was $3.01 billion. Our borrowing capacity under our senior secured credit facility was $1.10 billion and under our trade receivables securitization facility was $200 million at December 31, 2017. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Report. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to the Fox River environmental matter, debt servicing obligations, payments related to transformation initiatives, and our operating requirements for the next twelve months.

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2017 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2018	2019 - 2020	2021 - 2022	2023 & Thereafter	All Other
Debt obligations	$3,014	$52	$174	$2,085	$703	$—
Interest on debt obligations	679	150	290	192	47	—
Estimated environmental liability payments	35	22	12	1	—	—
Lease obligations	729	135	161	90	343	—
Purchase obligations	735	679	29	27	—	—
Uncertain tax positions	148	—	—	—	—	148
Total obligations	$5,340	$1,038	$666	$2,395	$1,093	$148

As of December 31, 2017, we had short and long-term debt totaling $2.99 billion, which includes debt issuance costs as a direct reduction from the carrying amount of debt.

For purposes of this table, we used interest rates as of December 31, 2017 to estimate the future interest on debt obligations outstanding as of December 31, 2017 and have assumed no voluntary prepayments of existing debt. See Note 5, "Debt Obligations" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms.

The estimated environmental liability payments included in the table of contractual obligations shown above are related to the Fox River environmental matter. The amounts shown are our expected payments, net of the payment obligations of co-obligors; the amounts do not include an estimate for payments to be received from insurers or indemnification parties. For additional information, refer to Note 9, "Commitments and Contingencies" included in Item 8 of Part II of this Report.

Our lease obligations are primarily for certain sales and manufacturing facilities in various domestic and international locations as well as leases related to equipment and vehicles. Our lease obligations also include future rental amounts owed for our world headquarters in Atlanta commencing after construction completion. Due to ongoing construction, we have included assumptions regarding the total project cost and lease commencement.

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

We have a $148 million liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 6, "Income Taxes" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 8, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. The funded status of NCR’s U.S. pension plan is an underfunded position of $506 million as of December 31, 2017 compared to an underfunded position of $463 million as of December 31, 2016. The increase in our underfunded position is primarily attributable to a change in mortality assumptions in 2017. Our international retirement plans were in an underfunded status of $187 million as of December 31, 2017, as compared to an underfunded status of $194 million as of December 31, 2016. Contributions to international pension plans are expected to be approximately $30 million in 2018.

We also have product warranties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 9, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

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

At December 31, 2017, the maximum consolidated leverage ratio under the senior secured credit facility was 4.35 to 1.00.

Off-Balance Sheet Arrangements We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined by SEC Regulation S-K Item 303 (a) (4) (ii).

See Note 9, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on guarantees associated with our business activities.

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

The allowance for doubtful accounts was $37 million as of December 31, 2017, $41 million as of December 31, 2016, and $47 million as of December 31, 2015. These allowances represent, as a percentage of gross receivables, 2.8% in 2017, 3.1% in 2016, and 3.6% in 2015.

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

Total warranty costs were $43 million in 2017, $42 million in 2016, and $41 million in 2015. Warranty costs as a percentage of total product revenue was 1.7% in 2017, 1.5% in 2016, and 1.5% in 2015. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

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

We performed our annual impairment assessment of goodwill during the fourth quarter of 2017, which did not indicate an impairment existed. The reporting unit with the lowest percentage by which the fair value exceeded the carrying value was the Hardware reporting unit, where the excess of fair value over carrying value was approximately 20%. We are in the process of identifying initiatives to accelerate our transformation to improve profitability in our Hardware segment through optimizing our production, sourcing and supply chain strategy.

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

Pension, Postretirement and Postemployment Benefits We sponsor domestic and foreign defined benefit pension and postemployment plans as well as domestic postretirement plans. As a result, we have significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, total and involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants advise us about subjective factors such as withdrawal rates and mortality rates to use in our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Ongoing pension, postemployment and postretirement expense impacts all of our segments. Pension mark-to-market adjustments, settlements, curtailments and special termination benefits are excluded from our segment results as those items are not included in the evaluation of segment performance. See Note 12, "Segment Information and Concentrations," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to income from operations.

The key assumptions used in developing our 2017 expense were discount rates of 3.4% for our U.S. pension plan and 3.2% for our postretirement plan, and an expected return on assets assumption of 3.5% for our U.S. pension plan in 2017. The U.S. plan represented 60% of the pension obligation and 100% of the postretirement medical plan obligation as of December 31, 2017. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plan would have increased or decreased 2017 ongoing pension expense by approximately $3 million and would have had an immaterial impact on 2017 postretirement income. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2017 ongoing pension expense by approximately $4 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. For 2018, we intend to use discount rates of 3.2% and 3.1% in determining the 2018 U.S. pension and postretirement expense, respectively. We intend to use an expected rate of return on assets assumption of 3.1% for the U.S. pension plan.

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

The most significant assumption used in developing our 2018 postemployment plan expense is the assumed rate of involuntary turnover of 4.8%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2017 expense by approximately $2 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate.

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

The most significant legal contingencies impacting our Company relates to the Fox River and Kalamazoo River matters, which are further described in detail in Note 9, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. NCR has been identified as a potentially responsible party (PRP) at both sites.

As described below and in Note 9, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, while substantial progress has been made in the Fox River clean-up including a consent decree that establishes the general limits on NCR’s liability therefor (it is subject to appeal), and while significant litigation activities have taken place with respect to the Kalamazoo River, the extent of our potential liabilities continues to be subject to significant uncertainties described below.

Our net reserve for the Fox River matter as of December 31, 2017 was approximately $35 million as further discussed in Note 9, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for the Fox River matter as additional information becomes available and, when warranted, makes appropriate adjustments.

Income Taxes We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. As a result of this determination, we had valuation allowances of $415 million as of December 31, 2017 and $445 million as of December 31, 2016, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets.
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
The Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform") was enacted in December 2017. The legislation significantly changes U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. The legislation reduces the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. The SEC staff issued guidance to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have recognized the provisional impacts related to the one-time repatriation tax and remeasurement of deferred tax balances and included these estimates in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may materially differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of U.S. Tax Reform. In addition, foreign governments may enact tax laws in response to the U.S. legislation that could result in further changes to global taxation and materially affect our financial position and results of operations.

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
The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December 31, 2017, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $2.5 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely unless it is determined that future repatriation would give rise to little or no net tax costs.
Refer to Note 6, "Income Taxes" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for disclosures related to foreign and domestic pretax income, foreign and domestic income tax (benefit) expense and the effect foreign taxes have on our overall effective tax rate.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $23 million as of December 31, 2017 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly weaker in 2017 compared to 2016 based on comparable weighted averages for our functional currencies. This had no impact on 2017 revenue versus 2016 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 73% of our borrowings were on a fixed rate basis as of December 31, 2017. The increase in pre-tax interest expense for the twelve months ended December 31, 2017 from a hypothetical 100 basis point increase in variable interest rates would be approximately $11 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2017, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of NCR Corporation and its subsidiaries (the "Company") (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for employee share-based payments in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 26, 2018
We have served as the Company’s auditor since 1993.

NCR Corporation
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2017	2016	2015
Product revenue	$2,579	$2,737	$2,711
Service revenue	3,937	3,806	3,662
Total revenue	6,516	6,543	6,373
Cost of products	2,026	2,102	2,072
Cost of services	2,626	2,659	2,832
Selling, general and administrative expenses	932	926	1,042
Research and development expenses	256	242	230
Restructuring-related charges	—	15	62
Total operating expenses	5,840	5,944	6,238
Income from operations	676	599	135
Interest expense	(163)	(170)	(173)
Other (expense), net	(31)	(50)	(57)
Income (loss) from continuing operations before income taxes	482	379	(95)
Income tax expense	242	92	55
Income (loss) from continuing operations	240	287	(150)
Loss from discontinued operations, net of tax	(5)	(13)	(24)
Net income (loss)	235	274	(174)
Net income attributable to noncontrolling interests	3	4	4
Net income (loss) attributable to NCR	$232	$270	$(178)
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$237	$283	$(154)
Series A convertible preferred stock dividends	(47)	(49)	(4)
Deemed dividend on modification of Series A convertible preferred stock	(4)	—	—
Deemed dividend on Series A convertible preferred stock related to redemption	(58)	—	—
Income (loss) from continuing operations attributable to NCR	128	234	(158)
Loss from discontinued operations, net of tax	(5)	(13)	(24)
Net income (loss) attributable to NCR common stockholders	$123	$221	$(182)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$1.05	$1.86	$(0.94)
Diluted	$1.01	$1.80	$(0.94)
Net income (loss) per common share
Basic	$1.01	$1.76	$(1.09)
Diluted	$0.97	$1.71	$(1.09)
Weighted average common shares outstanding
Basic	121.9	125.6	167.6
Diluted (continuing operations)	127.0	157.4	167.6
Diluted (net income)	127.0	129.2	167.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Comprehensive Income

For the years ended December 31 (in millions)	2017	2016	2015
Net income (loss)	$235	$274	$(174)
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	39	(57)	(50)
Derivatives
Unrealized gain (loss) on derivatives	(16)	19	10
Gains on derivatives arising during the period	(1)	(1)	(7)
Less income tax benefit (expense)	3	(4)	(1)
Employee benefit plans
Prior service benefit	—	—	9
Amortization of prior service cost	(11)	(19)	(21)
Net (loss) gain arising during the period	(13)	(1)	43
Amortization of actuarial (loss) gain	(2)	(2)	2
Less income tax benefit (expense)	5	5	(2)
Other comprehensive income (loss)	4	(60)	(17)
Total comprehensive income (loss)	239	214	(191)
Less comprehensive income attributable to noncontrolling interests:
Net income	3	4	4
Currency translation adjustments	(2)	(5)	(3)
Amounts attributable to noncontrolling interests	1	(1)	1
Comprehensive income (loss) attributable to NCR common stockholders	$238	$215	$(192)
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$537	$498
Accounts receivable, net	1,270	1,282
Inventories	780	699
Other current assets	243	278
Total current assets	2,830	2,757
Property, plant and equipment, net	341	287
Goodwill	2,741	2,727
Intangibles, net	578	672
Prepaid pension cost	118	94
Deferred income taxes	460	575
Other assets	586	561
Total assets	$7,654	$7,673
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$52	$50
Accounts payable	762	781
Payroll and benefits liabilities	219	234
Deferred service revenue and customer deposits	458	468
Other current liabilities	398	432
Total current liabilities	1,889	1,965
Long-term debt	2,939	3,001
Pension and indemnity plan liabilities	798	739
Postretirement and postemployment benefits liabilities	133	127
Income tax accruals	148	142
Other liabilities	200	138
Total liabilities	6,107	6,112
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	15	15
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.8 shares issued and outstanding as of December 31, 2017 and 0.9 shares issued and outstanding as of December 31, 2016; redemption amount and liquidation preference of $825 and $870 as of December 31, 2017 and 2016, respectively	810	847
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 122.0 and 124.6 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1	1
Paid-in capital	60	32
Retained earnings	857	867
Accumulated other comprehensive loss	(199)	(205)
Total NCR stockholders’ equity	719	695
Noncontrolling interests in subsidiaries	3	4
Total stockholders’ equity	722	699
Total liabilities and stockholders’ equity	$7,654	$7,673
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2017	2016	2015
Operating activities
Net income (loss)	$235	$274	$(174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	5	13	24
Depreciation and amortization	354	344	308
Stock-based compensation expense	77	61	42
Deferred income taxes	173	10	24
Gain on sale of property, plant and equipment and other assets	(3)	—	(2)
Loss on divestiture	—	2	—
Impairment of long-lived and other assets	1	2	63
Changes in assets and liabilities:
Receivables	29	(89)	28
Inventories	(68)	(86)	(46)
Current payables and accrued expenses	(78)	216	8
Deferred service revenue and customer deposits	10	88	19
Employee benefit plans	(4)	33	384
Other assets and liabilities	24	26	3
Net cash provided by operating activities	755	894	681
Investing activities
Expenditures for property, plant and equipment	(128)	(73)	(79)
Proceeds from sales of property, plant and equipment	6	—	19
Additions to capitalized software	(166)	(154)	(150)
Business acquisitions, net	(8)	—	—
Proceeds from divestiture	3	47	—
Other investing activities, net	3	(9)	1
Net cash used in investing activities	(290)	(189)	(209)
Financing activities
Short term borrowings, net	(4)	(8)	8
Payments on term credit facilities	(61)	(97)	(383)
Payments on revolving credit facilities	(1,940)	(1,431)	(1,694)
Borrowings on revolving credit facilities	1,940	1,331	1,698
Debt issuance costs	—	(9)	—
Series A convertible preferred stock issuance, net of issuance costs of $26 million	—	—	794
Tender offer, including costs of $5 million	—	—	(1,005)
Repurchases of Company common stock	(350)	(250)	—
Tax withholding payments on behalf of employees	(31)	(16)	(16)
Proceeds from employee stock plans	15	15	15
Other financing activities	(3)	(2)	—
Net cash used in financing activities	(434)	(467)	(583)
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(8)	(39)	(43)
Effect of exchange rate changes on cash and cash equivalents	16	(29)	(29)
Increase (decrease) in cash and cash equivalents	39	170	(183)
Cash and cash equivalents at beginning of period	498	328	511
Cash and cash equivalents at end of period	$537	$498	$328

Supplemental data
Cash paid during the year for:
Income taxes	$98	$66	$60
Interest	$159	$155	$163
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Changes in Stockholders' Equity

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
in millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2014	169	$2	$442	$1,563	$(136)	$12	$1,883
Comprehensive income (loss):
Net income (loss)	—	—	—	(178)	—	2	(176)
Other comprehensive income (loss)	—	—	—	—	(14)	(2)	(16)
Total comprehensive income (loss)	—	—	—	(178)	(14)	—	(192)
Employee stock purchase and stock compensation plans	1	—	50	—	—	—	50
Repurchase of Company Common Stock	(37)	(1)	(492)	(512)	—	—	(1,005)
Series A Convertible Preferred Stock dividends	—	—	—	(4)	—	—	(4)
Sale of noncontrolling interest	—	—	—	—	—	(6)	(6)
December 31, 2015	133	1	—	869	(150)	6	726
Comprehensive income (loss):
Net income (loss)	—	—	—	270	—	2	272
Other comprehensive income (loss)	—	—	—	—	(55)	(2)	(57)
Total comprehensive income (loss)	—	—	—	270	(55)	—	215
Employee stock purchase and stock compensation plans	2	—	59	—	—	—	59
Dividend distribution to minority shareholder	—	—	—	—	—	(2)	(2)
Repurchase of Company common stock	(10)	—	(27)	(223)	—	—	(250)
Series A convertible preferred stock dividends	—	—	—	(49)	—	—	(49)
December 31, 2016	125	1	32	867	(205)	4	699
Comprehensive income (loss):
Net income (loss)	—	—	—	232	—	3	235
Other comprehensive income (loss)	—	—	—	—	6	(2)	4
Total comprehensive income (loss)	—	—	—	232	6	1	239
Cumulative effect of a change in accounting principle related to employee share-based payments	—	—	—	39	—	—	39
Employee stock purchase and stock compensation plans	1	—	61	—	—	—	61
Dividend distribution to minority shareholder	—	—	—	—	—	(2)	(2)
Repurchase of Company common stock	(7)	—	(178)	(172)	—	—	(350)
Series A convertible preferred stock dividends	—	—	—	(47)	—	—	(47)
Deemed dividend on modification of Series A Convertible Preferred Stock	—	—	—	(4)	—	—	(4)
Deemed dividend on redemption of Series A Convertible Preferred Stock	—	—	58	(58)	—	—	—
Redemption of Series A Convertible Preferred Stock	3	—	87	—	—	—	87
December 31, 2017	122	$1	$60	$857	$(199)	$3	$722

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business NCR is a leading global provider of omni-channel technology solutions that enrich the interactions of businesses with their customers. Our solutions are designed to allow businesses in the financial services, retail, hospitality, travel and telecommunications and technology industries to deliver a rich, integrated and personalized experience to consumers across physical and digital commerce channels. Our offerings include a portfolio of omni-channel platform software and other software applications, industry-focused hardware and smart-edge devices including automated teller machines (ATMs), point of sale (POS) terminals and devices and self-service kiosks, and a complete suite of consulting, implementation, maintenance and managed services. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors. Our solutions create value for our customers by increasing productivity allowing them to address consumer demand for convenience, value and individual service across different commerce channels.

Our solutions are based on a foundation of long-established industry knowledge and expertise, omni-channel platform and other software, industry-focused hardware and smart-edge devices and global implementation, consulting, maintenance and customer support services.

Use of Estimates The preparation of financial statements in accordance with generally accepted accounting principles in the United States ( U.S. GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Actual results could differ from those estimates.

Subsequent Events The Company evaluated subsequent events through the date that our Consolidated Financial Statements were issued. Except as described in Note 18, "Subsequent Events", no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the years ended December 31, 2017, 2016, and 2015, the revenue recognized from bill and hold transactions approximated 1% of total revenue.

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

Stock Compensation Stock-based compensation represents the costs related to share-based awards granted to employees and non-employee directors. The Company’s outstanding stock-based compensation awards are classified as equity. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

over the requisite service period. See Note 7, "Stock Compensation Plans" for further information on NCR’s stock-based compensation plans.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) that instituted fundamental changes to the taxation of multinational corporations. See Note 6, "Income Taxes" for additional information on the Company's assessment and related impacts.

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

The holders of Series A Convertible Preferred Stock and unvested restricted stock units do not have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock and unvested restricted stock units do not qualify as participating securities. See Note 7, "Stock Compensation Plans" for share information on NCR’s stock compensation plans.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The components of basic earnings (loss) per share are as follows:

In millions, except per share amounts	Twelve months ended December 31
	2017	2016	2015
Income (loss) from continuing operations	$237	$283	$(154)
Series A convertible preferred stock dividends	(47)	(49)	(4)
Deemed dividend on modification of Series A Convertible Preferred Stock	(4)	—	—
Deemed dividend on Series A Convertible Preferred Stock redemption	(58)	—	—
Net income (loss) from continuing operations attributable to NCR common stockholders	128	234	(158)
Loss from discontinued operations, net of tax	(5)	(13)	(24)
Net income (loss) attributable to NCR common stockholders	$123	$221	$(182)

Denominator
Basic weighted average number of shares outstanding	121.9	125.6	167.6

Basic earnings (loss) per share:
From continuing operations	$1.05	$1.86	$(0.94)
From discontinued operations	(0.04)	(0.10)	(0.15)
Total basic earnings (loss) per share	$1.01	$1.76	$(1.09)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The components of diluted earnings (loss) per share are as follows:

In millions, except per share amounts	Twelve months ended December 31
	2017	2016	2015
Income (loss) from continuing operations	$237	$283	$(154)
Series A convertible preferred stock dividends	(47)	—	(4)
Deemed dividend on modification of Series A Convertible Preferred Stock	(4)	—	—
Deemed dividend on Series A Convertible Preferred Stock redemption	(58)	—	—
Net income (loss) from continuing operations attributable to NCR common stockholders	128	283	(158)
Loss from discontinued operations, net of tax	(5)	(13)	(24)
Series A convertible preferred stock dividends	—	(49)	—
Net income (loss) attributable to NCR common stockholders	$123	$221	$(182)

Basic weighted average number of shares outstanding	121.9	125.6	167.6
Dilutive effect of as-if Series A Convertible Preferred Stock	—	28.2	—
Dilutive effect of employee stock options and restricted stock units	5.1	3.6	—
Denominator - from continuing operations	127.0	157.4	167.6

Basic weighted average number of shares outstanding	121.9	125.6	167.6
Dilutive effect of employee stock options and restricted stock units	5.1	3.6	—
Denominator - total	127.0	129.2	167.6

Diluted earnings (loss) per share:
From continuing operations	$1.01	$1.80	$(0.94)
From discontinued operations	(0.04)	(0.10)	(0.15)
Total diluted earnings (loss) per share	$0.97	$1.71	$(1.09)

For 2017, diluted earnings (loss) per share from continuing operations and total diluted earnings (loss) per share, it is more dilutive to assume the Series A Convertible Preferred Stock is not converted to common stock and therefore weighted average outstanding shares of common stock are not adjusted by the as-if converted Series A Convertible Preferred Stock shown above because the effect would be anti-dilutive. If the as-if converted Series A Convertible Preferred Stock had been dilutive, approximately 27.4 million additional shares, considering the existing and redeemed shares, would have been included in the diluted weighted average number of shares outstanding for the year ended December 31, 2017. For 2017, there were 0.8 million weighted anti-dilutive restricted stock units outstanding.

For 2016, diluted earnings (loss) per share from continuing operations, it is more dilutive to assume the Series A Convertible Preferred Stock is converted to common stock and therefore weighted average outstanding shares of common stock are adjusted by the as-if converted Series A Convertible Preferred Stock. For 2016, total diluted earnings (loss) per share, it is more dilutive to assume the Series A Convertible Preferred Stock is not converted to common stock and therefore weighted average outstanding shares of common stock are not adjusted by the as-if converted Series A Convertible Preferred Stock shown above because the effect would be anti-dilutive. Therefore, total diluted earnings (loss) per share less diluted earnings (loss) per share from continuing operations does not equal diluted earnings (loss) per share from discontinued operations. For 2016, there were 0.4 million weighted anti-dilutive restricted stock units outstanding.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

The following table identifies the activity relating to total capitalized software:

In millions	2017	2016	2015
Beginning balance as of January 1	$345	$311	$257
Capitalization	166	154	150
Amortization	(145)	(118)	(80)
Impairment	—	(2)	(16)
Ending balance as of December 31	$366	$345	$311

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Property, Plant and Equipment Property, plant and equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $86 million, $90 million, and $91 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Refer to Note 3, "Goodwill and Purchased Intangible Assets"  for further discussion.

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

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws, regulations, and standards including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes that the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

the Fox River and Kalamazoo River environmental matters discussed in Note 9, "Commitments and Contingencies" and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2017 cannot currently be reasonably determined or are not currently considered probable.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

We recognized $79 million, $82 million and $59 million in revenue related to Banco Bradesco SA (Bradesco), the parent of Scopus, for the years ended December 31, 2017, 2016 and 2015, respectively, and we had $18 million and $10 million in receivables outstanding from Bradesco as of December 31, 2017 and 2016.

Recent Accounting Pronouncements

Issued

In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard that will supersede current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for the first interim period within annual periods beginning after December 15, 2017, which for NCR is the first quarter of 2018. We will adopt the standard using a modified retrospective approach with an adjustment to retained earnings for the cumulative effect of applying the standard to open contracts as of the adoption date.
The Company has determined our new accounting policies related to the new standard and continues to evaluate the impact on the consolidated financial statements and related disclosures. We continue to believe adoption of the standard will have the following impacts:

•
The new standard removes the current limitation on contingent revenue, and we expect that this may result in revenue being recognized earlier for certain contracts containing multiple performance obligations.

•
The new standard modifies the accounting for the costs to obtain a contract, such as the capitalization and deferral of commission expenses, and we expect that this will be a change to our current policy to expense as incurred for certain recurring revenue streams.

We have designed, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support revenue recognition and the expanded qualitative and quantitative disclosures required under the new standard.

In February 2016, the FASB issued a new leasing standard that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

required to be adopted using the modified retrospective approach. We are in the process of identifying and designing appropriate changes to our business processes, systems and controls to support the new standard, and we are continuing to evaluate the impact of the standard on our consolidated financial statements and related disclosures. At this time the Company cannot estimate the quantitative impact of adopting the new standard, but it is expected to have a material effect to the total assets and total liabilities reported on the consolidated balance sheet, and is not expected to have a material effect to the consolidated statement of operations or the consolidated statement of cash flows.

In August 2016, the FASB issued an accounting standards update which provides guidance regarding the classification of certain cash receipts and cash payments on the statement of cash flows, where specific guidance is provided for issues not previously addressed. This guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2017, with early adoption permitted, and is required to be adopted using a retrospective approach. The adoption of this accounting standard update is not expected to have a material effect on the Company's statement of cash flows.

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

In November 2016, the FASB issued an accounting standards update which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The accounting standard update is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period. The amendment is to be applied retrospectively with early adoption permitted. The adoption of this accounting standard update is not expected to have a material effect on the Company's statement of cash flows.

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

In January 2017, the FASB issued an accounting standards update with new guidance intended to simplify the subsequent measurement of goodwill. The standards update eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019. The adoption of this standards update is not expected to have a material effect on our consolidated financial statements.

In March 2017, the FASB issued an accounting standards update with new guidance on the employer's presentation of defined benefit retirement costs in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period on a retrospective basis. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented, on a retrospective basis. Only the service cost component will be eligible for capitalization in assets and should be applied on a prospective basis. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with early adoption permitted. The adoption of this accounting standard update is not expected to have a material effect on the Company's net income, cash flows or financial condition.

In May 2017, the FASB issued an accounting standards update which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. This update requires modification only if the fair value, vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This guidance is effective prospectively for fiscal years beginning after December 15, 2017, and interim periods therein, with early adoption permitted. The

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

adoption of this accounting standard update is not expected to have a material effect on the Company's net income, cash flows or financial condition.

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

In February 2018, the FASB issued an accounting standards update which will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein, with early adoption permitted. The adoption of this accounting standard update is not expected to have a material effect on the Company's net income, cash flows or financial condition.

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

On December 21, 2017, NCR completed the sale of the MEA assets of the IPS business to Interactive Printer Solutions FZCO for cash consideration of $3 million.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment are included in the tables below. Foreign currency fluctuations are included within other adjustments.

	January 1, 2017						December 31, 2017
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,930	$(7)	$1,923	$—	$—	$14	$1,944	$(7)	$1,937
Services	658	—	658	—	—	—	658	—	658
Hardware	162	(16)	146	—	—	—	162	(16)	146
Total goodwill	$2,750	$(23)	$2,727	$—	$—	$14	$2,764	$(23)	$2,741

	January 1, 2016						December 31, 2016
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,936	$(7)	$1,929	$9	$—	$(15)	$1,930	$(7)	$1,923
Services	658	—	658	—	—	—	658	—	658
Hardware	162	(16)	146	—	—	—	162	(16)	146
Total goodwill	$2,756	$(23)	$2,733	$9	$—	$(15)	$2,750	$(23)	$2,727

As discussed in Note 1, “Basis of Presentation and Significant Accounting Policies,” NCR completed the annual goodwill impairment test during the fourth quarter of 2017. The reporting unit with the lowest percentage by which the fair value exceeded the carrying value was the Hardware reporting unit, where the excess of fair value over carrying value was approximately 20%. We are in the process of identifying initiatives to accelerate our transformation to improve profitability in our Hardware segment through optimizing our production, sourcing and supply chain strategy.

Purchased Intangible Assets

NCR’s purchased intangible assets were specifically identified when acquired, and are deemed to have finite lives. These assets are reported in intangibles, net in the Consolidated Balance Sheets. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below:

	Amortization Period (in Years)	December 31, 2017		December 31, 2016
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$659	$(170)	$656	$(128)
Intellectual property	2 - 8	410	(351)	392	(302)
Customer contracts	8	89	(81)	89	(66)
Tradenames	2 - 10	73	(51)	73	(42)
Total identifiable intangible assets		$1,231	$(653)	$1,210	$(538)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	For the year ended December 31, 2017	For the years ended December 31 (estimated)
In millions		2018	2019	2020	2021	2022
Amortization expense	$115	$85	$75	$57	$49	$45

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

4. SERIES A PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. During the twelve months ended December 31, 2017 and 2016, the Company paid dividends-in-kind of $45 million and $47 million, respectively, associated with the Series A Convertible Preferred Stock. As of December 31, 2017 and December 31, 2016, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the twelve months ended December 31, 2017 or 2016.

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

The repurchase of the common shares immediately upon conversion is considered a redemption of the related preferred shares. As a result, the excess of the fair value of consideration transferred over the carrying value, of $58 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share for the twelve months ended December 31, 2017. Additionally, we determined that the changes to the lock-up period were considered a modification of the Series A Convertible Preferred Stock. The impact of the modification, calculated as the difference in the fair value immediately before and immediately after the changes, of $4 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share for the twelve months ended December 31, 2017. This adjustment was recorded as an increase to the Series A Convertible Preferred Shares and will reduce the accretion of the direct and incremental expenses associated with the original offering as described above. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies” for additional discussion.

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

Conversion Features The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share and a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of December 31, 2017 and December 31, 2016, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 27.5 million and 29.0 million shares, respectively. The conversion rate is subject to the following customary anti-dilution and other adjustments:

•	the issuance of common stock as a dividend or the subdivision, combination, or reclassification of common stock into a greater or lesser number of shares of common stock;

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	December 31, 2017		December 31, 2016
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$51	3.21%	$45	2.88%
Trade Receivables Securitization Facility	—		—
Other (2)	1	3.71%	5	7.41%
Total short-term borrowings	$52		$50
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$759	3.21%	$821	2.88%
Revolving credit facility (1)	—		—
Senior Notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Deferred financing fees	(23)		(29)
Other (2)	3	1.62%	9	6.64%
Total long-term debt	$2,939		$3,001

(1)	Interest rates are weighted average interest rates as of December 31, 2017 and 2016.

(2)	Interest rates are weighted average interest rates as of December 31, 2017 and 2016 primarily related to various international credit facilities and a note payable in the U.S.

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). As of December 31, 2017, the Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal amount outstanding of $810 million and a revolving credit facility with an aggregate principal amount of $1,100 million, of which zero was outstanding. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of December 31, 2017, there were no letters of credit outstanding.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

At December 31, 2017, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.35 to 1.00.

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

Senior Unsecured Notes On September 17, 2012, the Company issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 (the 5.00% Notes). The 5.00% Notes were sold at 100% of the principal amount and will mature on July 15, 2022. On December 18, 2012, the Company issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021 (the 4.625% Notes). The 4.625% Notes were sold at 100% of the principal amount and will mature on February 15, 2021. On December 19, 2013, the Company issued $400 million aggregate principal amount of 5.875% senior unsecured notes due in 2021 (the 5.875% Notes) and $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023 (the 6.375% Notes), the proceeds of which were used solely for the acquisition of Digital Insight. The 5.875% Notes were sold at 100% of the principal amount and will mature on December 15, 2021 and the 6.375% Notes were sold at 100% of the principal amount and will mature on December 15, 2023. The senior unsecured notes are guaranteed, fully and unconditionally, on an unsecured

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

senior basis, by our 100% owned subsidiary, NCR International, Inc. Under the indentures for these notes, the Company has the option to redeem each series of notes, in whole or in part, at various times for specified prices, plus accrued and unpaid interest. Under the indentures for these notes, the Company has the option to redeem each series of notes, in whole or in part, at various times for specified prices, plus accrued and unpaid interest.

The Company has the option to redeem the 5.00% Notes, in whole or in part, at any time on or after July 15, 2017, at a redemption price of 102.500%, 101.667%, 100.833% and 100.000% during the 12-month periods commencing on July 15, 2017, 2018, 2019 and 2020 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $491 million and $426 million of outstanding accounts receivable as of December 31, 2017 and 2016, respectively, and these amounts are included in accounts receivable, net in the Company’s Consolidated Balance Sheets.

The financing subsidiary will pay annual commitment and other customary fees to the lenders, and advances by a lender under the A/R Facility will accrue interest (i) at a reserve-adjusted LIBOR rate or a base rate equal to the highest of (a) the applicable lender’s prime rate or (b) the federal funds rate plus 0.50%, if the lender is funding as a committed lender under the terms of the A/R Facility, or (ii) based on commercial paper interest rates if the lender is funding as a commercial paper conduit lender.  Advances may be prepaid at any time without premium or penalty.

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

Debt Maturities Maturities of debt outstanding, in principal amounts, at December 31, 2017 are summarized below:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

		For the years ended December 31
In millions	Total	2018	2019	2020	2021	2022	Thereafter
Debt maturities	$3,014	$52	$84	$90	$1,485	$600	$703

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of December 31, 2017 and 2016 was $3.07 billion and $3.16 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. INCOME TAXES

On December 22, 2017, the U.S. enacted comprehensive and complex tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). The legislation included changes that impacted 2017, including but not limited to, a permanent reduction in the corporate tax rate to 21% and a one-time mandatory tax on certain undistributed earnings of foreign subsidiaries (“repatriation tax”).

U.S. Tax Reform also puts in place several new tax laws that are generally effective prospectively from January 1, 2018, including but not limited to: a base erosion and anti-abuse tax; elimination of U.S. federal taxes on substantially all dividends from foreign subsidiaries; a lower U.S. tax rate on certain revenues from sources outside the U.S.; and, implementation of a new provision to tax certain global intangible low-taxed income of foreign subsidiaries.

U.S. GAAP generally requires that the overall impact of tax legislation is recorded in the quarter of enactment. However, given the fundamental complexity of U.S. Tax Reform, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) that allows the Company to record provisional amounts for the impacts of the legislation, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment of the legislation. As of December 31, 2017, the Company has not completed the accounting in its entirety for the tax effects of the legislation. However, the Company was able to make a reasonable estimate of the impact of U.S. Tax Reform and we have recorded a provisional tax expense of $130 million in the year ended December 31, 2017. This provisional tax expense includes a $94 million tax expense to remeasure the net U.S. deferred tax assets to the newly enacted 21% corporate income tax rate. We believe this calculation is complete except for changes in estimates that can result from finalizing the filing of our 2017 U.S. corporate income tax return, as well as changes that may be a direct impact of other provisional amounts recorded due to the enactment of U.S. Tax Reform. The net provisional tax expense also includes a $36 million tax expense related to the repatriation tax. We believe that our preliminary calculations result in a reasonable estimate of the repatriation tax and related foreign tax credits and, as such, have included those amounts in our year-end income tax provision. As the analysis of accumulated foreign earnings and profits, related foreign tax paid, and state tax consequences are completed, we will update our provisional estimate of the repatriation tax in future periods.

The Company continues to evaluate the realizability of deferred tax assets for foreign tax credit carryforwards under U.S. Tax Reform. Due to the complexity associated with changes to the foreign tax credit laws, we have determined that the accounting is incomplete pursuant to SAB 118 and we have reverted to tax law that existed prior to U.S. Tax Reform. Specifically, we are still evaluating the impact on our future foreign tax credit limitations for our branches and other foreign tax credit carryforwards when applying new laws incorporated within U.S. Tax Reform. Based on prior law that existed before U.S. Tax Reform, the Company concluded that its available foreign tax credits are fully realizable.

We also continue to evaluate our intention concerning future repatriation of earnings from our foreign subsidiaries; however, due to the inability to evaluate the overall impact of U.S. Tax Reform to our organization, we have determined that the accounting is incomplete pursuant to SEC guidance and we have reverted to tax law that existed prior to U.S. Tax Reform.  As such, NCR did not provide for additional U.S. income tax or foreign withholding taxes, if any, beyond the repatriation tax in 2017, on approximately $2.5 billion of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely unless it is determined future repatriation would give rise to little or no net tax costs.  Due to the complexities in the tax laws, the assumptions that we would have to make and the availability and calculation of associated foreign tax credits, it is not practicable to determine the amount of the related unrecognized deferred income tax liability associated with these undistributed earnings.

Completion of our accounting concerning future repatriation of earnings from our foreign subsidiaries and the realizability of foreign tax credits could lead to a material increase or decrease in our effective tax rate during 2018.

For the years ended December 31, income (loss) from continuing operations before income taxes consisted of the following:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	2017	2016	2015
Income (loss) before income taxes
United States	$149	$35	$(24)
Foreign	333	344	(71)
Total income (loss) from continuing operations before income taxes	$482	$379	$(95)

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2017	2016	2015
Income tax expense (benefit)
Current
Federal	$14	$18	$(7)
State	2	4	1
Foreign	54	60	37
Deferred
Federal	178	12	23
State	(3)	1	(6)
Foreign	(3)	(3)	7
Total income tax expense (benefit)	$242	$92	$55

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2017	2016	2015
Income tax expense (benefit) at the U.S. federal tax rate of 35%	$169	$133	$(33)
Foreign income tax differential	(38)	(26)	33
U.S. permanent book/tax differences	2	—	(5)
Tax audit settlements	—	—	(10)
Change in liability for unrecognized tax benefits	(2)	(12)	(7)
Nondeductible transaction costs	—	—	(1)
Goodwill impairment	—	—	5
U.S. valuation allowance	—	—	(3)
U.S. manufacturing deduction	(9)	(7)	—
Settlement of UK London pension plan	—	—	77
U.S. Tax Reform	130	—	—
Employee share-based payments	(8)	—	—
Other, net	(2)	4	(1)
Total income tax expense (benefit)	$242	$92	$55

NCR's tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries' tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2017, the tax rate was impacted by a provisional charge of $130 million relating to U.S. Tax Reform. During 2016, the tax rate was impacted by a less favorable mix of earnings, primarily driven by actuarial pension losses in foreign jurisdictions with valuation allowance against deferred tax assets. During 2015, there was no tax benefit recorded on the $427 million charge related to the settlement of the UK London pension plan due to a valuation allowance against deferred tax assets in the United Kingdom. Refer to Note 8, “Employee Benefit Plans” for additional discussion on the settlement of the UK London pension plan. Additionally, we favorably settled examinations with Canada for tax years 2002 through 2006 that resulted in a tax benefit of $10 million.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2017	2016
Deferred income tax assets
Employee pensions and other benefits	$230	$313
Other balance sheet reserves and allowances	185	251
Tax loss and credit carryforwards	525	578
Capitalized research and development	50	99
Property, plant and equipment	6	6
Other	27	38
Total deferred income tax assets	1,023	1,285
Valuation allowance	(415)	(445)
Net deferred income tax assets	608	840
Deferred income tax liabilities
Intangibles	129	239
Capitalized software	27	43
Other	16	7
Total deferred income tax liabilities	172	289
Total net deferred income tax assets	$436	$551

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

As of December 31, 2017, NCR had U.S. federal, U.S. state (tax effected), and foreign tax attribute carryforwards of approximately $1.5 billion. The net operating loss carryforwards that are subject to expiration will expire in the years 2018 through 2036. This includes U.S. tax credit carryforwards of $179 million. Approximately $21 million of the credit carryforwards do not expire, and $158 million of the credit carryforwards expire in the years 2018 through 2037. As a result of stock ownership changes our U.S. tax attributes could be subject to limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, if further material stock ownership changes occur.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2017	2016	2015
Gross unrecognized tax benefits - January 1	$183	$209	$248
Increases related to tax positions from prior years	3	3	17
Decreases related to tax positions from prior years	(1)	(34)	(37)
Increases related to tax provisions taken during the current year	23	23	35
Settlements with tax authorities	(4)	(6)	(33)
Lapses of statutes of limitation	(8)	(12)	(21)
Total gross unrecognized tax benefits - December 31	$196	$183	$209

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Of the total amount of gross unrecognized tax benefits as of December 31, 2017, $97 million would affect NCR’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in income tax accruals and other current liabilities in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $2 million of expense, zero, and $4 million of benefit for the years ended December 31, 2017, 2016, and 2015, respectively. The gross amount of interest and penalties accrued as of December 31, 2017 and 2016 was $45 million and $41 million, respectively.

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

During 2018, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As of December 31, 2017, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $35 million to $40 million in the next 12 months due to the resolution of these tax matters.

7. STOCK COMPENSATION PLANS

The Company recognizes all share-based payments as compensation expense in its financial statements based on their fair value.

As of December 31, 2017, the Company’s stock-based compensation consisted of restricted stock units and an insignificant amount of stock options. The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2017	2016	2015
Restricted stock units	$73	$61	$42
Employee stock purchase plan	4	—	—
Stock-based compensation expense	77	61	42
Tax benefit	(22)	(18)	(13)
Total stock-based compensation (net of tax)	$55	$43	$29

Approximately 25 million shares remain authorized to be issued under the 2013 Stock Incentive Plan (SIP). Details of the Company's stock-based compensation plans are discussed below.

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

The following table reports restricted stock unit activity during the year ended December 31, 2017:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value per Unit
Unvested shares as of January 1	7,469	$24.70
Shares granted	2,211	$46.95
Shares vested	(1,989)	$30.23
Shares forfeited	(533)	$28.12
Unvested shares as of December 31	7,158	$29.78

Stock-based compensation expense is recognized in the financial statements based upon fair value. The total fair value of units vested and distributed in the form of NCR common stock was $87 million in 2017, $42 million in 2016, and $44 million in 2015. As of December 31, 2017, there was $98 million of unrecognized compensation cost related to unvested restricted stock unit grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 0.9 years. The weighted average grant date fair value for restricted stock unit awards granted in 2016 and 2015 was $20.45 and $29.40, respectively.

The following table represents the composition of restricted stock unit grants in 2017:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value
Service-based units	1,030	$46.80
Performance-based units	1,181	$47.08
Total restricted stock units	2,211	$46.95

At December 31, 2017, certain of the performance-based shares granted in 2017 were not probable of vesting.

During the first quarter of 2016, the Compensation and Human Resource Committee approved a special multi-year equity grant to a limited group of senior executives of the Company. These awards were performance based price-contingent restricted stock units with a performance period of 60 months. Vesting of these units is dependent upon the achievement of target stock prices established by the Compensation and Human Resource Committee, which have since been achieved, and service conditions. The Company estimated the fair value and derived service period using the Monte Carlo simulation option-pricing model. The Company amortizes the fair value of these awards over the explicit service period of 36 to 48 months, which was longer than the derived service period, adjusted for estimated forfeitures. Provided that the explicit service period is rendered, the total fair value of the price-contingent restricted stock units at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of units that ultimately vest can vary significantly with the performance of the specified market criteria.

The weighted-average assumptions used and the resulting estimates of fair value related to the multi-year equity grants described above were as follows:

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

the lower of NCR’s closing stock price on either the first day or the last day of each calendar quarter. Participants can contribute between 1% and 10% of their compensation.

Employees purchased approximately 0.5 million shares in 2017, 0.3 million shares in 2016, and 0.3 million shares in 2015, for approximately $15 million in 2017, $7 million in 2016 and $7 million in 2015. A total of 4 million shares were originally authorized to be issued under the ESPP. In 2016, NCR stockholders approved our amended ESPP to be effective January 1, 2017. Under the amended ESPP, 10 million shares were newly authorized to be issued, plus any shares remaining unissued under the prior ESPP after the last 2016 purchase date. Approximately 10.4 million authorized shares remain unissued under our amended ESPP as of December 31, 2017.

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

Stock-based compensation expense for options was computed using the Black-Scholes option-pricing model. During the years ended December 31, 2017, 2016 and 2015, the Company did not grant a significant amount of stock options.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2017:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	629	$17.69
Granted	—	$—
Exercised	(117)	$20.48
Forfeited or expired	(37)	$21.54
Outstanding as of December 31	475	$16.70	1.87	$8.2
Fully vested and expected to vest as of December 31	475	$16.70	1.87	$8.2
Exercisable as of December 31	475	$16.70	1.87	$8.2

The total intrinsic value of all options exercised was $3 million in 2017, $6 million in 2016, and $6 million in 2015. Cash received from option exercises under all share-based payment arrangements was $2 million in 2017, $8 million in 2016, and $8 million in 2015. The tax benefit realized from these exercises was $1 million in 2017, $2 million in 2016, and $2 million in 2015.

8. EMPLOYEE BENEFIT PLANS

Pension, Postretirement and Postemployment Plans NCR sponsors defined benefit pension plans. NCR’s U.S. pension plan no longer offers additional benefits and is closed to new participants. Internationally, the defined benefit plans are based primarily upon compensation and years of service. Certain international plans also no longer offer additional benefits and are closed to new participants. NCR’s funding policy is to contribute annually no less than the minimum required by applicable laws and regulations. Assets of NCR’s defined benefit plans are primarily invested in corporate and government debt securities, common and commingled trusts, publicly traded common stocks, real estate investments, and cash or cash equivalents.

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

Pension Plans Reconciliation of the beginning and ending balances of the benefit obligations for NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2017	2016	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation as of January 1	$2,185	$2,155	$1,172	$1,159	$3,357	$3,314
Net service cost	—	—	8	7	8	7
Interest cost	71	90	20	28	91	118
Actuarial loss	121	53	43	174	164	227
Benefits paid	(427)	(113)	(75)	(75)	(502)	(188)
Plan participant contributions	—	—	1	1	1	1
Currency translation adjustments	—	—	104	(122)	104	(122)
Benefit obligation as of December 31	$1,950	$2,185	$1,273	$1,172	$3,223	$3,357
Accumulated benefit obligation as of December 31	$1,950	$2,185	$1,262	$1,162	$3,212	$3,347

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2017	2016	2017	2016	2017	2016
Change in plan assets
Fair value of plan assets as of January 1	$1,722	$1,726	$978	$1,009	$2,700	$2,735
Actual return on plan assets	149	109	80	136	229	245
Company contributions	—	—	25	31	25	31
Benefits paid	(427)	(113)	(75)	(75)	(502)	(188)
Currency translation adjustments	—	—	77	(124)	77	(124)
Plan participant contributions	—	—	1	1	1	1
Fair value of plan assets as of December 31	$1,444	$1,722	$1,086	$978	$2,530	$2,700

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2017	2016	2017	2016	2017	2016
Funded Status	$(506)	$(463)	$(187)	$(194)	$(693)	$(657)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$118	$94	$118	$94
Current liabilities	—	—	(13)	(12)	(13)	(12)
Noncurrent liabilities	(506)	(463)	(292)	(276)	(798)	(739)
Net amounts recognized	$(506)	$(463)	$(187)	$(194)	$(693)	$(657)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	—	—	18	15	18	15
Total	$—	$—	$18	$15	$18	$15

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $2,229 million, $2,223 million, and $1,446 million, respectively, as of December 31, 2017, and $2,711 million, $2,702 million and $1,991 million, respectively, as of December 31, 2016.

The net periodic benefit (income) cost of the pension plans for the years ended December 31 was as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net service cost	$—	$—	$—	$8	$7	$12	$8	$7	$12
Interest cost	71	90	87	20	28	42	91	118	129
Expected return on plan assets	(57)	(72)	(72)	(35)	(36)	(60)	(92)	(108)	(132)
Amortization of prior service cost	—	—	—	1	1	1	1	1	1
Curtailment	—	—	—	—	—	(2)	—	—	(2)
Settlement	—	—	—	—	—	427	—	—	427
Actuarial loss	28	16	27	—	69	2	28	85	29
Net periodic benefit (income) cost	$42	$34	$42	$(6)	$69	$422	$36	$103	$464

During 2017, the Company offered a voluntary lump sum payment option to certain former employees who were deferred vested participants of the Company's U.S. pension plan who had not yet started monthly payments of their pension benefit. The voluntary lump sum payment offer, which resulted in approximately $130 million being paid out of plan assets, was completed during the fourth quarter of 2017. Additionally, during 2017, the Company entered into a single premium group annuity contract to secure approximately $190 million of benefits for former employees or their related beneficiaries whose monthly pension benefit amount under the Company’s U.S. pension plan was $500 or less. These actions were completed during the fourth quarter of 2017 which resulted in an actuarial gain of $25 million and is reflected as a component of the actuarial loss as a result of the annual remeasurement completed in the fourth quarter of 2017.

Effective January 1, 2017, we changed the method used to estimate the service and interest components of net periodic benefit cost for our significant pension plans where yield curves are available. Previously, we estimated such cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the pension benefit obligation. The new methodology utilizes a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. This change does not affect the measurement of our total benefit obligation and was applied prospectively as a change in estimate, beginning January 1, 2017.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2017	2016	2017	2016	2017	2016
Discount rate	3.6%	4.1%	1.9%	1.9%	2.9%	3.3%
Rate of compensation increase	N/A	N/A	0.9%	0.9%	0.9%	0.9%

The weighted average rates and assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate - Service Cost	N/A	N/A	N/A	1.4%	2.6%	2.9%	1.4%	2.6%	2.9%
Discount rate - Interest Cost	3.4%	4.3%	4.0%	1.6%	2.6%	2.9%	2.8%	3.7%	3.5%
Expected return on plan assets	3.5%	4.3%	4.0%	3.5%	3.8%	3.8%	3.5%	4.1%	3.9%
Rate of compensation increase	N/A	N/A	N/A	0.9%	1.3%	1.8%	0.9%	1.3%	1.8%

The discount rate used to determine U.S. benefit obligations as of December 31, 2017 was derived by matching the plans’ expected future cash flows to the corresponding yields from the Aon Hewitt AA Bond Universe Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows. During 2014, the Society of Actuaries published updated mortality tables and an improvement scale for U.S. plans, which both reflect improved longevity. Based on evaluation of these new tables, we updated our mortality assumptions for our U.S. pension benefits as of December 31, 2015. In 2017, we made a further update to utilize the white collar version of the 2014 tables due to a study of plan specific experience.

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

Plan Assets The weighted average asset allocations as of December 31, 2017 and 2016 by asset category are as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2017	2016		2017	2016
Equity securities	—%	—%	0 - 0%	22%	23%	12 - 27%
Debt securities	98%	96%	95 - 100%	58%	52%	54 - 72%
Real estate	1%	1%	0 - 2%	12%	13%	6 - 14%
Other	1%	3%	0 - 3%	8%	12%	4 - 9%
Total	100%	100%		100%	100%

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

The fair value of plan assets as of December 31, 2017 and 2016 by asset category is as follows:

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities:
Common stock	1	$1	$—	$1	$—	$—	$56	$56	$—	$—	$—
Fixed income securities:
Government securities	2	223	—	223	—	—	49	—	49	—	—
Corporate debt	3	895	—	895	—	—	141	—	139	2	—
Other types of investments:
Money market funds	4	24	—	—	—	24	15	—	10	—	5
Common and commingled trusts - Equities	4	—	—	—	—	—	182	—	—	—	182
Common and commingled trusts - Bonds	4	207	—	—	—	207	421	—	—	—	421
Common and commingled trusts - Short Term Investments	4	31	—	—	—	31	24	—	—	—	24
Common and commingled trusts - Balanced	4	—	—	—	—	—	68	—	—	—	68
Partnership/joint venture interests - Real estate	5	5	—	—	—	5	—	—	—	—	—
Partnership/joint venture interests - Other	5	5	—	—	—	5	—	—	—	—	—
Mutual funds	4	53	53	—	—	—	—	—	—	—	—
Insurance products	4	—	—	—	—	—	1	—	1	—	—
Real estate and other	5	—	—	—	—	—	129	—	—	129	—
Total		$1,444	$53	$1,119	$—	$272	$1,086	$56	$199	$131	$700

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$—	$47	$47	$—	$—	$—
Fixed income securities:
Government securities	2	234	—	234	—	—	27	—	27	—	—
Corporate debt	3	797	—	797	—	—	110	—	108	2	—
Other types of investments:
Money market funds	4	28	—	—	—	28	8	—	8	—	—
Common and commingled trusts - Equities	4	—	—	—	—	—	169	—	—	—	169
Common and commingled trusts - Bonds	4	530	—	—	—	530	363	—	—	—	363
Common and commingled trusts - Short Term Investments	4	23	—	—	—	23	27	—	—	—	27
Common and commingled trusts - Balanced	4	—	—	—	—	—	104	—	—	—	104
Partnership/joint venture interests - Real estate	5	8	—	—	—	8	—	—	—	—	—
Partnership/joint venture interests - Other	5	6	—	—	—	6	—	—	—	—	—
Mutual funds	4	60	60	—	—	—	—	—	—	—	—
Hedge Funds	5	36	—	—	—	36	—	—	—	—	—
Insurance products	4	—	—	—	—	—	1	—	1	—	—
Real estate and other	5	—	—	—	—	—	122	—	—	122	—
Total		$1,722	$60	$1,031	$—	$631	$978	$47	$144	$124	$663

Notes:

1.	Common stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

In millions	International Pension Plans
Balance, December 31, 2015	$133
Realized and unrealized gains and losses, net	(8)
Purchases, sales and settlements, net	1
Transfers, net	(2)
Balance, December 31, 2016	$124
Realized and unrealized gains and losses, net	7
Purchases, sales and settlements, net	—
Transfers, net	—
Balance, December 31, 2017	$131

Investment Strategy NCR has historically employed a total return investment approach, whereby a mix of fixed-income, equities and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. To reduce volatility in the value of assets held by the U.S. pension plan, we have rebalanced the asset allocation to a portfolio of 98% of fixed income assets as of December 31, 2017. Similar investment strategy changes are under consideration or being implemented in a number of NCR’s international plans.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Postretirement Plans Reconciliation of the beginning and ending balances of the benefit obligation for NCR's U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2017	2016
Change in benefit obligation
Benefit obligation as of January 1	$25	$27
Interest cost	1	1
Actuarial gain	(3)	(2)
Plan participant contributions	—	1
Benefits paid	(2)	(2)
Benefit obligation as of December 31	$21	$25

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2017	2016
Benefit obligation	$(21)	$(25)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(2)	$(3)
Noncurrent liabilities	(19)	(22)
Net amounts recognized	$(21)	$(25)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$11	$16
Prior service benefit	(13)	(19)
Total	$(2)	$(3)

The net periodic benefit income of the postretirement plan for the years ended December 31 was:

In millions	Postretirement Benefits
	2017	2016	2015
Interest cost	$1	$1	$1
Amortization of:
Prior service benefit	(6)	(14)	(18)
Actuarial loss	2	2	2
Net periodic benefit income	$(3)	$(11)	$(15)

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

	Postretirement Benefit Obligations			Postretirement Benefit Costs
	2017	2016	2015	2017	2016	2015
Discount rate	3.1%	3.2%	3.3%	3.2%	3.3%	3.1%

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Assumed healthcare cost trend rates as of December 31 were:

	2017		2016
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	6.6%	5.9%	6.6%	5.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2025	2025	2024	2024

In addition, a one percentage point change in assumed healthcare cost trend rates would have had an immaterial impact on the postretirement benefit income and obligation.

Postemployment Benefits Reconciliation of the beginning and ending balances of the benefit obligation for NCR's postemployment plan was:

	Postemployment Benefits
In millions	2017	2016
Change in benefit obligation
Benefit obligation as of January 1	$127	$143
Restructuring program cost	—	4
Service cost	34	16
Interest cost	2	3
Benefits paid	(34)	(37)
Foreign currency exchange	9	(6)
Actuarial loss	4	4
Benefit obligation as of December 31	$142	$127

The following table present the funded status and the reconciliation of the unfunded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2017	2016
Benefit obligation	$(142)	$(127)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(28)	$(22)
Noncurrent liabilities	(114)	(105)
Net amounts recognized	$(142)	$(127)
Amounts recognized in accumulated other comprehensive loss
Net actuarial gain	$(20)	$(42)
Prior service benefit	(11)	(17)
Total	$(31)	$(59)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The net periodic benefit cost of the postemployment plan for the years ended December 31 was:

In millions	Postemployment Benefits
	2017	2016	2015
Service cost	$34	$16	$17
Interest cost	2	3	3
Amortization of:
Prior service benefit	(6)	(6)	(4)
Actuarial gain	(6)	(7)	—
Net benefit cost	$24	$6	$16
Restructuring severance cost	—	4	1
Net periodic benefit cost	$24	$10	$17

During the years ended December 31, 2017, 2016 and 2015, restructuring charges for employee severance of zero, $4 million and $1 million, respectively, were recognized associated with the restructuring plan. See Note 14, "Restructuring Plan" for additional information.

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2017	2016	2017	2016	2015
Discount rate	2.3%	2.0%	2.0%	2.2%	2.1%
Salary increase rate	1.9%	1.8%	1.8%	2.1%	2.0%
Involuntary turnover rate	4.8%	4.8%	4.8%	4.8%	4.8%

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not plan to contribute to the U.S. qualified pension plan in 2018, and plans to contribute approximately $30 million to the international pension plans in 2018. The Company also plans to make contributions of approximately $2 million to the U.S. postretirement plan and approximately $60 million to the postemployment plan in 2018.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2018	$104	$53	$157	$2	$60
2019	$107	$54	$161	$2	$22
2020	$109	$52	$161	$2	$21
2021	$112	$52	$164	$2	$20
2022	$114	$52	$166	$2	$18
2023-2027	$581	$265	$846	$5	$76

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $26 million in 2017, $24 million in 2016, and $23 million in 2015. The expense under international and subsidiary savings plans was $24 million in 2017, $26 million in 2016, and $22 million in 2015.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Amounts to be Recognized The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2018 are as follows:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (benefit)	$—	$1	$1	$(5)	$(5)
Actuarial loss (gain)	$—	$—	$—	$1	$(1)

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

In 2013 the Company entered into a subcontract with a prime contractor with respect to certain information technology components of two airport construction projects in Oman. In 2015 the prime contractor’s contract with an Omani public agency was terminated for cause; the Company and the prime contractor (a joint venture) subsequently provided to each other notices of termination of

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

the subcontract. The prime contractor subsequently filed liquidation proceedings in Oman. The Company had delivered and installed goods and services in the approximate amount of $40 million as of 2015 when the various contracts were terminated, approximately half of which sum remains due and owing; under the terms of the subcontract, most of the payment obligations by the Omani public agency to the terminated prime contractor, and from the terminated prime contractor to the Company, had not at that time matured. The Company remains engaged in the construction projects, having been urged by the Omani public agency to enter into a new subcontract with a new prime contractor, which the Company did later in 2015. In 2016 the Company entered into a partial settlement agreement with the Omani public agency under which it was paid approximately half of the sums owed to it, in exchange for certain deliverables under the original subcontract. The Company has identified various avenues to pursue, against the prime contractor and others, including the parent of one of the joint venture partners in the terminated prime contractor, to obtain recoveries of the remaining amounts owed to it. Based on the status of negotiations and proceedings as of December 31, 2017, the Company continues to maintain a reserve of approximately $20 million with respect to those portions of its claim that it considered did not meet the Company’s standard for probable recovery.

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R$168 million, or approximately $51 million as of December 31, 2017, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal in 2014. In December 2017, the Company prevailed in this appeal regarding substantially all of the disputed amounts. However, the Brazilian federal tax authority has further appealed this dispute to the next procedural level, so the dispute is ongoing. The Company estimated the aggregate risk related to this matter to be between zero and $75 million as of December 31, 2017. Although the Company has not recorded an accrual, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Consolidated Financial Statements.

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

Fox River NCR is one of eight entities that were formally notified by governmental and other entities, such as local Native American tribes, that they are PRPs for environmental claims (under CERCLA and other statutes) arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. The other Fox River PRPs that received notices are Appleton Papers Inc. (API; now known as Appvion, Inc.), P.H. Glatfelter Company ("Glatfelter"), Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), WTM I Co. (formerly Wisconsin Tissue Mills, now owned by Canal Corporation, formerly known as Chesapeake Corporation), CBC Corporation (formerly Riverside Paper Corporation), U.S. Paper Mills Corp. (owned by Sonoco Products Company), and Menasha Corporation. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. NCR sold its facilities in 1978 to API. Some parties contended that NCR is also responsible for PCB discharges from paper mills owned by other companies because NCR carbonless copy paper "broke" was allegedly purchased by those other mills as a raw material.

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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of December 31, 2017, the receivable under the Funding Agreement was approximately $38 million and was included in other assets in the Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable in 2019 or later, likely after the remediation efforts related to the Fox River matter, described below, are complete. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

The Company's litigation relating to contribution and enforcement claims concerning the Fox River have largely been concluded. A proposed consent decree settlement (the CD settlement) with respect to the contribution action (originally filed by NCR and API) and the government enforcement action (originally filed by the federal and state governments against several PRPs) was successfully negotiated by NCR and the federal and state governments. In January 2017 the government filed a motion for approval of the CD settlement with the federal district court in Wisconsin that had been overseeing those cases. Pending its decision on approval of the CD settlement, that court canceled a trial that had been scheduled for 2017. Following briefing on the CD settlement, the court approved it on August 22, 2017. A final order of dismissal as to the Company in the contribution and government enforcement actions was subsequently entered; one party, Glatfelter, has appealed the approval of the CD settlement.
The CD settlement is expected to resolve the remaining Fox River-related claims against the Company, subject to any appeals, including the Glatfelter appeal referenced above. The key components of the approved CD settlement include (1) the Company’s commitment to complete the remediation of the Fox River, which is now expected to be completed in 2019 or 2020; (2) the Company’s conditional agreement to waive its contribution claims against the two remaining defendants in the case, GP and Glatfelter; (3) the Company’s agreement not to appeal the trial court’s decision on divisibility of harm; (4) the Governments’ agreement to include in the settlement so-called “contribution protection” in the Company’s favor as to GP’s and Glatfelter’s contribution claims against the Company, the effect of which will be to extinguish those claims; (5) the Governments’ agreement not to pursue the Company for the Governments’ past oversight costs; and (6) the Governments’ agreement to exercise prosecutorial discretion in pursuing other parties for future oversight costs and long-term monitoring and maintenance, with the Company retaining so-called “backstop” liability in the event that the other parties fail to pay future oversight costs or to perform long-term monitoring and maintenance. Additionally, although certain state law claims by GP and Glatfelter against the Company may not be affected directly by the CD settlement, the CD settlement provides that the Company’s contribution claims against those two parties will revive if those parties attempt to assert any claims against the Company relating to the Fox River, including any state law claims.
In the quarter ending September 30, 2017, the remediation general contractor commenced an arbitration against the LLC, in a dispute over contract interpretation. That dispute is scheduled for a hearing in late 2018.
With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company received timely payments as they came due under the Funding Agreement. Although API filed for bankruptcy protection in October 2017, it had made all of the payments to the Company required of it by the Funding Agreement.

NCR's eventual remediation liability, followed by long-term monitoring expected to be performed by others, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. The significant factors include: (1) the total remaining clean-up costs, including long-term monitoring following completion of the clean-up, and what parties are assigned to discharge the post-clean-up tasks (as noted, the Company no longer expects to bear long-term monitoring costs); (2) total NRD for the site and the share that NCR will bear (which is now resolved as to the Company); (3) the share of clean-up costs that NCR will bear (which is resolved under the CD settlement); (4) NCR's transaction and litigation costs to defend itself in this matter; and (5) the share of NCR's payments that API and/or BAT will bear (which is governed by the Cost Sharing Agreement and the Funding Agreement, as discussed above). With respect to NRD, in connection with a certain settlement entered into by other PRPs in 2015, the Government withdrew the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of December 31, 2017 and 2016, the gross reserve for the Fox River matter was approximately $36 million and $58 million, respectively . As of December 31, 2017 and 2016, the net reserve for the Fox River matter was approximately $35 million and $27 million, respectively. The change in the net reserve is due primarily to changes in estimates and assumptions of the remaining cost previously discussed partially offset by payments for clean-up activities and litigation costs as well as cash payments received from indemnitors. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of December 31, 2017 and 2016, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T Corp. (AT&T) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) Those companies have made the payments the Company has requested of them on an ongoing basis.

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

The Court did not determine NCR’s share of the overall liability, which the Company believes should be de minimis, or how NCR’s liability relates to the liability of other liable or potentially liable parties at the site. Relative shares of liability were tried to the court in a subsequent phase of the case; the trial concluded in December 2015, and posttrial briefing concluded in March 2016. The parties are awaiting the court's judgment. Prior to trial, in response to a motion filed by the Company, the court dismissed several portions of GP’s claims as time-barred, with the result that the past costs being tried total to approximately $50 million. The court may or may not also rule on the allocation of future costs. If the Company is found liable for money damages or otherwise with respect to the Kalamazoo River site, it would have claims against BAT and API under the Cost Sharing Agreement, the arbitration award, the judgment and the Funding Agreement discussed above in connection with the Fox River matter (the Funding Agreement may provide partial reimbursement of such damages depending on the extent of certain recoveries, if any, against third parties under its terms). API filed for bankruptcy protection in October 2017, and thus payment of its potential share (up to a cap of $25 million) under the Funding Agreement for so-called “future sites,” which would include the Kalamazoo River site, may be at risk, but as liability under the Cost Sharing Agreement and the Funding Agreement is joint and several, the bankruptcy is not anticipated to affect the Company’s ability to seek that amount from BAT. The Company would also have claims against AT&T and Nokia under the arrangement discussed above in connection with the Fox River matter.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through December 31, 2017, NCR has received a combined gross total of approximately $202 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity costs.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of December 31, 2017 and 2016, NCR had no material obligations related to such guarantees, and therefore its Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the the years ended December 31 as follows:

In millions	2017	2016	2015
Warranty reserve liability
Beginning balance as of January 1	$27	$24	$22
Accruals for warranties issued	43	42	41
Settlements (in cash or in kind)	(44)	(39)	(39)
Ending balance as of December 31	$26	$27	$24

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Leases NCR conducts certain of its sales and manufacturing operations using leased facilities, and also operates certain equipment and vehicles under leases, the initial lease terms of which vary in length. Many of the leases contain renewal options and escalation clauses that are not material to the overall lease portfolio. Our lease obligations also include amounts owed for our future world headquarters in Atlanta. Due to ongoing construction, we assumed lease commencement in early 2018 and included assumptions regarding the total project cost, which will be used to determine our monthly rental expense. Future minimum lease payments under non-cancelable operating leases as of December 31, 2017, for the following fiscal years are:

In millions	2018	2019	2020	2021	2022
Minimum lease obligations	$135	$96	$65	$49	$41

Total rental expense for operating leases was $144 million in 2017, $132 million in 2016, and $148 million in 2015.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of December 31, 2017, the balance in AOCI related to foreign exchange derivative transactions was a loss of $1 million. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	December 31, 2017
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$104	$—	Other current liabilities	$142	$1
Total derivatives designated as hedging instruments			$—			$1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$101	$1	Other current liabilities	$292	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$1			$2

	Fair Values of Derivative Instruments
	December 31, 2016
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$251	$18	Other current liabilities	$56	$1
Total derivatives designated as hedging instruments			$18			$1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$165	$1	Other current liabilities	$218	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$19			$2

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The effects of derivative instruments on the Consolidated Statement of Operations for the years ended December 31 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)				Amount of (Gain) Loss Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	Location of (Gain) Loss Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	Location of (Gain) Loss Recognized in the Consolidated Statement of Operations (Ineffective Portion and Amount Excluded from Effectiveness Testing)	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Interest rate swap	$—	$—	$(2)	Interest expense	$—	$2	$5	Interest expense	$—	$—	$—
Foreign exchange contracts	$(16)	$19	$12	Cost of products	$(1)	$(3)	$(12)	Other (expense), net	$—	$—	$—

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Foreign exchange contracts	Other (expense), net	$(4)	$(1)	$(5)
Refer to Note 11, “Fair Value of Assets and Liabilities” for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2017 and 2016, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

11. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2017 and 2016 are set forth as follows:

		December 31, 2017				December 31, 2016
		Fair Value Measurements Using				Fair Value Measurements Using
In millions	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$90	$90	$—	$—	$5	$5	$—	$—
Foreign exchange contracts (2)	1	—	1	—	19	—	19	—
Total	$91	$90	$1	$—	$24	$5	$19	$—
Liabilities:
Foreign exchange contracts (3)	2	—	2	—	2	—	2	—
Total	$2	$—	$2	$—	$2	$—	$2	$—

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

No material impairment charges or material non-recurring fair value adjustments were recorded during the years ended December 31, 2017 and December 31, 2016.

As of December 31, 2015, we determined that it was probable that we would dispose of our IPS business, which triggered an impairment assessment of the related assets which include long-lived assets and goodwill. The assets related to the IPS business were valued using a market approach based on an independent third-party market price. Refer to Note 2, "Business Combinations and Divestitures" for additional discussion. On May 27, 2016, NCR completed the sale of all but the Middle East and Africa (MEA) assets of its Interactive Printer Solutions (IPS) business to Atlas Holdings LLC.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

12. SEGMENT INFORMATION AND CONCENTRATIONS

The Company manages and reports the following three segments:

•
Software - Our software offerings include industry-based software platforms, applications and application suites for the financial services, retail, hospitality and small business industries. We also offer a portfolio of other industry-oriented software applications including cash management software, video banking software, fraud and loss prevention applications, check and document imaging, remote-deposit capture and customer-facing mobile and digital banking applications for the financial services industry; and secure electronic and mobile payment solutions, sector-specific point of sale software applications, and back-office inventory and store and restaurant management applications for the retail and hospitality industries. Additionally, we provide ongoing software support and maintenance services, as well as consulting and implementation services for our software solutions.

•
Services - Our global end-to-end services solutions include assessment and preparation, staging, installation, implementation, and maintenance and support for our solutions. We also provide systems management and complete managed services for our product offerings. In addition, we provide installation, maintenance and servicing for third party networking products and computer hardware from select manufacturers.

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

The following table presents revenue and operating income by segment for the years ended December 31:

In millions	2017	2016	2015
Revenue by segment
Software	$1,900	$1,841	$1,747
Services	2,373	2,306	2,218
Hardware (1)	2,243	2,396	2,408
Consolidated revenue	6,516	6,543	6,373
Operating income by segment
Software	567	577	539
Services	288	201	194
Hardware (1)	(2)	62	87
Subtotal - segment operating income	853	840	820
Other adjustments(2)	177	241	685
Income from operations	$676	$599	$135

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

(2) The following table presents the other adjustments for NCR for the years ended December 31:

In millions	2017	2016	2015
Pension mark-to-market adjustments	$28	$85	$454
Restructuring/transformation costs	29	26	74
Acquisition-related amortization of intangible assets	115	123	125
Acquisition-related costs	5	7	11
OFAC and FCPA investigations	—	—	1
Reserve related to subcontract in MEA	—	—	20
Total other adjustments	$177	$241	$685

The following table presents revenue from products and services for NCR for the years ended December 31:

In millions	2017	2016	2015
Product revenue	$2,579	$2,737	$2,711
Professional services and installation services revenue	1,055	1,011	944
Recurring revenue, including maintenance and cloud revenue	2,882	2,795	2,718
Total revenue	$6,516	$6,543	$6,373

Revenue is attributed to the geographic area/country to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2017	%	2016	%	2015	%
Revenue by Geographic Area
United States	$3,224	50%	$3,106	47%	$2,909	46%
Americas (excluding United States)	585	9%	637	10%	590	9%
Europe, Middle East and Africa (EMEA)	1,786	27%	1,896	29%	1,964	31%
Asia Pacific (APJ)	921	14%	904	14%	910	14%
Consolidated revenue	$6,516	100%	$6,543	100%	$6,373	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2017	2016
Property, plant and equipment, net
United States	$204	$139
Americas (excluding United States)	19	21
Europe, Middle East and Africa (EMEA)	75	70
Asia Pacific (APJ)	43	57
Consolidated property, plant and equipment, net	$341	$287

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2017, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income (AOCI) by Component

The changes in AOCI for the years ended December 31 are as follows:

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2014	$(125)	$(8)	$(3)	$(136)
Other comprehensive (loss) income before reclassifications	(47)	43	8	4
Amounts reclassified from AOCI	—	(12)	(6)	(18)
Net current period other comprehensive (loss) income	(47)	31	2	(14)
Balance at December 31, 2015	$(172)	$23	$(1)	$(150)
Other comprehensive (loss) income before reclassifications	(52)	(1)	16	(37)
Amounts reclassified from AOCI	—	(16)	(2)	(18)
Net current period other comprehensive (loss) income	(52)	(17)	14	(55)
Balance at December 31, 2016	$(224)	$6	$13	$(205)
Other comprehensive (loss) income before reclassifications	41	(13)	(13)	15
Amounts reclassified from AOCI	—	(8)	(1)	(9)
Net current period other comprehensive (loss) income	41	(21)	(14)	6
Balance at December 31, 2017	$(183)	$(15)	$(1)	$(199)

Reclassifications Out of AOCI

The reclassifications out of AOCI for the years ended December 31 are as follows:

	For the year ended December 31, 2017
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$(1)	$(1)
Cost of services	(1)	(6)	—	(7)
Selling, general and administrative expenses	—	(4)	—	(4)
Research and development expenses	(1)	(1)	—	(2)
Total before tax	$(2)	$(11)	$(1)	$(14)
Tax expense				5
Total reclassifications, net of tax				$(9)

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

14. RESTRUCTURING PLAN

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Charges related to the restructuring plan for the years ended December 31 were as follows:

	For the twelve months ended December 31
In millions	2017	2016	2015
Severance and other employee-related costs
ASC 712 charges included in restructuring-related charges	$—	$4	$1
ASC 420 charges included in restructuring-related charges	—	—	19
Inventory-related charges
Charges included in cost of products	—	—	5
Charges included in cost of services	—	4	7
Asset-related charges
External and internal use software impairment charges included in restructuring-related charges	—	2	16
Impairment of long-lived assets included in restructuring-related charges	—	—	13
Other exit costs
Other exit costs included in restructuring-related charges	—	9	13
Total restructuring-related charges	$—	$19	$74

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

The results by segment, as disclosed in Note 12, “Segment Information and Concentrations” exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment.

The following table summarizes the costs recorded in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Employers’ Accounting for Postemployment Benefits, and the remaining liabilities as of December 31, 2017 and 2016, which are included in the Consolidated Balance Sheet in other current liabilities.

In millions	2017	2016
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$1	$20
Cost recognized during the period	—	15
Change in estimated payments	—	(2)
Utilization	(1)	(32)
Ending balance as of December 31	$—	$1

15. SUPPLEMENTAL FINANCIAL INFORMATION
The components of other (expense), net are summarized as follows for the years ended December 31:

In millions	2017	2016	2015
Other (expense), net
Interest income	$3	$4	$5
Foreign currency fluctuations and foreign exchange contracts	(26)	(40)	(21)
Divestiture and liquidation losses	—	(6)	(34)
Other, net	(8)	(8)	(7)
Total other (expense), net	$(31)	$(50)	$(57)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The components of accounts receivable are summarized as follows:

In millions	December 31, 2017	December 31, 2016
Accounts receivable
Trade	$1,270	$1,266
Other	37	57
Accounts receivable, gross	1,307	1,323
Less: allowance for doubtful accounts	(37)	(41)
Total accounts receivable, net	$1,270	$1,282
The components of inventory are summarized as follows:

In millions	December 31, 2017	December 31, 2016
Inventories
Work in process and raw materials	$185	$154
Finished goods	190	149
Service parts	405	396
Total inventories	$780	$699

The components of property, plant and equipment are summarized as follows:

In millions	December 31, 2017	December 31, 2016
Property, plant and equipment
Land and improvements	$7	$6
Buildings and improvements	278	198
Machinery and other equipment	633	598
Property, plant and equipment, gross	918	802
Less: accumulated depreciation	(577)	(515)
Total property, plant and equipment, net	$341	$287

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

Refer to Note 5, "Debt Obligations" for additional information.

In connection with the previously completed exchange offers for the 5.00% Notes, 4.625% Notes, 5.875% Notes and 6.375% Notes, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (Rule 3-10), and has therefore included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

The following supplemental information sets forth, on a consolidating basis, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets and the condensed statements of cash flows for the parent issuer of

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

these senior unsecured notes, for the Guarantor Subsidiary and for the Company and all of its consolidated subsidiaries. As of October 1, 2017, certain non-guarantor subsidiaries were acquired by, and merged into, the parent issuer. Accordingly, all prior period condensed consolidating guarantor financial statements were updated to reflect the mergers.

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,329	$91	$1,454	$(295)	$2,579
Service revenue	2,051	29	1,857	—	3,937
Total revenue	3,380	120	3,311	(295)	6,516
Cost of products	1,044	37	1,240	(295)	2,026
Cost of services	1,378	10	1,238	—	2,626
Selling, general and administrative expenses	502	3	427	—	932
Research and development expenses	192	—	64	—	256
Restructuring-related charges	—	—	—	—	—
Total operating expenses	3,116	50	2,969	(295)	5,840
Income (loss) from operations	264	70	342	—	676
Interest expense	(204)	—	(10)	51	(163)
Other (expense) income, net	11	1	8	(51)	(31)
Income (loss) from continuing operations before income taxes	71	71	340	—	482
Income tax expense (benefit)	113	107	22	—	242
Income (loss) from continuing operations before earnings in subsidiaries	(42)	(36)	318	—	240
Equity in earnings of consolidated subsidiaries	279	291	—	(570)	—
Income (loss) from continuing operations	237	255	318	(570)	240
Income (loss) from discontinued operations, net of tax	(5)	—	—	—	(5)
Net income (loss)	$232	$255	$318	$(570)	$235
Net income (loss) attributable to noncontrolling interests	—	—	3	—	3
Net income (loss) attributable to NCR	$232	$255	$315	$(570)	$232
Total comprehensive income (loss)	238	269	317	(585)	239
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$238	$269	$316	$(585)	$238

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,293	$111	$1,768	$(435)	$2,737
Service revenue	1,962	36	1,808	—	3,806
Total revenue	3,255	147	3,576	(435)	6,543
Cost of products	1,028	50	1,459	(435)	2,102
Cost of services	1,369	12	1,278	—	2,659
Selling, general and administrative expenses	534	4	388	—	926
Research and development expenses	164	—	78	—	242
Restructuring-related charges	3	—	12	—	15
Total operating expenses	3,098	66	3,215	(435)	5,944
Income (loss) from operations	157	81	361	—	599
Interest expense	(165)	—	(10)	5	(170)
Other (expense) income, net	(20)	(23)	(2)	(5)	(50)
Income (loss) from continuing operations before income taxes	(28)	58	349	—	379
Income tax expense (benefit)	(20)	21	91	—	92
Income (loss) from continuing operations before earnings in subsidiaries	(8)	37	258	—	287
Equity in earnings of consolidated subsidiaries	291	304	—	(595)	—
Income (loss) from continuing operations	283	341	258	(595)	287
Income (loss) from discontinued operations, net of tax	(13)	—	—	—	(13)
Net income (loss)	$270	$341	$258	$(595)	$274
Net income (loss) attributable to noncontrolling interests	—	—	4	—	4
Net income (loss) attributable to NCR	$270	$341	$254	$(595)	$270
Total comprehensive income (loss)	215	277	195	(473)	214
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to NCR common stockholders	$215	$277	$196	$(473)	$215

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,189	$105	$2,339	$(922)	$2,711
Service revenue	1,868	33	1,761	—	3,662
Total revenue	3,057	138	4,100	(922)	6,373
Cost of products	904	43	2,047	(922)	2,072
Cost of services	1,289	13	1,530	—	2,832
Selling, general and administrative expenses	567	4	471	—	1,042
Research and development expenses	133	—	97	—	230
Restructuring-related charges	36	—	26	—	62
Total operating expenses	2,929	60	4,171	(922)	6,238
Income (loss) from operations	128	78	(71)	—	135
Interest expense	(168)	—	(10)	5	(173)
Other (expense) income, net	(47)	4	(9)	(5)	(57)
Income (loss) from continuing operations before income taxes	(87)	82	(90)	—	(95)
Income tax expense (benefit)	(38)	52	41	—	55
Income (loss) from continuing operations before earnings in subsidiaries	(49)	30	(131)	—	(150)
Equity in earnings of consolidated subsidiaries	(104)	(161)	—	265	—
Income (loss) from continuing operations	(153)	(131)	(131)	265	(150)
Income (loss) from discontinued operations, net of tax	(25)	—	1	—	(24)
Net income (loss)	$(178)	$(131)	$(130)	$265	$(174)
Net income (loss) attributable to noncontrolling interests	—	—	4	—	4
Net income (loss) attributable to NCR	$(178)	$(131)	$(134)	$265	$(178)
Total comprehensive income (loss)	(192)	(154)	(145)	300	(191)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$(192)	$(154)	$(146)	$300	$(192)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Balance Sheet
December 31, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$97	$11	$429	$—	$537
Accounts receivable, net	62	12	1,196	—	1,270
Inventories	311	7	462	—	780
Due from affiliates	646	1,801	283	(2,730)	—
Other current assets	78	39	162	(36)	243
Total current assets	1,194	1,870	2,532	(2,766)	2,830
Property, plant and equipment, net	207	—	134	—	341
Goodwill	2,228	—	513	—	2,741
Intangibles, net	503	—	75	—	578
Prepaid pension cost	—	—	118	—	118
Deferred income taxes	334	—	157	(31)	460
Investments in subsidiaries	3,008	2,942	—	(5,950)	—
Due from affiliates	31	1	39	(71)	—
Other assets	472	63	51	—	586
Total assets	$7,977	$4,876	$3,619	$(8,818)	$7,654

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$52	$—	$—	$—	$52
Accounts payable	382	—	380	—	762
Payroll and benefits liabilities	124	—	95	—	219
Deferred service revenue and customer deposits	216	6	236	—	458
Due to affiliates	1,884	130	716	(2,730)	—
Other current liabilities	204	5	225	(36)	398
Total current liabilities	2,862	141	1,652	(2,766)	1,889
Long-term debt	2,937	—	2	—	2,939
Pension and indemnity plan liabilities	515	—	283	—	798
Postretirement and postemployment benefits liabilities	20	3	110	—	133
Income tax accruals	20	5	123	—	148
Due to affiliates	—	39	32	(71)	—
Other liabilities	94	36	101	(31)	200
Total liabilities	6,448	224	2,303	(2,868)	6,107
Redeemable noncontrolling interest	—	—	15	—	15
Series A convertible preferred stock	810	—	—	—	810
Stockholders’ equity
Total NCR stockholders’ equity	719	4,652	1,298	(5,950)	719
Noncontrolling interests in subsidiaries	—	—	3	—	3
Total stockholders’ equity	719	4,652	1,301	(5,950)	722
Total liabilities and stockholders’ equity	$7,977	$4,876	$3,619	$(8,818)	$7,654

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Balance Sheet
December 31, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$67	$12	$419	$—	$498
Accounts receivable, net	107	25	1,150	—	1,282
Inventories	272	13	414	—	699
Due from affiliates	658	1,509	385	(2,552)	—
Other current assets	120	37	154	(33)	278
Total current assets	1,224	1,596	2,522	(2,585)	2,757
Property, plant and equipment, net	142	—	145	—	287
Goodwill	2,228	—	499	—	2,727
Intangibles, net	574	—	98	—	672
Prepaid pension cost	—	—	94	—	94
Deferred income taxes	360	98	82	35	575
Investments in subsidiaries	2,744	2,822	—	(5,566)	—
Due from affiliates	52	—	35	(87)	—
Other assets	443	56	62	—	561
Total assets	$7,767	$4,572	$3,537	$(8,203)	$7,673

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$46	$—	$4	$—	$50
Accounts payable	344	2	435	—	781
Payroll and benefits liabilities	140	—	94	—	234
Deferred service revenue and customer deposits	196	5	267	—	468
Due to affiliates	1,700	154	698	(2,552)	—
Other current liabilities	228	6	231	(33)	432
Total current liabilities	2,654	167	1,729	(2,585)	1,965
Long-term debt	2,998	—	3	—	3,001
Pension and indemnity plan liabilities	473	—	266	—	739
Postretirement and postemployment benefits liabilities	24	3	100	—	127
Income tax accruals	17	4	121	—	142
Due to affiliates	—	35	52	(87)	—
Other liabilities	59	5	39	35	138
Total liabilities	6,225	214	2,310	(2,637)	6,112
Redeemable noncontrolling interest	—	—	15	—	15
Series A Convertible Preferred Stock	847	—	—	—	847
Stockholders’ equity
Total NCR stockholders’ equity	695	4,358	1,208	(5,566)	695
Noncontrolling interests in subsidiaries	—	—	4	—	4
Total stockholders’ equity	695	4,358	1,212	(5,566)	699
Total liabilities and stockholders’ equity	$7,767	$4,572	$3,537	$(8,203)	$7,673

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$459	$(180)	$486	$(10)	$755
Investing activities
Expenditures for property, plant and equipment	(87)	—	(41)	—	(128)
Proceeds from the sale of property, plant and equipment	—	—	6	—	6
Additions to capitalized software	(133)	—	(33)	—	(166)
Acquisitions	(8)	—	—	—	(8)
Proceeds from (payments of) intercompany notes	230	180	2	(412)	—
Proceeds from divestitures	3	—	—	—	3
Investments in equity affiliates	3	—	—	(3)	—
Other investing activities, net	(1)	—	4	—	3
Net cash provided by (used in) investing activities	7	180	(62)	(415)	(290)
Financing activities
Short term borrowings, net	(5)	—	1	—	(4)
Payments on term credit facilities	(56)	—	(5)	—	(61)
Payments on revolving credit facilities	(1,700)	—	(240)	—	(1,940)
Borrowings on revolving credit facilities	1,700	—	240	—	1,940
Tax withholding payments on behalf of employees	(31)	—	—	—	(31)
Proceeds from employee stock plans	15	—	—	—	15
Other financing activities	(1)	—	(2)	—	(3)
Dividend distribution to consolidated subsidiaries	—	—	(10)	10	—
Repurchases of Company common stock	(350)	—	—	—	(350)
Equity contribution	—	—	(3)	3	—
Borrowings (repayments) of intercompany notes	—	(2)	(410)	412	—
Net cash provided by (used in) financing activities	(428)	(2)	(429)	425	(434)
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(8)	—	—	—	(8)
Effect of exchange rate changes on cash and cash equivalents	—	1	15	—	16
Increase (decrease) in cash and cash equivalents	30	(1)	10	—	39
Cash and cash equivalents at beginning of period	67	12	419	—	498
Cash and cash equivalents at end of period	$97	$11	$429	$—	$537

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2016

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$336	$(160)	$721	$(3)	$894
Investing activities
Expenditures for property, plant and equipment	(33)	—	(40)	—	(73)
Additions to capitalized software	(114)	—	(40)	—	(154)
Proceeds from (payments of) intercompany notes	365	115	—	(480)	—
Proceeds from divestitures	22	—	25	—	47
Investments in equity affiliates	(9)	50	—	(41)	—
Other investing activities, net	(9)	—	—	—	(9)
Net cash provided by (used in) investing activities	222	165	(55)	(521)	(189)
Financing activities
Short term borrowings, net	(4)	—	(4)	—	(8)
Payments on term credit facilities	(89)	—	(8)	—	(97)
Payments on revolving credit facilities	(1,151)	—	(280)	—	(1,431)
Borrowings on revolving credit facilities	1,051	—	280	—	1,331
Debt issuance costs	(9)	—	—	—	(9)
Tax withholding payments on behalf of employees	(16)	—	—	—	(16)
Proceeds from employee stock plans	15	—	—	—	15
Other financing activities	—	—	(2)	—	(2)
Dividend distribution to consolidated subsidiaries	—	—	(53)	53	—
Repurchases of Company common stock	(250)	—	—	—	(250)
Equity contribution	—	—	9	(9)	—
Borrowings (repayments) of intercompany notes	(16)	—	(464)	480	—
Net cash provided by (used in) financing activities	(469)	—	(522)	524	(467)
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(39)	—	—	—	(39)
Effect of exchange rate changes on cash and cash equivalents	—	(13)	(16)	—	(29)
Increase (decrease) in cash and cash equivalents	50	(8)	128	—	170
Cash and cash equivalents at beginning of period	17	20	291	—	328
Cash and cash equivalents at end of period	$67	$12	$419	$—	$498

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2015

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$423	$(335)	$670	$(77)	$681
Investing activities
Expenditures for property, plant and equipment	(25)	—	(54)	—	(79)
Proceeds from sales of property, plant and equipment	—	—	19	—	19
Additions to capitalized software	(111)	—	(39)	—	(150)
Proceeds from (payments of) intercompany notes	217	347	—	(564)	—
Investments in equity affiliates	(1)	—	—	1	—
Other investing activities, net	(6)	—	7	—	1
Net cash provided by (used in) investing activities	74	347	(67)	(563)	(209)
Financing activities
Short term borrowings, net	3	—	5	—	8
Payments on revolving credit facilities	(376)	—	(7)	—	(383)
Payments on revolving credit facilities	(729)	—	(965)	—	(1,694)
Borrowings on revolving credit facilities	829	—	869	—	1,698
Tax withholding payments on behalf of employees	(16)	—	—	—	(16)
Proceeds from employee stock plans	15	—	—	—	15
Dividend distribution to consolidated subsidiaries	—	—	(77)	77	—
Series A convertible preferred stock issuance	794	—	—	—	794
Equity contribution	—	—	1	(1)	—
Borrowings (repayments) of intercompany notes	—	—	(564)	564	—
Tender offer share repurchase	(1,005)	—	—	—	(1,005)
Net cash provided by (used in) financing activities	(485)	—	(738)	640	(583)
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(43)	—	—	—	(43)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	(28)	—	(29)
Increase (decrease) in cash and cash equivalents	(31)	11	(163)	—	(183)
Cash and cash equivalents at beginning of period	48	9	454	—	511
Cash and cash equivalents at end of period	$17	$20	$291	$—	$328

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

17. QUARTERLY INFORMATION (UNAUDITED)

In millions, except per share amounts	First	Second	Third	Fourth
2017
Total revenue	$1,478	$1,593	$1,663	$1,782
Gross margin	413	463	473	515
Operating income	117	178	200	181
Income (loss) from continuing operations (attributable to NCR)	57	97	118	(35)
Income (loss) from discontinued operations, net of tax	—	5	—	(10)
Net (loss) income attributable to NCR common stockholders	(17)	90	106	(56)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$(0.14)	$0.70	$0.87	$(0.38)
Diluted	$(0.14)	$0.64	$0.77	$(0.38)
Net (loss) income per common share:
Basic	$(0.14)	$0.74	$0.87	$(0.46)
Diluted	$(0.14)	$0.67	$0.77	$(0.46)

2016
Total revenue	$1,444	$1,620	$1,677	$1,802
Gross margin	380	446	477	479
Operating income	101	163	189	146
Income from continuing operations (attributable to NCR)	32	76	107	68
(Loss) from discontinued operations, net of tax	—	—	(2)	(11)
Net income attributable to NCR common stockholders	21	63	92	45
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.16	$0.51	$0.76	$0.45
Diluted	$0.16	$0.49	$0.69	$0.43
Net income per common share:
Basic	$0.16	$0.51	$0.74	$0.36
Diluted	$0.16	$0.49	$0.68	$0.35

Operating income for the quarter ended December 31, 2017 was impacted by actuarial losses related to the remeasurement of our pension plan assets and liabilities. The actuarial losses included in pension expense recognized in the quarter ended December 31, 2017 decreased operating income by $28 million, net income attributable to NCR by $25 million, basic earnings per share from continuing operations by $0.21, and diluted earnings per share from continuing operations by $0.21.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

18. SUBSEQUENT EVENTS

On February 8, 2018, NCR announced that, to accelerate its transformation journey, it would evaluate programs to prioritize driving sustainable margin improvement, higher productivity and process efficiencies focusing on investing in software products that accelerate growth, driving growth in services through structural improvements and optimizing its hardware production, sourcing and supply chain strategy.

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

Changes in Internal Control over Financial Reporting

Throughout 2017, in order to facilitate our adoption of the new revenue recognition accounting standard on January 1, 2018, we implemented internal controls to help ensure we properly evaluated our customer contracts, executed key system changes, and assessed the impact to our consolidated financial statements. We expect to continue to implement additional internal controls related to the adoption of this standard in the first quarter of 2018. There have been no other changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we determined that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 as stated in their report which appears in Item 8 of this Report.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board” in the Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2017 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

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

The information required by this Item 11 will be set forth under the headings “Executive Compensation - Compensation Discussion & Analysis,” “Compensation and Human Resource Committee,” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2017 year, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “NCR Stock Ownership” and “Equity Compensation Plan Information” in the Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2017 year, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2017 year, and is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2017 year, and is incorporated herein by reference.

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

3.1	Articles of Amendment and Restatement of NCR Corporation (Exhibit 3.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

3.2	Bylaws of NCR Corporation, as amended and restated on February 20, 2018 (Exhibit 3.2 to the Current Report on Form 8-K of NCR Corporation dated February 23, 2018).

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.8.3	Form of 2011 Stock Option Agreement under the 2011 Stock Incentive Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). *

10.9	Amended and Restated NCR Management Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.10
NCR Director Compensation Program effective April 21, 2009 (the “2009 NCR Director Compensation Program”)
(Exhibit 10.7 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter 2009 Form 10-Q”)). *

10.10.1	2009 Director Option Grant Statement under the 2009 NCR Director Compensation Program (Exhibit 10.8 to the First Quarter 2009 Form 10-Q). *

10.10.2	2009 Director Restricted Stock Unit Grant Statement under the 2009 NCR Director Compensation Program (Exhibit 10.9 to the First Quarter 2009 Form 10-Q). *

10.11	Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008 (Exhibit 10.24.2 to the 2008 Annual Report). *

10.11.1	First Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.6 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011). *

10.11.2	Second Amendment to the Amended and Restated NCR Change in Control Severance Plan. *

10.12	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated July 27, 2005). *

10.12.1	Letter Agreement, dated July 26, 2006, with William Nuti (Exhibit 10.4 to the Current Report on Form 8-K of NCR Corporation dated July 25, 2006). *

10.12.2	Second Amendment, effective as of December 12, 2008, to Letter Agreement with William Nuti dated July 29, 2005, as amended July 26, 2006 (Exhibit 10.30.2 to the 2008 Annual Report). *

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

10.15.5
Amended and Restated NCR Corporation Economic Profit Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Second Quarter 2015 Quarterly Report)).*

10.16
Equity Subscription Agreement, dated July 26, 2011, among NCR Corporation, Scopus Industrial S.A., Scopus Tecnologia Ltda. and NCR Brasil - Indústria de Equipamentos Para Automação Ltda., including Schedule I - The form of Shareholders' Agreement (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated July 26, 2011).

10.17
NCR Corporation 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2013 Annual Meeting of Stockholders). *

10.17.1	Form of 2015 Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.1 to the First Quarter 2015 Quarterly Report).*

10.17.2	Form of 2015 Time Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.2 to the First Quarter 2015 Quarterly Report).*

10.17.3	Form of 2015 Single-Metric Performance-Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2015 Quarterly Report).*

10.17.4
Form of 2016 Time Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2016 (the “First Quarter 2016 Quarterly Report”)). *

10.17.5	Form of 2016 Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.2 to the First Quarter 2016 Quarterly Report). *

10.17.6	Form of 2016 Single-Metric Performance Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2016 Quarterly Report). *

10.17.7
Form of Vision 2020 Award (for Awardees Other than the Chief Executive Officer): 2016 Price-Contingent Restricted Stock Unit Agreement - $35 Price Target - under the 2013 Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2016 Quarterly Report). *

10.17.8
Form of Vision 2020 Award (for Awardees Other than the Chief Executive Officer): 2016 Price-Contingent Restricted Stock Unit Agreement - $40 Price Target - under the 2013 Stock Incentive Plan (Exhibit 10.6 to the First Quarter 2016 Quarterly Report). *

10.18	Agreement between NCR and the Trustees of the NCR Pension Plan (UK), dated November 14, 2013 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 14, 2013).

10.19
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

10.19.1
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

10.20
Purchase and Sale Agreement, dated as of November 21, 2014, among NCR Receivables LLC, as buyer, and NCR Corporation and the other originator parties from time to time party thereto (Exhibit 10.2 to the November 21, 2014 Form 8-K).

10.21	Amended and Restated NCR Executive Severance Plan (Exhibit 10.1 to the Second Quarter 2015 Quarterly Report).*

10.21.1	First Amendment to the Amended and Restated NCR Executive Severance Plan.*

10.22	Employment Letter of Frederick Marquardt dated April 4, 2014 (as amended May 1, 2014). (Exhibit 10.40 to the 2014 Annual Report). *

10.23	Employment Contract, dated June 23, 2014, between NCR GmbH and Michael Bayer (Exhibit 10.41 to the 2014 Annual Report). *

10.23.1	Letter regarding additional terms of employment of Michael Bayer, dated June 23, 2014 (Exhibit 10.41.1 to the 2014 Annual Report). *

10.23.2	Employment Transfer Letter (revised) of Michael Bayer, dated July 30, 2015 (Exhibit 10.4 to the Second Quarter 2015 Quarterly Report).*

10.24	NCR Director Compensation Program effective April 23, 2013, as amended effective February 24, 2014 (the “2013 NCR Director Compensation Program”) (Exhibit 10.42 to the 2014 Annual Report). *

10.24.1	2014 Director Restricted Stock Unit Grant Statement under the 2013 NCR Director Compensation Program (Exhibit 10.42.1 to the 2014 Annual Report). *

10.24.2	2015 Director Restricted Stock Unit Grant Statement under the 2013 NCR Director Compensation Program (Exhibit 10.3 to the Second Quarter 2015 Quarterly Report).*

10.24.3
2016 Director Restricted Stock Unit Grant Statement under the 2013 NCR Director Compensation Program (Exhibit 10.2 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2016 (the “Second Quarter 2016 Quarterly Report”)). *

10.25
Investment Agreement dated as of November 11, 2015, by and between NCR Corporation and the affiliates of Blackstone Capital Partners VI, L.P. and Blackstone Tactical Opportunities L.L.C. named therein (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 11, 2015).

10.26
Registration Rights Agreement, dated as of December 4, 2015, by and between NCR Corporation and the affiliates of Blackstone Capital Partners VI, L.P. and Blackstone Tactical Opportunities L.L.C. named therein (Exhibit 10.1 to the December 2, 2015 Form 8-K).

10.27
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

10.28.1
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

10.28.2
Annex A to Credit Agreement dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, among NCR Corporation, the Foreign Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (Exhibit 10.1 to the Second Quarter 2016 Quarterly Report).

10.29
Employment Contract, dated September 15, 2016, between NCR Corporation and Mark D. Benjamin (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2016). *

10.30
Underwriting Agreement, dated March 13, 2017, among NCR Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and the selling stockholders party thereto (Exhibit 1.1 to the Current Report on Form 8-K of NCR Corporation dated March 10, 2017).

10.31
Second Amended and Restated NCR Management Incentive Plan (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”). *

10.32
Stock Repurchase Agreement, dated as of March 10, 2017, by and between NCR Corporation, Blackstone BCP VI SBS ESC Holdco L.P., Blackstone NCR Holdco L.P., BTO NCR Holdings - ESC L.P., and BTO NCR Holdings L.P. (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2017 (the “First Quarter 2017 Quarterly Report”)).

10.33
Waiver and Amendment of Investment Agreement, dated as of March 13 2017, by and between NCR Corporation, Blackstone BCP VI SBS ESC Holdco L.P., Blackstone NCR Holdco L.P., BTO NCR Holdings - ESC L.P. and BTG NCR Holdings L.P. (Exhibit 10.2 to the First Quarter 2017 Quarterly Report).

10.34	NCR Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) (Appendix B to the 2017 Proxy Statement). *

10.34.1	Form of 2017 Performance-Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2017 Quarterly Report). *

10.34.2	Form of 2017 Performance-Vesting Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2017 Quarterly Report). *

10.34.3	Form of 2017 Time-Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2017 Quarterly Report). *

10.34.4
Form of 2017 Single-Metric Performance-Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.6 to the First Quarter 2017 Quarterly Report). *

10.34.5
Form of 2017 Director Restricted Stock Unit Grant Statement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2017 (the “Second Quarter 2017 Quarterly Report”)). *

10.34.6	Form of 2017 Stock Option Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.2 to the Second Quarter 2017 Quarterly Report). *

10.35	NCR Director Compensation Program effective May 1, 2017 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2017). *

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Tax Opinion of Wachtell, Lipton, Rosen & Katz in connection with the Spin off of Teradata, dated August 27, 2007 (Exhibit 99.2 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2007).

101	Financials in XBRL Format.

* Management contracts or compensatory plans/arrangements

Item 16.	FORM 10-K SUMMARY

None.
NCR Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2017
Allowance for doubtful accounts	$41	$10	$—	$14	$37
Deferred tax asset valuation allowance	$445	$—	$—	$30	$415

Year Ended December 31, 2016
Allowance for doubtful accounts	$47	$9	$—	$15	$41
Deferred tax asset valuation allowance	$346	$—	$99	$—	$445

Year Ended December 31, 2015
Allowance for doubtful accounts	$19	$32	$—	$4	$47
Deferred tax asset valuation allowance	$294	$—	$52	$—	$346

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	February 26, 2018	By:	/s/ Robert Fishman
Robert Fishman Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ William R. Nuti	Chairman of the Board of Directors,
	William R. Nuti	and Chief Executive Officer

	/s/ Robert P. Fishman	Executive Vice President and Chief Financial Officer
	Robert P. Fishman	(Principal Financial and Accounting Officer)

	/s/ Gregory R. Blank	Director
Gregory R. Blank

	/s/ Chinh E. Chu	Director
Chinh E. Chu

	/s/ Richard L. Clemmer	Director
Richard L. Clemmer

	/s/ Gary Daichendt	Director
Gary Daichendt

Director
Robert P. DeRodes

	/s/ Deborah A. Farrington	Director
Deborah A. Farrington

	/s/ Kurt P. Kuehn	Director
Kurt P. Kuehn

	/s/ Linda Fayne Levinson	Director
Linda Fayne Levinson

	/s/ Matthew Thompson	Director
Matthew Thompson

Date:	February 26, 2018