Form 10-Q
period 2018-03-31
NCR CORP
filed 2018-05-04
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
Commission File Number 001-00395
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of April 16, 2018, there were approximately 118.3 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2018	2017
Product revenue	$526	$554
Service revenue	991	924
Total revenue	1,517	1,478
Cost of products	420	424
Cost of services	677	642
Selling, general and administrative expenses	245	230
Research and development expenses	66	67
Total operating expenses	1,408	1,363
Income from operations	109	115
Interest expense	(41)	(39)
Other (expense), net	(5)	(5)
Income from continuing operations before income taxes	63	71
Income tax expense	7	14
Income from continuing operations	56	57
Loss from discontinued operations, net of tax	(35)	—
Net income	21	57
Net income attributable to noncontrolling interests	1	—
Net income attributable to NCR	$20	$57
Amounts attributable to NCR common stockholders:
Income from continuing operations	$55	$57
Series A convertible preferred stock dividends	(12)	(12)
Deemed dividend on modification of Series A convertible preferred stock	—	(4)
Deemed dividend on Series A convertible preferred stock related to redemption	—	(58)
Income (loss) from continuing operations attributable to NCR common stockholders	43	(17)
Loss from discontinued operations, net of tax	(35)	—
Net income (loss) attributable to NCR common stockholders	$8	$(17)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.36	$(0.14)
Diluted	$0.35	$(0.14)
Net income (loss) per common share
Basic	$0.07	$(0.14)
Diluted	$0.06	$(0.14)
Weighted average common shares outstanding
Basic	119.2	122.8
Diluted	123.8	122.8
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2018	2017
Net income	$21	$57
Other comprehensive (loss) income:
Currency translation adjustments
Currency translation gains	19	24
Derivatives
Unrealized losses on derivatives	(5)	(4)
Losses (gains) on derivatives recognized during the period	1	(2)
Less income tax benefit	—	2
Employee benefit plans
Amortization of prior service benefit	(2)	(2)
Amortization of actuarial benefit	—	(1)
Less income tax benefit	1	1
Reclassification related to accounting standard update	1	—
Other comprehensive income	15	18
Total comprehensive income	36	75
Less comprehensive income attributable to noncontrolling interests:
Net income	1	—
Amounts attributable to noncontrolling interests	1	—
Comprehensive income attributable to NCR	$35	$75
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$348	$537
Accounts receivable, net	1,338	1,270
Inventories	822	780
Other current assets	283	243
Total current assets	2,791	2,830
Property, plant and equipment, net	338	341
Goodwill	2,746	2,741
Intangibles, net	556	578
Prepaid pension cost	129	118
Deferred income taxes	474	460
Other assets	607	586
Total assets	$7,641	$7,654
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$34	$52
Accounts payable	697	762
Payroll and benefits liabilities	190	219
Contract liabilities	538	458
Other current liabilities	385	398
Total current liabilities	1,844	1,889
Long-term debt	3,038	2,939
Pension and indemnity plan liabilities	810	798
Postretirement and postemployment benefits liabilities	133	133
Income tax accruals	131	148
Other liabilities	245	200
Total liabilities	6,201	6,107
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	16	15
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.8 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively; redemption amount and liquidation preference of $836 and $825 as of March 31, 2018 and December 31, 2017, respectively	822	810
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 118.3 and 122.0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1	1
Paid-in capital	—	60
Retained earnings	782	857
Accumulated other comprehensive loss	(184)	(199)
Total NCR stockholders’ equity	599	719
Noncontrolling interests in subsidiaries	3	3
Total stockholders’ equity	602	722
Total liabilities and stockholders’ equity	$7,641	$7,654
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2018	2017
Operating activities
Net income	$21	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	35	—
Depreciation and amortization	86	85
Stock-based compensation expense	14	19
Deferred income taxes	4	(3)
Changes in assets and liabilities:
Receivables	(114)	(17)
Inventories	(42)	(101)
Current payables and accrued expenses	(77)	(82)
Contract liabilities	75	96
Employee benefit plans	(3)	3
Other assets and liabilities	(23)	(18)
Net cash (used in) provided by operating activities	(24)	39
Investing activities
Expenditures for property, plant and equipment	(29)	(11)
Additions to capitalized software	(42)	(41)
Other investing activities, net	(3)	(1)
Net cash used in investing activities	(74)	(53)
Financing activities
Short term borrowings, net	(1)	3
Payments on term credit facilities	(34)	(11)
Payments on revolving credit facilities	(498)	(195)
Borrowings on revolving credit facilities	613	480
Repurchases of Company common stock	(165)	(350)
Proceeds from employee stock plans	5	3
Tax withholding payments on behalf of employees	(11)	(22)
Net cash used in financing activities	(91)	(92)
Cash flows from discontinued operations
Net cash used in operating activities	(4)	(3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	8
Decrease in cash, cash equivalents, and restricted cash	(188)	(101)
Cash, cash equivalents and restricted cash at beginning of period	543	507
Cash, cash equivalents and restricted cash at end of period	$355	$406

in millions	March 31
	2018	2017
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows
Cash and cash equivalents	$348	$401
Restricted cash included in Other assets	7	5
Total cash, cash equivalents and restricted cash	$355	$406
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2017 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2017.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. There were two subsequent events identified and included in Note 19. Subsequent Events, as follows: (i) announcement of the manufacturing network redesign, and (ii) announcement of executive leadership changes, including the announcement of Michael D. Hayford as the new President and Chief Executive Officer. Except for the items disclosed in Note 19. Subsequent Events, no matters were identified that required adjustment of the Condensed Consolidated Financial Statements or additional disclosure.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

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

We recognized revenue related to Banco Bradesco SA (Bradesco), the parent of Scopus, totaling $4 million and $1 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, we had zero and $18 million, respectively, in receivables outstanding from Bradesco.

Recent Accounting Pronouncements

Issued

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

impairment testing performed in fiscal years beginning after December 15, 2019. The adoption of this standards update is not expected to impact our consolidated financial statements.

Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued a new revenue recognition standard that superseded existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was effective for the first interim period within annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented  (“full retrospective method”) or as a cumulative effect adjustment as of the date of adoption  (“modified retrospective method”). Effective January 1, 2018, we adopted the standard using the modified retrospective method applied to contracts that were not complete as of the date of adoption and recorded a cumulative adjustment to increase retained earnings by $2 million. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition and deferred commissions. Refer to Note 2. Accounting Policies related to Revenue with Contracts with Customers, for the updated policy disclosures, and Note 3. Revenue Recognized under Previous Guidance, for presentation of what revenue would have been in the current periods had the Company continued to recognize revenue under the previous accounting guidance.
In August 2016, the FASB issued an accounting standards update which provides guidance regarding the classification of certain cash receipts and cash payments on the statement of cash flows, where specific guidance is provided for issues not previously addressed. This guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2017, with early adoption permitted, and is required to be adopted using a retrospective approach. The adoption of this accounting standard update did not have a material effect on the Company's statement of cash flows.
In October 2016, the FASB issued an accounting standards update which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. Effective January 1, 2018, we adopted the standard using the modified retrospective method and recorded a cumulative adjustment to increase retained earnings by $13 million.
In November 2016, the FASB issued an accounting standards update which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The accounting standard update is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period. The amendment is to be applied retrospectively with early adoption permitted. The adoption of this accounting standard update did not have a material effect on the Company's statement of cash flows.
In January 2017, the FASB issued an accounting standards update which clarifies the definition of a business which is used across several areas of accounting. The area expected to see the most change is the evaluation of whether a transaction should be accounted for as an acquisition (or disposal) of assets, or as a business combination. The new guidance clarifies that to be a business there must also be at least one substantive process, and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition standard. The accounting standard update is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period. The amendment is to be applied prospectively with early adoption permitted. The adoption of this standard did not have a material effect on our financial condition, results of operations or disclosures, as the standard applies only to businesses acquired after the adoption date.

In March 2017, the FASB issued an accounting standards update with new guidance on an employer's presentation of defined benefit retirement costs in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with early adoption permitted. The adoption of this accounting standard update did not have a material effect on the Company's net income, cash flows or financial condition.

In May 2017, the FASB issued an accounting standards update which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. This update requires modification only if the fair value, vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This guidance is effective

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

for fiscal years beginning after December 15, 2017, and interim periods therein, with early adoption permitted. The adoption of this accounting standard update did not have a material effect on the Company's net income, cash flows or financial condition.

In August 2017, the FASB issued an accounting standards update which simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. This update generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedge relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein, with early adoption permitted. The adoption of this accounting standard update did not have a material effect on the Company's net income, cash flows or financial condition.
In February 2018, the FASB issued an accounting standards update which will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the enactment of the Tax Cuts and Jobs Act (U.S. Tax Reform) to retained earnings. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein, with early adoption permitted. The adoption of this accounting standard update did not have a material effect on the Company's net income, cash flows or financial condition.
In March 2018, the FASB issued an accounting standards update which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of U.S. Tax Reform”. The standard was effective upon issuance. The Company recognized the estimated income tax effects of U.S. Tax Reform in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118 (SAB No. 118). Refer to Note 6. Income Taxes, for further information regarding the provisional amounts recorded by the Company as of December 31, 2017.

2. ACCOUNTING POLICIES RELATED TO REVENUE WITH CONTRACTS WITH CUSTOMERS

The Company records revenue, net of tax, when the following five steps have been completed:

•	Identification of the contract(s) with a customer

•	Identification of the performance obligation(s) in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy performance obligations

The Company records revenue when, or as, performance obligations are satisfied by transferring control of a promised good or service to the customer. The Company evaluates the transfer of control primarily from the customer’s perspective where the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service.

Our product revenue includes hardware and software which is generally recognized at a point in time, once all conditions for revenue recognition have been met. For hardware products, control is generally transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the products, which generally coincides with when the customer has assumed risk of loss of the goods sold. For software products, control is generally transferred when the customer takes possession of, or has complete access to, the software. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery, acceptance, and transfer of title and risk of loss generally occur in the same reporting period. NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis.

Our services revenue includes software as a service (SaaS), professional consulting, installation and maintenance support. SaaS primarily consists of fees to provide our customers access to our platform and cloud-based applications. Revenue from SaaS contracts is recognized as variable consideration directly allocated based on customer usage or on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Professional consulting primarily consists of software implementation, integration, customization and optimization services. Revenue from professional consulting contracts that involve significant production, modification or customization of the software is recognized over time as the services are performed. Revenue from professional consulting contracts that does not involve significant production, modification or customization of the software is recognized when the services are completed or customer acceptance of the service is received, if required. For installation and maintenance, control is transferred as the services are provided or ratably over the service period, or, if applicable, after customer

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

acceptance of the service. We apply the ‘as invoiced’ practical expedient, for performance obligations satisfied over time, if the amount we may invoice corresponds directly with the value to the customer of the Company’s performance to date.  This expedient permits us to recognize revenue in the amount we invoice the customer.

NCR frequently enters contracts that include multiple performance obligations, including hardware, software, professional consulting services, installation services and maintenance support services. For these arrangements, the Company allocates the transaction price, at contract inception, to each performance obligation on a relative standalone selling price basis. The primary method used to estimate standalone selling price is the price that the Company charges for that good or service when the Company sells it separately in similar circumstances to similar customers.
If a contract includes software and services that involve significant production, modification or customization of the software, the services are not distinct from the software. For these contracts, both the software and professional services revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Estimated losses, if any, are recognized as soon as such losses become known.

The nature of our arrangements gives rise to several types of variable consideration including service level agreement credits, stock rotation rights, trade-in credits and volume-based rebates. At contract inception, we include this additional consideration in our transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method and a portfolio approach, based on historical experience, anticipated performance and our best judgment at the time and are reassessed at each reporting date. Because of our confidence in estimating these amounts, they are included in the transaction price of our contracts and the associated remaining performance obligations.

As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. We do not typically include extended payment terms in our contracts with customers.

The Company also does not adjust the transaction price for taxes collected from customers, as those amounts are netted against amounts remitted to government authorities.

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products, rather than as a separate performance obligation. Accordingly, we record amounts billed for shipping and handling costs as a component of net product sales, and classify such costs as a component of cost of products.
Accounts Receivable, net
Accounts receivable, net includes amounts billed and currently due from customers as well as amounts unbilled which typically result from sales under contracts where revenue recognized exceeds the amount billed to the customer and where the Company has an unconditional right to consideration. The amounts due are stated at their net estimated realizable value. NCR establishes provisions for doubtful accounts using percentages of accounts receivable balances to reflect historical average credit losses and specific provisions for known issues, such as risks of default.
Contract Assets and Liabilities
Contract assets include unbilled amounts where right to payment is not solely subject to the passage of time. Amounts may not exceed their net realizable value. Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. If the net position is a contract asset, the current portion is included in other current assets and the noncurrent portion is included in other assets in the Condensed Consolidated Balance Sheet. If the net position is a contract liability, the current portion is included in contract liabilities and the noncurrent portion is included in other liabilities in the Condensed Consolidated Balance Sheet.

The following table presents the net contract asset and contract liability balances as of March 31, 2018 and January 1, 2018:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2018	January 1, 2018
Current portion of contract assets	Other current assets	$23	$28
Current portion of contract liabilities	Contract liabilities	$538	$458
Non-current portion of contract liabilities	Other liabilities	$95	$95

During the three months ended March 31, 2018, the Company recognized $199 million in revenue that was included in contract liabilities as of January 1, 2018.

Deferred Commissions

Our incremental costs of obtaining a contract, which consist of certain sales commissions, primarily for our SaaS revenue, are deferred and amortized on a straight-line basis over the period of expected benefit. We determined the period of expected benefit by taking into consideration customer contracts, the estimated life of the customer relationship, including renewals when the renewal commission is not commensurate with the initial commission, the expected life of the underlying technology and other factors. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred commissions are included in other current assets and other assets, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2018. Amortization of deferred commissions is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018.

Set-up Fees and Costs

Fees for the design, configuration, implementation and installation related to the software applications that are provided as a service are recognized over the contract term, which is generally 5 years. The related costs incurred that are determined to be incremental and recoverable contract-specific costs are deferred and amortized over the period of benefit, which is generally 7 years.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next twelve months but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made two elections which affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for SaaS contracts where variable consideration is directly allocated based on usage or when the original expected length is one year or less.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3. REVENUE RECOGNIZED UNDER PREVIOUS GUIDANCE

As noted in Note 1. Basis of Presentation and Summary of Significant Accounting Policies, the Company adopted the new revenue recognition guidance effective January 1, 2018, using the modified retrospective approach. As a result, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings as of January 1, 2018. Adopting the new standard primarily impacted the deferral of incremental commission costs of obtaining SaaS contracts with customers. Other changes impact the timing of recognition for term-based software license sales and renewals, and estimating variable consideration at contract inception.

The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As such, the following tables present the results as of and for the three months ended March 31, 2018 under the previous guidance:

In millions, except per share amounts	Under Current Guidance	Adjustments	Under Previous Guidance
Condensed Consolidated Statement of Operations
Product revenue	$526	$(7)	$519
Cost of products	420	(2)	418
Income from operations	109	(5)	104
Income from continuing operations before income taxes	63	(5)	58
Income tax expense	7	(1)	6
Income from continuing operations	56	(4)	52
Net income	21	(4)	17
Net income attributable to NCR	$20	$(4)	$16
Income per common share from continuing operations
Basic	$0.36	$(0.03)	$0.33
Diluted	$0.35	$(0.03)	$0.32
Net income per common share
Basic	$0.07	$(0.04)	$0.03
Diluted	$0.06	$(0.03)	$0.03

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Under Current Guidance	Adjustments	Under Previous Guidance
Condensed Consolidated Balance Sheet
Assets
Accounts receivable, net	$1,338	$22	$1,360
Other current assets	283	(24)	259
Total current assets	2,791	(2)	2,789
Deferred income taxes	474	2	476
Other assets	607	(13)	594
Total Assets	$7,641	$(13)	$7,628

Liabilities
Contract liabilities	$538	$(5)	$533
Other current liabilities	385	(2)	383
Total current liabilities	1,844	(7)	1,837
Total liabilities	6,201	(7)	6,194
Retained earnings	782	(6)	776
Total NCR stockholders’ equity	599	(6)	593
Total stockholders’ equity	602	(6)	596
Total liabilities and stockholders’ equity	$7,641	$(13)	$7,628

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amounts of goodwill by segment as of March 31, 2018 and December 31, 2017 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2017						March 31, 2018
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,944	$(7)	$1,937	$—	$—	$5	$1,949	$(7)	$1,942
Services	658	—	658	—	—	—	658	—	658
Hardware	162	(16)	146	—	—	—	162	(16)	146
Total goodwill	$2,764	$(23)	$2,741	$—	$—	$5	$2,769	$(23)	$2,746

Purchased Intangible Assets

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	March 31, 2018		December 31, 2017
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$660	$(182)	$659	$(170)
Intellectual property	2 - 8	410	(358)	410	(351)
Customer contracts	8	89	(83)	89	(81)
Tradenames	2 - 10	73	(53)	73	(51)
Total identifiable intangible assets		$1,232	$(676)	$1,231	$(653)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended March 31, 2018	Remainder of 2018 (estimated)
Amortization expense	$23	$62

	For the years ended December 31 (estimated)
In millions	2019	2020	2021	2022	2023
Amortization expense	$75	$57	$49	$45	$43

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	March 31, 2018		December 31, 2017
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$34	3.54%	$51	3.21%
Trade Receivables Securitization Facility	—		—
Other (2)	—		1	3.71%
Total short-term borrowings	$34		$52
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$742	3.54%	$759	3.21%
Revolving credit facility (1)	115	3.63%	—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Deferred financing fees	(22)		(23)
Other (2)	3	1.46%	3	1.62%
Total long-term debt	$3,038		$2,939

(1)	Interest rates are weighted-average interest rates as of March 31, 2018 and December 31, 2017.

(2)	Interest rates are weighted-average interest rates as of December 31, 2017 primarily related to various international credit facilities.

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). As of March 31, 2018, the Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal amount outstanding of $776 million and a revolving credit facility with an aggregate principal amount of $1.1 billion, of which $115 million was outstanding. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2018, there were no letters of credit outstanding.

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
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes financial covenants that require the Company to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending after December 31, 2017 and on or prior to December 31, 2019, (a) the sum of 4.00 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00, and (ii) in the case of any fiscal quarter ending after December 31, 2019, the sum of (a) 3.75 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00; and

•	an interest coverage ratio on the last day of any fiscal quarter greater than or equal to 3.50 to 1.00.

At March 31, 2018, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.10 to 1.00.

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $545 million and $491 million of outstanding accounts receivable as of March 31, 2018 and December 31, 2017, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2018 and December 31, 2017 was $3.13 billion and $3.07 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $7 million and $14 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in income tax expense was driven by lower income before taxes, the impacts of U.S. Tax Reform and an increase in discrete benefits in the three months ended March 31, 2018. The increase in discrete benefits was primarily driven by favorable audit settlements in international jurisdictions, partially offset by the decrease of favorable excess tax benefits of share-based compensation awards.

U.S. Tax Reform was enacted in December 2017. The SEC staff issued SAB 118 that allowed the Company to record provisional amounts for the impacts of the legislation, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment of the legislation, and, pursuant to SAB 118, we had reverted to tax law that existed prior to U.S. Tax Reform on several legislative items. As of December 31, 2017, the Company had not completed the accounting in its entirety for the tax effects of the legislation.
Due to the timing of the enactment and complexities in the tax legislation, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. The provisional expense related to the re-measurement of our net U.S. deferred tax assets to the 21% corporate income tax rate and the repatriation tax, net of related foreign tax credits. As of March 31, 2018, the Company has made no adjustments to the provisional amounts. As we continue to evaluate the impact

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

of U.S. Tax Reform and interpret any additional guidance issued by the U.S. Treasury Department or other standard-setting bodies, we may adjust the provisional amounts. Completion of our accounting could lead to a material increase or decrease in our effective tax rate during 2018.
The Company regularly reviews our deferred tax assets for recoverability based on the evaluation of positive and negative evidence; given current earnings and anticipated future earnings at certain subsidiaries in the United Kingdom, the Company believes that there is sufficient positive evidence available that would allow the release of a valuation allowance of approximately $50 million to $60 million in the quarter ending June 30, 2018.
The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that during 2018 it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of March 31, 2018, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $50 million to $55 million in 2018.

7. STOCK COMPENSATION PLANS

As of March 31, 2018, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended March 31
	2018	2017
Restricted stock units	$13	$18
Employee stock purchase plan	1	1
Stock-based compensation expense	14	19
Tax benefit	(3)	(6)
Total stock-based compensation expense (net of tax)	$11	$13

Stock-based compensation expense is recognized in the financial statements based upon fair value. During the three months ended March 31, 2018, the Company granted stock options and the weighted average fair value of option grants was estimated based on the below weighted average assumptions, which was $9.80 for the three months ended March 31, 2018. During the three months ended March 31, 2017 the Company did not grant any stock options.

Three months ended March 31
2018
Dividend yield	$—
Risk-free interest rate	2.47%
Expected volatility	34.81%
Expected holding period (years)	3.8

Expected volatility is calculated as the historical volatility of the Company’s stock over a period equal to the expected term of the options, as management believes this is the best representation of prospective trends. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected holding period represents the period of time that options are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on a blend of the three and five-year U.S. Treasury yield curve in effect at the time of grant.

As of March 31, 2018, the total unrecognized compensation cost of $144 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.2 years. As of March 31, 2018, the total unrecognized compensation cost of $9 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.9 years.

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

For the three months ended March 31, 2018, employees purchased 0.2 million shares, at a discounted price of $29.62. For the three months ended March 31, 2017, employees purchased 0.1 million shares, at a discounted price of $35.33.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2018	2017	2018	2017	2018	2017
Net service cost	$—	$—	$2	$2	$2	$2
Interest cost	15	18	5	5	20	23
Expected return on plan assets	(11)	(14)	(8)	(9)	(19)	(23)
Net periodic benefit cost (income)	$4	$4	$(1)	$(2)	$3	$2

The benefit from the postretirement plan for the three months ended March 31 was:

In millions	2018	2017
Amortization of:
Prior service benefit	$(1)	$(1)
Net postretirement benefit	$(1)	$(1)

The net cost of the postemployment plan for the three months ended March 31 was:

In millions	2018	2017
Net service cost	$10	$14
Interest cost	1	1
Amortization of:
Prior service benefit	(1)	(1)
Actuarial gain	—	(1)
Net benefit cost	$10	$13

The components of pension, postretirement and postemployment expense (benefit), other than net service cost, are included in other (expense), net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017.

Employer Contributions

Pension For the three months ended March 31, 2018, NCR contributed $6 million, to its international pension plans. In 2018, NCR anticipates contributing an additional $24 million to its international pension plans for a total of $30 million.

Postretirement For the three months ended March 31, 2018, NCR contributed $1 million, to its U.S. postretirement plan. NCR anticipates contributing an additional $1 million to its U.S. postretirement plan for a total of $2 million in 2018.

Postemployment For the three months ended March 31, 2018, NCR contributed $8 million, to its postemployment plans. NCR anticipates contributing an additional $52 million to its postemployment plans for a total of $60 million in 2018.

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

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R168 million, or approximately $50 million as of March 31, 2018, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal in 2014. In December 2017, the Company prevailed in this appeal regarding substantially all of the disputed amounts. However, the Brazilian federal tax authority has further appealed this dispute to the next procedural level, so the dispute is ongoing. The Company estimated the aggregate risk related to this matter to be between zero to approximately $75 million as of March 31, 2018. Although the Company has not recorded an accrual, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements.
Environmental Matters NCR's facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes. Other than the Fox River matter and the Kalamazoo River matter discussed below, we currently do not anticipate material expenses and liabilities from these environmental matters.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

agreement with an environmental remediation contractor to perform the work at the Fox River site. In-water dredging and remediation under the clean-up plan commenced shortly thereafter.

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of March 31, 2018 and December 31, 2017, the receivable under the Funding Agreement was approximately $39 million and $38 million and was included in other assets in the Condensed Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable in 2019 or later, likely after the remediation efforts related to the Fox River matter, described below, are complete. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

The Company's litigations relating to contribution and enforcement claims concerning the Fox River have largely been concluded. A proposed consent decree settlement (the CD settlement) with respect to the contribution action (a case originally filed by NCR and API) and the government enforcement action (a case originally filed by the federal and state governments against several PRPs, including the Company) was successfully negotiated by NCR and the federal and state governments and was approved by the federal district court in Wisconsin, which had been presiding over those cases, on August 22, 2017. A final order of dismissal as to the Company in the contribution and government enforcement actions was subsequently entered; one party, Glatfelter, has appealed the approval of the CD settlement.

The CD settlement is expected to resolve the remaining Fox River-related claims against the Company, subject to the Glatfelter appeal referenced above. The key components of the approved CD settlement include (1) the Company’s commitment to complete the remediation of the Fox River, which is now expected to be completed in 2019 or 2020; (2) the Company’s conditional agreement to waive its contribution claims against the two remaining defendants in the case, GP and Glatfelter; (3) the Company’s agreement not to appeal the trial court’s decision on divisibility of harm; (4) the Governments’ agreement to include in the settlement so-called “contribution protection” in the Company’s favor as to GP’s and Glatfelter’s contribution claims against the Company, the effect of which will be to extinguish those claims; (5) the Governments’ agreement not to pursue the Company for the Governments’ past oversight costs; and (6) the Governments’ agreement to exercise prosecutorial discretion in pursuing other parties for future oversight costs and long-term monitoring and maintenance, with the Company retaining so-called “backstop” liability in the event that the other parties fail to pay future oversight costs or to perform long-term monitoring and maintenance. Additionally, although certain state law claims by GP and Glatfelter against the Company may not be affected directly by the CD settlement, the CD settlement provides that the Company’s contribution claims against those two parties will revive if those parties attempt to assert any claims against the Company relating to the Fox River, including any state law claims.
In the quarter ending September 30, 2017, the remediation general contractor commenced an arbitration against the LLC, in a dispute over contract interpretation. That dispute is scheduled for a hearing in early 2019.
With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company received timely payments as they came due under the Funding Agreement. Although API filed for bankruptcy protection in October 2017, it had made all of the payments to the Company required of it by the Funding Agreement.
NCR's eventual remediation liability, followed by long-term monitoring expected to be performed by others, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. The significant factors include: (1) the total remaining clean-up costs, including long-term monitoring following completion of the clean-up, and what parties are assigned to discharge the post-clean-up tasks (as noted, the Company no longer expects to bear long-term monitoring costs); (2) total NRD for the site and the share that NCR will

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

bear (which is now resolved as to the Company); (3) the share of clean-up costs that NCR will bear (which is resolved under the CD settlement); (4) NCR's transaction and litigation costs to defend itself in this matter (with remaining litigation believed to be limited to the Glatfelter appeal and the claim brought by the general contractor, both referenced above); and (5) the share of NCR's payments that BAT will bear (which is governed by the Cost Sharing Agreement and the Funding Agreement, as discussed above; API is in bankruptcy and is not presumed likely to bear further shares of NCR’s payments). With respect to NRD, in connection with a certain settlement entered into by other PRPs in 2015, the Government withdrew the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company.
Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of March 31, 2018, the gross reserve for the Fox River matter was approximately $33 million, compared to $36 million as of December 31, 2017. As of March 31, 2018, the net reserve for the Fox River matter was approximately $32 million, compared to $35 million as of December 31, 2017. The change in the net reserve is due to payments for clean-up activities and litigation costs as well as cash payments received from indemnitors. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of March 31, 2018 and December 31, 2017, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
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

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three Georgia-Pacific (GP) affiliate corporations in a private-party contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company and the other defendants to pay a "fair portion" of these companies’ costs. Various removal and remedial actions remain to be decided upon and performed at the Kalamazoo River site, the costs for which generally have not yet been determined; in 2017 Records of Decisions were issued for two parts of the river, but such decisions for the majority of the work are expected to be made only over the next several years. The suit alleges that the Company is liable to the GP entities as an "arranger" under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger” as of at least March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971, and the majority of contamination at the Kalamazoo River site had occurred prior to 1969). NCR has preserved its right to appeal the September 2013 decision.

In the 2013 decision the Court did not determine NCR’s share of overall liability. Relative shares of liability for the four companies were tried to the court in a subsequent phase of the case in December 2015. In a ruling issued on March 29, 2018, the court addressed responsibility for the costs that GP had incurred in the past, totaling to approximately $50 million; NCR and GP were each assigned a 40% share of those costs, and the other two companies were assigned 15% and 5% as their allocations. The court indicated that it would not, in issuing its judgment (expected in the summer of 2018 or later), allocate future costs, but stated it would enter a declaratory judgment that the four companies together had responsibility for future costs, in amounts and shares to be determined. API filed for bankruptcy protection in October 2017, and thus payment of its potential share under the Funding Agreement for so-called “future sites,” which would include the Kalamazoo River site, may be at risk, but as liability under the Cost Sharing Agreement and the Funding Agreement is joint and several, the bankruptcy is not anticipated to affect the Company’s ability to seek that amount from BAT. The Company will also have indemnity or reimbursement claims against AT&T and Nokia under the arrangement

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

discussed above in connection with the Fox River matter after expenses have met a contractual threshold set out in the 1996 agreement referenced above in the Fox River discussion.
In light of the 2018 decision, the Company has increased its reserve for the Kalamazoo River matter to $46 million as of March 31, 2018; as many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time). The Company has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of NCR’s potential liability remains subject to many uncertainties, particularly inasmuch as the work to be performed will take place primarily if not exclusively in the 2020s. Under other assumptions or estimates for possible costs of remediation, which the Company does not at this point consider to be reasonably estimable or verifiable, it is possible that the charge the Company has taken to discontinued operations reflected in this paragraph could approximately double.
The Company will appeal to the United States Court of Appeals for the Seventh Circuit both the 2013 court decision, which it believes is in conflict with a decision from the Fox River trial court as to Operable Unit 1 of that site and an affirmance of that decision from the Court of Appeals for the Sixth Circuit, and the 2018 court decision, on various legal grounds.
Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through March 31, 2018, NCR has received a combined gross total of approximately $202 million in settlements reached with its principal insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity costs. The Company does not anticipate the material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, owing to considerations under applicable Michigan law. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
Environmental Remediation Estimates It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other PRPs, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for indemnity insurance, third-party indemnity claims or recoveries from other PRPs, except as qualified in the following sentences. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts are recorded in the Condensed Consolidated Financial Statements. For the Fox River and Kalamazoo River sites, as described above, assets relating to the AT&T and Nokia indemnities and to the BAT obligations are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of March 31, 2018 and December 31, 2017, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	2018	2017
Warranty reserve liability
Beginning balance as of January 1	$26	$27
Accruals for warranties issued	8	9
Settlements (in cash or in kind)	(10)	(10)
Ending balance as of March 31	$24	$26

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

10. SERIES A CONVERTIBLE PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with The Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended March 31, 2018 and 2017, the Company paid dividends-in-kind of $11 million and $12 million, respectively, associated with the Series A Convertible Preferred Stock. As of March 31, 2018 and December 31, 2017, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three months ended March 31, 2018 or 2017.

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

The repurchase of the common shares immediately upon conversion is considered a redemption of the related preferred shares. As a result, the excess of the fair value of consideration transferred over the carrying value, of $58 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share for the three months ended March 31, 2017. Additionally, we determined that the changes to the lock-up period were considered a modification of the Series A Convertible Preferred Stock. The impact of the modification, calculated as the difference in the fair value immediately before and immediately after the changes, of $4 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share for the three months ended March 31, 2017. This adjustment was recorded as an

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

increase to the Series A Convertible Preferred Shares and will reduce the accretion of the direct and incremental expenses associated with the original offering as described above. Refer to Note 12. Earnings per Share, for additional discussion.

As of March 31, 2018 and December 31, 2017, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 27.9 million and 27.5 million shares, respectively.

11. STOCKHOLDER'S EQUITY

Changes in stockholders' equity in the three months ended March 31, 2018 were as follows:

in millions	NCR Stockholders' Equity	Non-Redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2017	$719	$3	$722
Adoption of accounting standard updates	14	—	14
Balance at January 1, 2018	733	3	736
Net income	20	—	20
Other comprehensive income	15	—	15
Repurchases of Company common stock	(165)	—	(165)
Series A Convertible Preferred Stock dividends	(12)	—	(12)
Employee stock compensation expense	14	—	14
Tax witholdings related to vesting of stock based awards	(11)	—	(11)
Proceeds from employee stock plans	5	—	5
Balance at March 31, 2018	$599	$3	$602

During the three months ended March 31, 2018, the Company repurchased 4.7 million shares of its common stock for $165 million. Upon repurchase, the shares were retired. Refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further discussion of the adoption of accounting standard updates.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12. EARNINGS PER SHARE

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

The holders of Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not qualify as participating securities. See Note 7. Stock Compensation Plans for share information on NCR’s stock compensation plans.

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2018	2017
Numerator
Income from continuing operations	$55	$57
Series A Convertible Preferred Stock dividends	(12)	(12)
Deemed dividend on modification of Series A Convertible Preferred Stock	—	(4)
Deemed dividend on Series A Convertible Preferred Stock redemption	—	(58)
Net income (loss) from continuing operations attributable to NCR common stockholders	43	(17)
Loss from discontinued operations, net of tax	(35)	—
Net income (loss) attributable to NCR common stockholders	$8	$(17)

Denominator
Basic weighted average number of shares outstanding	119.2	122.8

Basic earnings (loss) per share:
From continuing operations	$0.36	$(0.14)
From discontinued operations	(0.29)	—
Total basic earnings (loss) per share	$0.07	$(0.14)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2018	2017
Numerator
Income from continuing operations	$55	$57
Series A Convertible Preferred Stock dividends	(12)	(12)
Deemed dividend on modification of Series A Convertible Preferred Stock	—	(4)
Deemed dividend on Series A Convertible Preferred Stock redemption	—	(58)
Net income (loss) from continuing operations attributable to NCR common stockholders	43	(17)
Loss from discontinued operations, net of tax	(35)	—
Net income (loss) attributable to NCR common stockholders	$8	$(17)

Basic weighted average number of shares outstanding	119.2	122.8
Dilutive effect of restricted stock units and stock options	4.6	—
Denominator	123.8	122.8

Diluted earnings (loss) per share:
From continuing operations	$0.35	$(0.14)
From discontinued operations	(0.29)	—
Total diluted earnings per share	$0.06	$(0.14)

For the three months ended March 31, 2018, shares related to the as-if converted Series A Convertible Preferred Stock of 27.7 million were excluded from the diluted share count because their effect would have been anti-dilutive.  For the three months ended March 31, 2018, there were 1.4 million weighted anti-dilutive restricted stock units and stock options outstanding.

For the three months ended March 31, 2017, due to the net loss attributable to NCR common stockholders, shares related to stock-based compensation plans as well as the as-if converted Series A Convertible Preferred Stock were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted shares related to stock-based compensation plans excluded were 5.4 million and the weighted as-if converted Series A Convertible Preferred Stock, considering the existing and redeemed shares, excluded were 28.8 million.

13. DERVATIVES AND HEDGING INSTRUMENTS

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of March 31, 2018, the balance in AOCI related to foreign exchange derivative transactions was a loss of $5 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2018
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$61	$2	Other current liabilities	$137	$6
Total derivatives designated as hedging instruments			$2			$6
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$170	$—	Other current liabilities	$199	$1
Total derivatives not designated as hedging instruments			—			1
Total derivatives			$2			$7

	Fair Values of Derivative Instruments
	December 31, 2017
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$104	$—	Other current liabilities	$142	$1
Total derivatives designated as hedging instruments			$—			$1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$101	$1	Other current liabilities	$292	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$1			$2

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2018	For the three months ended March 31, 2017	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Foreign exchange contracts	$(5)	$(4)	Cost of products	$1	$(2)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended March 31
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2018	2017
Foreign exchange contracts	Other (expense), net	$—	$(2)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2018, we did not have any significant concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are set forth as follows:

		March 31, 2018
In millions	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$6	$6	$—	$—
Foreign exchange contracts (2)	2	—	2	—
Total	$8	$6	$2	$—
Liabilities:
Foreign exchange contracts (3)	$7	$—	$7	$—
Total	$7	$—	$7	$—

		December 31, 2017
In millions	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$90	$90	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Total	$91	$90	$1	$—
Liabilities:
Foreign exchange contracts (3)	2	—	2	—
Total	$2	$—	$2	$—
_____________
(1)    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)    Included in Other current assets in the Condensed Consolidated Balance Sheets.
(3)    Included in Other current liabilities in the Condensed Consolidated Balance Sheets.
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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or material non-recurring fair value adjustments recorded during the three months ended March 31, 2018 and 2017.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

15. SEGMENT INFORMATION AND CONCENTRATIONS

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

•
Hardware - Our hardware solutions include our suite of financial-oriented self-service ATM-related hardware, and our retail- and hospitality-oriented point of sale (POS) terminal, self-checkout (SCO) kiosk and related hardware. We also offer other self-service kiosks, such as self-check in/out kiosks for airlines, and wayfinding solutions for buildings and campuses.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended March 31
	2018	2017
Revenue by segment
Software License	$70	$85
Software Maintenance	91	92
Cloud	155	142
Professional Services	144	133
Software	460	452

Services	601	557

ATM	195	209
SCO	77	101
POS	184	154
IPS	—	5
Hardware	456	469
Consolidated revenue	1,517	1,478
Operating income by segment
Software	109	124
Services	62	44
Hardware	(23)	(10)
Subtotal - segment operating income	148	158
Other adjustments (1)	39	43
Income from operations	$109	$115

(1)	The following table presents the other adjustments for NCR:

In millions	Three months ended March 31
	2018	2017
Transformation costs	$16	$13
Acquisition-related amortization of intangible assets	23	29
Acquisition-related costs	—	1
Total other adjustments	$39	$43

The following table presents revenue by geography for NCR:

In millions	Three months ended March 31
	2018	2017
Americas	$889	$847
Europe, Middle East Africa (EMEA)	408	422
Asia Pacific (APJ)	220	209
Total revenue	$1,517	$1,478

The following table presents revenue from products and services for NCR:

In millions	Three months ended March 31
	2018	2017
Product revenue	$526	$554
Professional services and installation services revenue	256	227
Recurring revenue, including maintenance and cloud revenue	735	697
Total revenue	$1,517	$1,478

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2017	$(183)	$(15)	$(1)	$(199)
Impact of adoption of new accounting standard (1)	—	1	—	1
Other comprehensive income (loss) before reclassifications	19	—	(5)	14
Amounts reclassified from AOCI	—	(1)	1	—
Net current period other comprehensive income (loss)	19	—	(4)	15
Balance as of March 31, 2018	$(164)	$(15)	$(5)	$(184)

(1) See Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further discussion on the adoption of a new accounting standard related to stranded tax affects in AOCI as a result of U.S. Tax Reform.

Reclassifications Out of AOCI

	For the three months ended March 31, 2018
	Employee Benefit Plans
In millions	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$1	$1
Cost of services	(2)	—	(2)
Total before tax	$(2)	$1	$(1)
Tax expense			1
Total reclassifications, net of tax			$—

	For the three months ended March 31, 2017
	Employee Benefit Plans
In millions	Amortization of Actuarial Gain	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Gain	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Cost of services	(1)	(2)	—	(3)
Total before tax	$(1)	$(2)	$(2)	$(5)
Tax expense				1
Total reclassifications, net of tax				$(4)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

17. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	March 31, 2018	December 31, 2017
Accounts receivable
Trade	$1,334	$1,270
Other	43	37
Accounts receivable, gross	1,377	1,307
Less: allowance for doubtful accounts	(39)	(37)
Total accounts receivable, net	$1,338	$1,270
The components of inventory are summarized as follows:

In millions	March 31, 2018	December 31, 2017
Inventories
Work in process and raw materials	$211	$185
Finished goods	210	190
Service parts	401	405
Total inventories	$822	$780

18. CONDENSED CONSOLIDATING SUPPLEMENTAL GUARANTOR INFORMATION

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

Refer to Note 5. Debt Obligations for additional information.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2018

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$277	$5	$282	$(38)	$526
Service revenue	517	8	466	—	991
Total revenue	794	13	748	(38)	1,517
Cost of products	229	4	225	(38)	420
Cost of services	342	3	332	—	677
Selling, general and administrative expenses	164	1	80	—	245
Research and development expenses	46	—	20	—	66
Total operating expenses	781	8	657	(38)	1,408
Income (loss) from operations	13	5	91	—	109
Interest expense	(39)	—	(3)	1	(41)
Other (expense) income, net	(3)	1	(2)	(1)	(5)
Income (loss) from continuing operations before income taxes	(29)	6	86	—	63
Income tax expense (benefit)	(8)	2	13	—	7
Income (loss) from continuing operations before earnings in subsidiaries	(21)	4	73	—	56
Equity in earnings of consolidated subsidiaries	76	59	—	(135)	—
Income (loss) from continuing operations	55	63	73	(135)	56
Income (loss) from discontinued operations, net of tax	(35)	—	—	—	(35)
Net income (loss)	$20	$63	$73	$(135)	$21
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$20	$63	$72	$(135)	$20
Total comprehensive income (loss)	35	62	88	(149)	36
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$35	$62	$87	$(149)	$35

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$281	$40	$337	$(104)	$554
Service revenue	493	7	424	—	924
Total revenue	774	47	761	(104)	1,478
Cost of products	207	13	308	(104)	424
Cost of services	338	2	302	—	642
Selling, general and administrative expenses	134	1	95	—	230
Research and development expenses	30	—	37	—	67
Total operating expenses	709	16	742	(104)	1,363
Income (loss) from operations	65	31	19	—	115
Interest expense	(39)	—	(1)	1	(39)
Other (expense) income, net	(17)	—	13	(1)	(5)
Income (loss) from continuing operations before income taxes	9	31	31	—	71
Income tax expense (benefit)	(2)	16	—	—	14
Income (loss) from continuing operations before earnings in subsidiaries	11	15	31	—	57
Equity in earnings of consolidated subsidiaries	46	8	—	(54)	—
Income (loss) from continuing operations	57	23	31	(54)	57
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$57	$23	$31	$(54)	$57
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$57	$23	$31	$(54)	$57
Total comprehensive income (loss)	75	34	43	(77)	75
Comprehensive income (loss) attributable to NCR common stockholders	$75	$34	$43	$(77)	$75

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
March 31, 2018

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$21	$11	$316	$—	$348
Accounts receivable, net	55	11	1,272	—	1,338
Inventories	327	5	490	—	822
Due from affiliates	627	1,903	229	(2,759)	—
Other current assets	106	41	173	(37)	283
Total current assets	1,136	1,971	2,480	(2,796)	2,791
Property, plant and equipment, net	206	—	132	—	338
Goodwill	2,228	—	518	—	2,746
Intangibles, net	485	—	71	—	556
Prepaid pension cost	—	—	129	—	129
Deferred income taxes	337	—	168	(31)	474
Investments in subsidiaries	3,139	2,901	—	(6,040)	—
Due from affiliates	32	—	39	(71)	—
Other assets	479	65	63	—	607
Total assets	$8,042	$4,937	$3,600	$(8,938)	$7,641

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$34	$—	$—	$—	$34
Accounts payable	321	2	374	—	697
Payroll and benefits liabilities	91	—	99	—	190
Contract liabilities	261	7	270	—	538
Due to affiliates	1,982	123	654	(2,759)	—
Other current liabilities	192	5	225	(37)	385
Total current liabilities	2,881	137	1,622	(2,796)	1,844
Long-term debt	3,036	—	2	—	3,038
Pension and indemnity plan liabilities	518	—	292	—	810
Postretirement and postemployment benefits liabilities	19	3	111	—	133
Income tax accruals	21	6	104	—	131
Due to affiliates	—	38	33	(71)	—
Other liabilities	146	36	94	(31)	245
Total liabilities	6,621	220	2,258	(2,898)	6,201
Redeemable noncontrolling interest	—	—	16	—	16
Series A convertible preferred stock	822	—	—	—	822
Stockholders’ equity
Total NCR stockholders’ equity	599	4,717	1,323	(6,040)	599
Noncontrolling interests in subsidiaries	—	—	3	—	3
Total stockholders’ equity	599	4,717	1,326	(6,040)	602
Total liabilities and stockholders’ equity	$8,042	$4,937	$3,600	$(8,938)	$7,641

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
December 31, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$97	$11	429	$—	$537
Accounts receivable, net	62	12	1,196	—	1,270
Inventories	311	7	462	—	780
Due from affiliates	646	1,801	283	(2,730)	—
Other current assets	78	39	162	(36)	243
Total current assets	1,194	1,870	2,532	(2,766)	2,830
Property, plant and equipment, net	207	—	134	—	341
Goodwill	2,228	—	513	—	2,741
Intangibles, net	503	—	75	—	578
Prepaid pension cost	—	—	118	—	118
Deferred income taxes	334	—	157	(31)	460
Investments in subsidiaries	3,008	2,942	—	(5,950)	—
Due from affiliates	31	1	39	(71)	—
Other assets	472	63	51	—	586
Total assets	$7,977	$4,876	$3,619	$(8,818)	$7,654

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$52	$—	$—	$—	$52
Accounts payable	382	—	380	—	762
Payroll and benefits liabilities	124	—	95	—	219
Contract liabilities	216	6	236	—	458
Due to affiliates	1,884	130	716	(2,730)	—
Other current liabilities	204	5	225	(36)	398
Total current liabilities	2,862	141	1,652	(2,766)	1,889
Long-term debt	2,937	—	2	—	2,939
Pension and indemnity plan liabilities	515	—	283	—	798
Postretirement and postemployment benefits liabilities	20	3	110	—	133
Income tax accruals	20	5	123	—	148
Due to affiliates	—	39	32	(71)	—
Other liabilities	94	36	101	(31)	200
Total liabilities	6,448	224	2,303	(2,868)	6,107
Redeemable noncontrolling interest	—	—	15	—	15
Series A convertible preferred stock	810	—	—	—	810
Stockholders’ equity
Total NCR stockholders’ equity	719	4,652	1,298	(5,950)	719
Noncontrolling interests in subsidiaries	—	—	3	—	3
Total stockholders’ equity	719	4,652	1,301	(5,950)	722
Total liabilities and stockholders’ equity	$7,977	$4,876	$3,619	$(8,818)	$7,654

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2018

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$26	$(124)	$74	$—	$(24)
Investing activities
Expenditures for property, plant and equipment	(24)	—	(5)	—	(29)
Additions to capitalized software	(35)	—	(7)	—	(42)
Proceeds from (payments of) intercompany notes	54	125	—	(179)	—
Other investing activities, net	(3)	—	—	—	(3)
Net cash provided by (used in) investing activities	(8)	125	(12)	(179)	(74)
Financing activities
Short term borrowings, net	(1)	—	—	—	(1)
Payments on term credit facilities	(34)	—	—	—	(34)
Payments on revolving credit facilities	(260)	—	(238)	—	(498)
Borrowings on revolving credit facilities	375	—	238	—	613
Repurchase of Company common stock	(165)	—	—	—	(165)
Proceeds from employee stock plans	5	—	—	—	5
Borrowings (repayments) of intercompany notes	—	—	(179)	179	—
Tax withholding payments on behalf of employees	(11)	—	—	—	(11)
Net cash provided by (used in) financing activities	(91)	—	(179)	179	(91)
Cash flows from discontinued operations
Net cash used in operating activities	(4)	—	—	—	(4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	5	—	5
Increase (decrease) in cash, cash equivalents and restricted cash	(77)	1	(112)	—	(188)
Cash, cash equivalents and restricted cash at beginning of period	98	10	435	—	543
Cash, cash equivalents and restricted cash at end of period	$21	$11	$323	$—	$355

(in millions)	March 31, 2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$21	$11	$316	$—	$348
Restricted cash included in Other assets	—	—	7	—	7
Total cash, cash equivalents and restricted cash	$21	$11	$323	$—	$355

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$274	$1	$(236)	$—	$39
Investing activities
Expenditures for property, plant and equipment	(4)	—	(7)	—	(11)
Additions to capitalized software	(32)	—	(9)	—	(41)
Proceeds from (payments of) intercompany notes	23	—	—	(23)	—
Investments in equity affiliates	(2)	—	—	2	—
Other investing activities, net	(1)	—	—	—	(1)
Net cash provided by (used in) investing activities	(16)	—	(16)	(21)	(53)
Financing activities
Short term borrowings, net	—	—	3	—	3
Payments on term credit facilities	(11)	—		—	(11)
Payments on revolving credit facilities	(155)	—	(40)	—	(195)
Borrowings on revolving credit facilities	240	—	240	—	480
Repurchase of Company common stock	(350)	—	—	—	(350)
Proceeds from employee stock plans	3	—	—	—	3
Equity contribution	—	—	2	(2)	—
Borrowings (repayments) of intercompany notes	—	—	(23)	23	—
Tax withholding payments on behalf of employees	(22)	—	—	—	(22)
Net cash provided by (used in) financing activities	(295)	—	182	21	(92)
Cash flows from discontinued operations
Net cash used in operating activities	(3)	—	—	—	(3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	8	—	8
Increase (decrease) in cash, cash equivalents, and restricted cash	(40)	1	(62)	—	(101)
Cash, cash equivalents and restricted cash at beginning of period	67	12	428	—	507
Cash, cash equivalents and restricted cash at end of period	$27	$13	$366	$—	$406

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in millions)	March 31, 2017
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$27	$13	$361	$—	$401
Restricted cash included in Other assets	—	—	5	—	5
Total cash, cash equivalents and restricted cash	$27	$13	$366	$—	$406

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

19. SUBSEQUENT EVENTS

Manufacturing Network Redesign As a part of its previously announced initiative to evaluate and implement programs to drive sustainable margin improvement in its hardware and services segments through higher productivity, process efficiency, and, using technology as an enabler, NCR began announcing to its employees, customers and vendors its intention to streamline its manufacturing operations by closing two manufacturing plants in the Columbus, Georgia area and another in Beijing, China. NCR plans to move the manufacturing operations at those plants to other existing NCR facilities and to current third party suppliers.

On April 23, 2018, the Company entered into a Master Services Agreement (Agreement) with Jabil Inc. (Jabil). The Agreement provides for NCR to obtain manufacturing services from Jabil for NCR’s automated teller machines and self-service checkout solutions, primarily for NCR’s customers in the Americas. Once manufacturing is transitioned, the outsourced manufacturing services will cover products that the Company is currently producing in its Columbus, Georgia area manufacturing plants.

Executive Leadership Changes On April 30, 2018, the Company announced the following changes to its executive leadership team and Board of Directors:

•
William R. Nuti, Chairman of the Board and Chief Executive Officer, retired from NCR, effective April 30, 2018, and was appointed as Chairman Emeritus of the Company’s Board of Directors. Mr. Nuti will be retained on a part time basis as a consultant for transition and continuing advisory services.

•	The Company’s Board of Directors appointed Michael D. Hayford to serve as the Company’s President and Chief Executive Officer, and elected Mr. Hayford to the Company’s Board, effective April 30, 2018.

•	The Company’s Board of Directors elected Frank R. Martire to the Company’s Board, and appointed Mr. Martire as Executive Chairman of the Board, effective May 31, 2018.

•
Mr. Chinh E. Chu, a member of the Company’s Board of Directors and the Independent Lead Director, was appointed as Interim Chairman of the Board, to serve in such role until the effectiveness of the election of Frank R. Martire to the Board and the appointment of Mr. Martire as Executive Chairman of the Board.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the first quarter of 2018, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 3% from the prior year period, and was flat excluding favorable foreign currency impacts;

•
Software revenue increased 2% from the prior year period, driven by cloud and professional services revenue growth of 9% and 8%, respectively, and operating margin declined 370 basis points from the prior year period;

•	Services revenue increased 8% and operating margin rate expanded 240 basis points from the prior year period;

•	Hardware revenue decreased 3% and operating margin rate declined 290 basis points from the prior year period; and

•	The Company repurchased approximately 4.7 million shares of its common stock for $165 million.

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

Consistent with the foregoing, we are evaluating and beginning to implement certain initiatives focused on realigning resources and optimizing our portfolio of software solutions, accelerating structural changes in our services business and streamlining our hardware operations, particularly in supply chain and manufacturing. In addition, we plan, in pursuing our strategy, to continue to manage our costs effectively, to selectively pursue acquisitions and divestitures that promote our strategy, and to selectively penetrate market adjacencies in single and emerging growth industry segments.

Potentially significant risks to the execution of our initiatives and achievement of our strategy include the strength of demand for automated teller machines and other financial services hardware and its effect on our businesses; domestic and global economic and credit conditions including, in particular, those resulting from the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial services and retail industries, new comprehensive U.S. tax legislation, modified or new global or regional trade agreements, the determination by the United Kingdom to exit the European Union, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices; our ability to transform our business model and to sell higher-margin software and services, including our ability to successfully streamline our hardware operations through manufacturing network redesign and use of outsourced manufacturing; the success of our restructuring plans and cost reduction initiatives; our ability to improve execution in our sales and services organizations; market acceptance of new solutions and competition in the information technology industry; cybersecurity risks and compliance with data privacy and protection requirements; disruptions in or problems with our data center hosting facilities; defects or errors in our products; the historical seasonality of our sales; tax rates and new US tax legislation; uncertainties or delays associated with the transition of key business leaders and foreign currency fluctuations.

Results from Operations

Three months Ended March 31, 2018 Compared to Three months Ended March 31, 2017

The following table shows our results for the three months ended March 31:

	Three months ended March 31
In millions	2018	2017
Revenue	$1,517	$1,478
Gross margin	$420	$412
Gross margin as a percentage of revenue	27.7%	27.9%
Operating expenses
Selling, general and administrative expenses	$245	$230
Research and development expenses	66	67
Income from operations	$109	$115

The following table shows our revenue by geographic theater for the three months ended March 31:

In millions	2018	% of Total	2017	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$889	58%	$847	57%	5%	5%
Europe, Middle East Africa (EMEA)	408	27%	422	29%	(3)%	(11)%
Asia Pacific (APJ)	220	15%	209	14%	5%	1%
Consolidated revenue	$1,517	100%	$1,478	100%	3%	—%

The following table shows our revenue by segment for the three months ended March 31:

In millions	2018	% of Total	2017	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Software	$460	30%	$452	30%	2%	—%
Services	601	40%	557	38%	8%	4%
Hardware	456	30%	469	32%	(3)%	(6)%
Consolidated revenue	$1,517	100%	$1,478	100%	3%	—%

(1) The tables above for the three months ended March 31 are presented with period-over-period revenue growth or declines on a constant currency basis. Constant currency is a non-GAAP measure that exclude the effects of foreign currency fluctuations. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations is useful for assessing the underlying performance of our business, and our management uses revenue growth adjusted for constant currency to evaluate period-over-period operating performance. This non-GAAP measure should not be considered a substitute for, or superior to, period-over-period revenue growth under GAAP.

The following table provides a reconciliation of geographic theater revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended March 31, 2018:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	5%	—%	5%
EMEA	(3)%	8%	(11)%
APJ	5%	4%	1%
Consolidated revenue	3%	3%	—%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended March 31, 2018:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Software	2%	2%	—%
Services	8%	4%	4%
Hardware	(3)%	3%	(6)%
Consolidated revenue	3%	3%	—%

Revenue

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, revenue increased 3% due to an increase in Software and Services revenue partially offset by a decrease in Hardware revenue. Foreign currency fluctuations favorably impacted the revenue comparison by 3%.

Software revenue increased 2% driven by growth in cloud and professional services, partially offset by declines in software licenses and software maintenance. Services revenue increased 8% due to growth in both hardware maintenance and managed and implementation services. Hardware revenue decreased 3% due to declines in Automated Teller Machine (ATM) and Self-Checkout (SCO) revenue, partially offset by an increase in Point-of-Sale (POS) revenue.

The changes to segment revenue and the drivers thereof are discussed in further detail under "Revenue and Operating Income by Segment" below.

Gross Margin

Gross margin as a percentage of revenue in the three months ended March 31, 2018 was 27.7% compared to 27.9%, in the three months ended March 31, 2017. Gross margin as a percentage of revenue expanded in our Services segment, which reflects the results of our strategic focus on business process improvement initiatives and a mix shift towards higher value managed services. The Services gross margin rate expansion was offset by a decline in our Software and Hardware segments. The decline in Software gross margin rate was primarily due to lower software license revenue partially offset by margin expansion in cloud. The decline in Hardware gross margin rate was due to lower volume as well as unfavorable mix of less SCO revenue.

Operating Expenses

Selling, general and administrative expenses were $245 million, or 16.2% as a percentage of revenue, in the three months ended March 31, 2018 as compared to $230 million, or 15.6% as a percentage of revenue, in the three months ended March 31, 2017.

Selling, general and administrative expenses in the three months ended March 31, 2018 included $16 million of acquisition-related amortization of intangibles and $10 million of costs related to our business transformation initiatives. Selling, general, and administrative expenses in the three months ended March 31, 2017 included $16 million of acquisition-related amortization of intangibles, $4 million of costs related to our business transformation initiatives and $1 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses increased from 14.1% of revenue in the three months ended March 31, 2017 to 14.4% of revenue in the three months ended March 31, 2018. The increase in selling, general and administrative expenses was due to increased sales investment as we expand our strategic offers and go to market strategy.

Research and development expenses were $66 million, or 4.4% as a percentage of revenue, in the three months ended March 31, 2018 as compared to $67 million, or 4.5% as a percentage of revenue, in the three months ended March 31, 2017. Research and development expenses in the three months ended March 31, 2018 and March 31, 2017 included $2 million and $3 million, respectively, of costs related to our business transformation initiatives. Excluding this cost, research and development expenses as a percentage of revenue decreased from 4.3% in the three months ended March 31, 2017 to 4.2% in the three months ended March 31, 2018.

Interest and Other Expense Items

Interest expense was $41 million in the three months ended March 31, 2018 compared to $39 million in the three months ended March 31, 2017.

Other expense, net was $5 million in the three months ended March 31, 2018 and March 31, 2017, respectively. Other expense, net in the three months ended March 31, 2018 and 2017 included $6 million and $4 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $7 million and $14 million for the three month periods ended March 31, 2018 and 2017, respectively. The decrease in income tax expense was driven by lower income before taxes, the impacts of U.S. Tax Reform and an increase in discrete benefits in the three months ended March 31, 2018. The increase in discrete benefits was primarily driven by favorable audit settlements in international jurisdictions, partially offset by the decrease of favorable excess tax benefits of share-based compensation awards.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2018 or future periods. The Company regularly reviews our deferred tax assets for recoverability based on the evaluation of positive and negative evidence; given current earnings and anticipated future earnings at certain subsidiaries in the United Kingdom, the Company believes that there is sufficient positive evidence available that would allow the release of a valuation allowance of approximately $50 million to $60 million in the quarter ending June 30, 2018.
Loss from Discontinued Operations

In the three months ended March 31, 2018 loss from discontinued operations was $35 million, net of tax, compared to zero in the three months ended March 31, 2017. The increase in the loss from discontinued operations in the three months ended March 31, 2018 was driven by a ruling on the Kalamazoo environmental site.

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

Each of these segments derives its revenue by selling in the sales theaters in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain non-operational items from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under GAAP. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. Our segment results are reconciled to total Company results reported under GAAP in Note 15. Segment Information and Concentrations of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue.

Software Segment

The following table shows the Software segment revenue and operating income for the three months ended March 31:

	Three months ended March 31
In millions	2018	2017
Revenue	$460	$452
Operating income	$109	$124
Operating income as a percentage of revenue	23.7%	27.4%

In the three months ended March 31, 2018 compared to the three months ended March 31, 2017, Software revenue increased 2%, driven by growth in cloud revenue of 9% and professional services revenue of 8%, partially offset by declines in software license revenue of 18% and software maintenance revenue of 1%. Cloud revenue growth was due to the impact from prior period bookings and professional services revenue growth was due to demand for the Company's channel transformation and digital enablement solutions. Software license revenue declined due to lower Hardware revenue, the timing of large software transactions in the prior year and the beginning of a shift from software license revenue to cloud revenue. Software maintenance revenue declined due to lower software license revenue in prior periods. Foreign currency fluctuations had a favorable impact of 2% on the revenue comparison.

Operating income decreased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease in operating income was driven by lower software license revenue partially offset by margin expansion in cloud.

Services Segment

The following table shows the Services segment revenue and operating income for the three months ended March 31:

	Three months ended March 31
In millions	2018	2017
Revenue	$601	$557
Operating income	$62	$44
Operating income as a percentage of revenue	10.3%	7.9%

In the three months ended March 31, 2018 compared to the three months ended March 31, 2017, Services revenue increased 8%, driven by growth in hardware maintenance revenue as a result of improving trends for the Company's channel transformation solutions, combined with increased managed and implementation services revenue. In the three months ended March 31, 2018 foreign currency fluctuations had an favorable impact on the revenue comparison of 4%.

Operating income increased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to business process improvement initiatives and a mix shift of higher value services.

Hardware Segment

The following table shows the Hardware segment revenue and operating loss for the three months ended March 31:

	Three months ended March 31
In millions	2018	2017
Revenue	$456	$469
Operating loss	$(23)	$(10)
Operating loss as a percentage of revenue	(5.0)%	(2.1)%

In the three months ended March 31, 2018 compared to the three months ended March 31, 2017, Hardware revenue decreased 3% due to declines in ATM revenue of 7% and SCO revenue of 24% partially offset by an increase in POS revenue of 19%. ATM revenue declined due to lower volume. SCO revenue declined due to the timing of customer projects compared to the prior year period. POS revenue increased due to higher demand for the Company's store transformation solutions and a new solution in the petroleum and convenience sector. Foreign currency fluctuations had a favorable impact on the revenue comparison of 3%.

Operating loss increased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 driven by lower revenue.

Financial Condition, Liquidity, and Capital Resources

Cash used in operating activities was $24 million in the three months ended March 31, 2018 compared to cash provided by operating activities of $39 million in the three months ended March 31, 2017. The decrease in cash provided by operating activities was due to timing of working capital.

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

	Three months ended March 31
In millions	2018	2017
Net cash (used in) provided by operating activities	$(24)	$39
Less: Expenditures for property, plant and equipment	(29)	(11)
Less: Additions to capitalized software	(42)	(41)
Net cash used in discontinued operations	(4)	(3)
Free cash outflow (non-GAAP)	$(99)	$(16)

The increase in expenditures for property, plant and equipment was primarily due to tenant improvements in our new world headquarters, which are partially reimbursed by the lessor and included in net cash provided by operating activities.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment.

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock and borrowings and repayments of credit facilities and notes. During the three months ended March 31, 2018 and 2017, we repurchased a total of $165 million and $350 million, respectively, of our common stock. During the three months ended March 31, 2018 and 2017, proceeds from employee stock plans were $5 million and $3 million, respectively. During the three months ended March 31, 2018 and 2017, we paid $11 million and $22 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings As of March 31, 2018, our senior secured credit facility consisted of a term loan facility with an aggregate outstanding principal balance of $776 million, and a revolving credit facility in an aggregate principal amount of $1.1 billion, of which $115 million was outstanding. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2018, there were no letters of credit outstanding. As of December 31, 2017, the outstanding principal balance of the term loan facility was $810 million and the outstanding balance on the revolving facility was zero.

As of March 31, 2018 and December 31, 2017, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due in 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due in 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of March 31, 2018 and December 31, 2017, the Company had zero, respectively, outstanding under the facility.

Employee Benefit Plans In 2018, we expect to make contributions of $30 million to our international pension plans, $60 million to our postemployment plan and $2 million to our postretirement plan. For additional information, refer to Note 8. Employee Benefit Plans of the Notes to the Condensed Consolidated Financial Statements.

Transformation and Restructuring Initiatives To accelerate our transformation journey, we are evaluating and beginning to implement programs to prioritize driving sustainable margin improvement in our hardware and services segments targeted at driving higher productivity, process efficiency, and, using technology as an enabler. As we finalize and execute on these programs, NCR expects to incur a related pre-tax charge over the next two years in the range of approximately $200 million to $250 million, with $100 million to $150 million in 2018, that will be included in income from operations. The cash impact of these transformation initiatives is expected to be approximately $150 million to $200 million over the next two years, with $100 million in 2018. We plan to achieve run-rate savings of approximately $150 million per year by 2020.

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended March 31, 2018 and 2017, the Company paid dividends-in-kind of $11 million and $12 million, respectively, associated with the Series A Convertible Preferred Stock. As of March 31, 2018 and December 31, 2017, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three months ended March 31, 2018 or 2017.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

As of March 31, 2018 and December 31, 2017, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 27.9 million and 27.5 million, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at March 31, 2018 and December 31, 2017 were $331 million and $442 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of March 31, 2018, our cash and cash equivalents totaled $348 million and our total debt was $3.09 billion. As of March 31, 2018, our borrowing capacity under the revolving credit facility was approximately $1.0 billion, and under our trade receivables securitization facility was $200 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2017 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

Contractual and Other Commercial Commitments
The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 9. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
As described in Note 1. Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, we adopted various accounting standard updates effective January 1, 2018, most notably the adoption of the new revenue recognition accounting guidance.
Management reassessed the critical accounting policies as disclosed in our 2017 Form 10-K and determined that, other than the change in accounting for revenue recognition, there were no changes to our critical accounting policies or our estimates associated with those policies in the three months ended March 31, 2018.  See discussion in Note 2. Accounting Policies related to Revenue with Contracts with Customers of the Notes to Condensed Consolidated Financial Statements for new revenue recognition related accounting policies.
New Accounting Pronouncements
See discussion in Note 1. Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: the strength of demand for ATMs and other financial services hardware and its effect on the results of our businesses and reportable segments; domestic and global economic and credit conditions including, in particular, those resulting from uncertainty in the "BRIC" economies, economic sanctions against Russia, the determination by Britain to exit the European Union, the potential for changes to global or regional trade agreements or the imposition of protectionist trade policies, and the imposition of import or export tariffs or border adjustments; the impact of our indebtedness and its terms on our financial and operating activities; the impact of the terms of our strategic relationship with Blackstone and our Series A Convertible Preferred Stock; the transformation of our business model and our ability to sell higher-margin software and services; the possibility of disruptions in or problems with our data center hosting facilities; cybersecurity risks and compliance with data privacy and protection requirements; our ability to successfully introduce new solutions and compete in the information technology industry; our ability to improve execution in our sales and services organizations; defects or errors in our products; manufacturing disruptions, including those caused by or related to outsourced manufacturing; collectability difficulties in subcontracting relationships in Emerging Industries; the historical seasonality of our sales; foreign currency fluctuations; the availability and success of acquisitions, divestitures and alliances; our pension strategy and underfunded pension obligation; the success of our restructuring plans and cost reduction initiatives, including those in our Hardware segment; tax rates; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; uncertainties or delays associated with the transition of key business leaders; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $18 million as of March 31, 2018 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was weaker in the first quarter of 2018 compared to the first quarter of 2017 based on comparable weighted averages for our functional currencies. This had an 3% impact on first quarter 2018 revenue versus first quarter 2017 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 71% of our borrowings were on a fixed rate basis as of March 31, 2018. The increase in pre-tax interest expense for the three months ended March 31, 2018 from a hypothetical 100 basis point increase in variable interest rates would be approximately $2 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2018, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2018, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 9. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

Part I, Item 1A ("Risk Factors") of the Company’s 2017 Annual Report on Form 10-K (the 2017 Annual Report) includes a discussion of the risks and uncertainties related to our business. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the 2017 Annual Report. Except as presented below, there have been no material changes from the risk factors described in the 2017 Annual Report.

Operating Results Fluctuations. Our revenue, operating results, and margins could fluctuate for a number of reasons, including those described below:

Manufacturing. At December 31, 2017:

•	we manufactured our ATMs in facilities located in Columbus, Georgia, USA; Manaus, Brazil; Budapest, Hungary; Beijing, China; and Chengalpattu, India;

•	our self-checkout solutions were manufactured in facilities located in Columbus, Georgia, USA and Budapest, Hungary;

•	our financial kiosk solutions were manufactured in facilities located in Beijing, China; Budapest, Hungary; Manaus, Brazil; and Chengalpattu, India;

•	our POS/Display terminals were manufactured in facilities located in Columbus, Georgia, USA; and Budapest, Hungary, and certain hand-held solutions were manufactured in Salzburg, Austria; and

•	we outsourced the manufacturing in all geographic regions of its payment solutions, some POS terminals, printers, bar code scanners and various other kiosks.

On April 23, 2018, we announced our intention to streamline our manufacturing operations by closing two manufacturing plants in the Columbus, Georgia area and another in Beijing, China, and to move the manufacturing operations at those plants to other existing NCR facilities and to current third party suppliers. If we develop or experience problems relating to product quality or on-time delivery to customers that we are unable to quickly manage and resolve, whether due to the geographical diversity of our manufacturing base, the use of contract or outsourced manufacturing, or otherwise, we could experience business interruption that could negatively impact our business and operating results.

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

We have, from time to time, formed alliances with third parties that have complementary products, software, services and skills. These alliances represent many different types of relationships, such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products and software to our customers in connection with our solutions. For example, we rely on third parties for cash replenishment services for our ATM products. We also rely on Jabil Inc. to provide contract manufacturing services for our automated teller machines and self-service checkout solutions, primarily for our customers in the Americas. These alliances introduce risks that we cannot control, such as nonperformance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. Lack of information technology infrastructure, shortages in business capitalization, and manual processes and data integrity issues, particularly with smaller suppliers, can also create product time delays, inventory and invoicing problems, staging delays, as well as other operating issues. The failure of third parties to provide high-quality products or services that conform to required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis, create exposure for non-compliance with our contractual commitments to our customers and impact our business and operating results. Also, some of these third parties have access to confidential NCR and customer data, the integrity and security of which are of significant importance to the Company.

Work Environment. Continuous improvement, customer experience, restructuring and cost reduction initiatives could negatively impact productivity and business results. In the past, we have undertaken restructuring plans, and, in addition, as part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our internal organizational structure and resources. For example, on April 23, 2018, we announced our intention to streamline our manufacturing operations by closing two manufacturing plants in the Columbus, Georgia area and another in Beijing, China, and to move the manufacturing operations at those plants to other existing NCR facilities and to current third party suppliers. These activities could temporarily result in reduced productivity levels. If we are not able to timely execute on these initiatives, or if the costs to complete these initiatives is higher than anticipated, our results of operations or financial condition could be adversely affected. In addition to these initiatives, we have initiatives to grow and expand our software business, streamline our services business, enable our sales force to better sell our solutions, invest in our software and cloud solutions and improve the experience of our customers. We typically have many such initiatives underway. If we are not successful in implementing and managing these various initiatives and minimizing any resulting loss in productivity, we may not be able to achieve targeted cost savings or productivity gains, and our business and operating results could be negatively impacted.

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

If we do not retain key employees, or attract quality new and replacement employees, we may not be able to meet our business objectives. Our employees are vital to our success, including the successful transformation of the Company into a software and solutions driven business. Therefore, our ability to retain our key business leaders and our highly skilled software development, technical, sales, consulting and other key personnel, including key personnel of acquired businesses, is critical. These key employees may decide to leave NCR for other opportunities, or may be unavailable for health or other reasons. In addition, as our business model evolves, we may need to attract employees with different skill sets, experience and attributes to support that evolution. If we are unable to retain our key personnel, or we are unable to attract highly qualified new and replacement employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be negatively impacted. In addition, a failure to ensure the effective and timely transfer of knowledge and a smooth transition of key employees, including our Chief Executive Officer, could hinder business continuity, personnel retention and operational execution, which, among other things, could have a negative impact on our productivity and business and operating results. Uncertainties or delays associated with the transition of key business leaders could also cause fluctuation in our stock price.

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

As of March 31, 2018, $135 million was available for repurchases under the March 2017 program, and approximately $353 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

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

Recent Repurchases

The following table provides information relating to the Company’s repurchases of common stock for the three months ended March 31, 2018, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Time Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Current Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Programs (1)
January 1 through January 31, 2018	2,405,966	$35.97	2,405,966	$402,518,948
February 1 through February 28, 2018	1,822,456	$34.73	1,822,456	$339,220,456
March 1 through March 31, 2018	443,206	$34.25	443,206	$488,359,307
First quarter total	4,671,628	$35.33	4,671,628

(1) The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended March 31, 2018, 335,301 shares were purchased at an average price of $32.89 per share.

Item 6.     EXHIBITS

2.1
Separation and Distribution Agreement, dated as of August 27, 2007, between NCR Corporation and Teradata Corporation (Exhibit 10.1 to the Current Report on Form 8-K of Teradata Corporation dated September 6, 2007).

3.1	Articles of Amendment and Restatement of NCR Corporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2016).

3.2	Bylaws of NCR Corporation, as amended and restated on February 20, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of NCR Corporation dated February 23, 2018.

4.1	Common Stock Certificate of NCR Corporation (incorporated by reference to Exhibit 4.1 from the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

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

10.1	Form of 2018 Stock Option Award Agreement under the NCR Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”).

10.2	Form of 2018 Time-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan.

10.3	Form of 2018 Performance-Vesting Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan.

10.4	Form of 2018 Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	May 4, 2018	By:	/s/ Robert Fishman
Robert Fishman Executive Vice President and Chief Financial Officer