Form 10-Q
period 2018-06-30
NCR CORP
filed 2018-08-03
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
Commission File Number 001-00395
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of July 19, 2018, there were approximately 117.9 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Product revenue	$525	$618	$1,051	$1,172
Service revenue	1,012	975	2,003	1,899
Total revenue	1,537	1,593	3,054	3,071
Cost of products	451	478	871	902
Cost of services	683	654	1,360	1,296
Selling, general and administrative expenses	261	228	506	458
Research and development expenses	65	58	131	125
Asset impairment charges	183	—	183	—
Total operating expenses	1,643	1,418	3,051	2,781
(Loss) income from operations	(106)	175	3	290
Interest expense	(41)	(41)	(82)	(80)
Other (expense), net	(9)	(4)	(14)	(9)
(Loss) income from continuing operations before income taxes	(156)	130	(93)	201
Income tax (benefit) expense	(12)	33	(5)	47
(Loss) income from continuing operations	(144)	97	(88)	154
(Loss) income from discontinued operations, net of tax	(2)	5	(37)	5
Net (loss) income	(146)	102	(125)	159
Net (loss) income attributable to noncontrolling interests	(1)	—	—	—
Net (loss) income attributable to NCR	$(145)	$102	$(125)	$159
Amounts attributable to NCR common stockholders:
(Loss) income from continuing operations	$(143)	$97	$(88)	$154
Series A convertible preferred stock dividends	(12)	(12)	(24)	(24)
Deemed dividend on modification of Series A convertible preferred stock	—	—	—	(4)
Deemed dividend on Series A convertible preferred stock related to redemption	—	—	—	(58)
(Loss) income from continuing operations attributable to NCR common stockholders	(155)	85	(112)	68
(Loss) income from discontinued operations, net of tax	(2)	5	(37)	5
Net (loss) income attributable to NCR common stockholders	$(157)	$90	$(149)	$73
(Loss) income per share attributable to NCR common stockholders:
(Loss) income per common share from continuing operations
Basic	$(1.31)	$0.70	$(0.94)	$0.56
Diluted	$(1.31)	$0.64	$(0.94)	$0.53
Net (loss) income per common share
Basic	$(1.33)	$0.74	$(1.26)	$0.60
Diluted	$(1.33)	$0.67	$(1.26)	$0.57
Weighted average common shares outstanding
Basic	117.9	121.4	118.6	122.1
Diluted	117.9	152.7	118.6	127.2
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Net (loss) income	$(146)	$102	$(125)	$159
Other comprehensive (loss) income:
Currency translation adjustments
Currency translation (losses) gains	(49)	5	(30)	29
Derivatives
Unrealized gains (losses) on derivatives	9	(6)	4	(10)
Gains on derivatives recognized during the period	(1)	(1)	—	(3)
Less income tax benefit	—	1	—	3
Employee benefit plans
Amortization of prior service benefit	(3)	(3)	(5)	(5)
Amortization of actuarial loss (benefit)	1	—	1	(1)
Less income tax benefit	—	1	1	2
Other comprehensive (loss) income	(43)	(3)	(29)	15
Total comprehensive (loss) income	(189)	99	(154)	174
Less comprehensive loss attributable to noncontrolling interests:
Net loss	(1)	—	—	—
Currency translation losses	(3)	—	(3)	—
Amounts attributable to noncontrolling interests	(4)	—	(3)	—
Comprehensive (loss) income attributable to NCR	$(185)	$99	$(151)	174
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$343	$537
Accounts receivable, net	1,272	1,270
Inventories	842	780
Other current assets	282	243
Total current assets	2,739	2,830
Property, plant and equipment, net	326	341
Goodwill	2,590	2,741
Intangibles, net	517	578
Prepaid pension cost	127	118
Deferred income taxes	472	460
Other assets	593	586
Total assets	$7,364	$7,654
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$160	$52
Accounts payable	711	762
Payroll and benefits liabilities	229	219
Contract liabilities	469	458
Other current liabilities	310	398
Total current liabilities	1,879	1,889
Long-term debt	2,952	2,939
Pension and indemnity plan liabilities	796	798
Postretirement and postemployment benefits liabilities	132	133
Income tax accruals	127	148
Other liabilities	258	200
Total liabilities	6,144	6,107
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	12	15
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.8 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively; redemption amount and liquidation preference of $847 and $825 as of June 30, 2018 and December 31, 2017, respectively	834	810
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 117.7 and 122.0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Paid-in capital	—	60
Retained earnings	594	857
Accumulated other comprehensive loss	(224)	(199)
Total NCR stockholders’ equity	371	719
Noncontrolling interests in subsidiaries	3	3
Total stockholders’ equity	374	722
Total liabilities and stockholders’ equity	$7,364	$7,654
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2018	2017
Operating activities
Net (loss) income	$(125)	$159
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations	37	(5)
Depreciation and amortization	171	172
Stock-based compensation expense	40	41
Deferred income taxes	1	4
Gain on sale of property, plant and equipment	—	(1)
Impairment of goodwill and long-lived assets	193	—
Changes in assets and liabilities:
Receivables	(41)	(28)
Inventories	(88)	(126)
Current payables and accrued expenses	(57)	(93)
Contract liabilities	—	50
Employee benefit plans	(8)	(6)
Other assets and liabilities	(28)	(33)
Net cash provided by operating activities	95	134
Investing activities
Expenditures for property, plant and equipment	(70)	(43)
Additions to capitalized software	(86)	(84)
Other investing activities, net	(3)	—
Net cash used in investing activities	(159)	(127)
Financing activities
Short term borrowings, net	2	13
Payments on term credit facilities	(34)	(25)
Payments on revolving credit facilities	(1,013)	(615)
Borrowings on revolving credit facilities	1,163	855
Repurchases of Company common stock	(210)	(350)
Proceeds from employee stock plans	11	8
Tax withholding payments on behalf of employees	(29)	(24)
Other financing activities	—	(1)
Net cash used in financing activities	(110)	(139)
Cash flows from discontinued operations
Net cash used in operating activities	(11)	(5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	12
Decrease in cash, cash equivalents, and restricted cash	(193)	(125)
Cash, cash equivalents and restricted cash at beginning of period	543	507
Cash, cash equivalents and restricted cash at end of period	$350	$382

in millions	June 30
	2018	2017
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows
Cash and cash equivalents	$343	$377
Restricted cash included in Other assets	7	5
Total cash, cash equivalents and restricted cash	$350	$382
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

We recognized revenue related to Banco Bradesco SA (Bradesco), the parent of Scopus, totaling $3 million and $7 million during the three and six months ended June 30, 2018, respectively, as compared to $5 million and $6 million during the three and six months ended June 30, 2017. As of June 30, 2018 and December 31, 2017, we had $2 million and $18 million, respectively, in receivables outstanding from Bradesco.

Recent Accounting Pronouncements

Issued

In February 2016, the Financial Accounting Standards Board (FASB) issued a new leasing standard that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective approach. As part of the adoption of the standard, we have selected and are in the process of implementing new lease accounting software. We are also in the process of identifying and designing appropriate changes to our business processes, systems and controls to support the new standard, and we are continuing to evaluate the impact of the standard on our consolidated financial statements and related disclosures. At this time the Company cannot estimate the quantitative impact of adopting the new standard, but it is expected to have a material effect to the total assets and total liabilities reported on the consolidated balance sheet, and is not expected to have a material effect to the consolidated statement of operations or the consolidated statement of cash flows.

Adopted

In May 2014, the FASB issued a new revenue recognition standard that superseded existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was effective for the first interim period within annual periods beginning after December 15, 2017, with

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

early adoption permitted for annual periods beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented  (“full retrospective method”) or as a cumulative effect adjustment as of the date of adoption  (“modified retrospective method”). Effective January 1, 2018, we adopted the standard using the modified retrospective method applied to contracts that were not complete as of the date of adoption and recorded a cumulative adjustment to increase retained earnings by $2 million. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition and deferred commissions. Refer to Note 2. Accounting Policies related to Revenue with Contracts with Customers, for the updated policy disclosures, and Note 3. Revenue Recognized under Previous Guidance, for presentation of what revenue would have been in the current periods had the Company continued to recognize revenue under the previous accounting guidance.
In August 2016, the FASB issued an accounting standards update which provides guidance regarding the classification of certain cash receipts and cash payments on the statement of cash flows, where specific guidance is provided for issues not previously addressed. This guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2017, with early adoption permitted, and is required to be adopted using a retrospective approach. The adoption of this accounting standards update did not have a material effect on the Company's statement of cash flows.
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
In November 2016, the FASB issued an accounting standards update which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The accounting standards update is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period. The amendment is to be applied retrospectively with early adoption permitted. The adoption of this accounting standards update did not have a material effect on the Company's statement of cash flows.
In January 2017, the FASB issued an accounting standards update which clarifies the definition of a business which is used across several areas of accounting. The area expected to see the most change is the evaluation of whether a transaction should be accounted for as an acquisition (or disposal) of assets, or as a business combination. The new guidance clarifies that to be a business there must also be at least one substantive process, and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition standard. The accounting standards update is required to be adopted for annual periods beginning after December 15, 2017, including interim periods within that annual period. The amendment is to be applied prospectively with early adoption permitted. The adoption of this standard did not have a material effect on our financial condition, results of operations or disclosures, as the standard applies only to businesses acquired after the adoption date.

In January 2017, the FASB issued an accounting standards update with new guidance intended to simplify the subsequent measurement of goodwill. The standards update eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019. Refer to Note 4. Goodwill and Long-Lived Assets for further discussion.

In March 2017, the FASB issued an accounting standards update with new guidance on an employer's presentation of defined benefit retirement costs in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with early adoption permitted. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows or financial condition.

In May 2017, the FASB issued an accounting standards update which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. This update requires modification only if the fair value, vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with early adoption permitted. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows or financial condition.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In August 2017, the FASB issued an accounting standards update which simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. This update generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedge relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein, with early adoption permitted. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows or financial condition.
In February 2018, the FASB issued an accounting standards update which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the enactment of the Tax Cuts and Jobs Act (U.S. Tax Reform) to retained earnings. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein, with early adoption permitted. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows or financial condition.
In March 2018, the FASB issued an accounting standards update which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of U.S. Tax Reform. The standard was effective upon issuance. The Company recognized the estimated income tax effects of U.S. Tax Reform in its 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118 (SAB No. 118). Refer to Note 6. Income Taxes, for further information regarding the provisional amounts recorded by the Company as of December 31, 2017.

2. ACCOUNTING POLICIES RELATED TO REVENUE WITH CONTRACTS WITH CUSTOMERS

The Company records revenue, net of sales tax, when the following five steps have been completed:

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

Our services revenue includes software as a service (SaaS), professional consulting, installation and maintenance support. SaaS primarily consists of fees to provide our customers access to our platform and cloud-based applications. Revenue from SaaS contracts is recognized as variable consideration directly allocated based on customer usage or on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Professional consulting primarily consists of software implementation, integration, customization and optimization services. Revenue from professional consulting contracts that involve significant production, modification or customization of the software is recognized over time as the services are performed. Revenue from professional consulting contracts that does not involve significant production, modification or customization of the software is recognized when the services are completed or customer acceptance of the service is received, if required. For installation and maintenance, control is transferred as the services are provided or ratably over the service period, or, if applicable, after customer acceptance of the service. We apply the ‘as invoiced’ practical expedient, for performance obligations satisfied over time, if the amount we may invoice corresponds directly with the value to the customer of the Company’s performance to date.  This expedient

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

permits us to recognize revenue in the amount we invoice the customer.

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

The nature of our arrangements gives rise to several types of variable consideration including service level agreement credits, stock rotation rights, trade-in credits and volume-based rebates. At contract inception, we include this variable consideration in our transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method and a portfolio approach, based on historical experience, anticipated performance and our best judgment at the time. These estimate are reassessed at each reporting date. Because of our confidence in estimating these amounts, they are included in the transaction price of our contracts and the associated remaining performance obligations.

As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. Payment terms with our customers are established based on industry and regional practices and generally do not exceed 30 days. We do not typically include extended payment terms in our contracts with customers.

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

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. If the net position is a contract asset, the current portion is included in other current assets and the non-current portion is included in other assets in the Condensed Consolidated Balance Sheet. If the net position is a contract liability, the current portion is included in contract liabilities and the non-current portion is included in other liabilities in the Condensed Consolidated Balance Sheet.

The following table presents the net contract asset and contract liability balances as of June 30, 2018 and January 1, 2018:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2018	January 1, 2018
Current portion of contract assets	Other current assets	$22	$28
Current portion of contract liabilities	Contract liabilities	$469	$458
Non-current portion of contract liabilities	Other liabilities	$90	$95

During the six months ended June 30, 2018, the Company recognized $266 million in revenue that was included in contract liabilities as of January 1, 2018.

Deferred Commissions

Our incremental costs of obtaining a contract, which consist of certain sales commissions, primarily for our SaaS revenue, are deferred and amortized on a straight-line basis over the period of expected benefit. We determined the period of expected benefit by taking into consideration customer contracts, the estimated life of the customer relationship, including renewals when the renewal commission is not commensurate with the initial commission, the expected life of the underlying technology and other factors. We classify deferred commissions as current or non-current based on the timing of when we expect to recognize the expense. The current and non-current portions of deferred commissions are included in other current assets and other assets, respectively, in the Condensed Consolidated Balance Sheet as of June 30, 2018. Amortization of deferred commissions is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018.

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

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next twelve months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As such, the following table presents the results for the three and six months ended June 30, 2018 under the previous guidance:

	Three months ended June 30, 2018
In millions, except per share amounts	Under Current Guidance	Adjustments	Under Previous Guidance
Condensed Consolidated Statement of Operations
Product revenue	$525	$(3)	$522
Cost of products	451	—	451
Loss from operations	(106)	(3)	(109)
Loss from continuing operations before income taxes	(156)	(3)	(159)
Income tax benefit	(12)	(1)	(13)
Loss from continuing operations	(144)	(2)	(146)
Net loss	(146)	(2)	(148)
Net loss attributable to NCR	$(145)	$(2)	$(147)
Loss per common share from continuing operations
Basic	$(1.31)	$(0.02)	$(1.33)
Diluted	$(1.31)	$(0.02)	$(1.33)
Net loss per common share
Basic	$(1.33)	$(0.02)	$(1.35)
Diluted	$(1.33)	$(0.02)	$(1.35)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Six months ended June 30, 2018
In millions, except per share amounts	Under Current Guidance	Adjustments	Under Previous Guidance
Condensed Consolidated Statement of Operations
Product revenue	$1,051	$(10)	$1,041
Cost of products	871	(2)	869
Income (loss) from operations	3	(8)	(5)
Loss from continuing operations before income taxes	(93)	(8)	(101)
Income tax benefit	(5)	(2)	(7)
Loss from continuing operations	(88)	(6)	(94)
Net loss	(125)	(6)	(131)
Net loss attributable to NCR	$(125)	$(6)	$(131)
Loss per common share from continuing operations
Basic	$(0.94)	$(0.05)	$(0.99)
Diluted	$(0.94)	$(0.05)	$(0.99)
Net loss per common share
Basic	$(1.26)	$(0.05)	$(1.31)
Diluted	$(1.26)	$(0.05)	$(1.31)

The following table presents balances as of June 30, 2018 under the current and previous guidance:

In millions	Under Current Guidance	Adjustments	Under Previous Guidance
Condensed Consolidated Balance Sheet
Assets
Accounts receivable, net	$1,272	$22	$1,294
Other current assets	282	(24)	258
Total current assets	2,739	(2)	2,737
Deferred income taxes	472	2	474
Other assets	593	(13)	580
Total Assets	$7,364	$(13)	$7,351

Liabilities
Contract liabilities	$469	$(3)	$466
Other current liabilities	310	(2)	308
Total current liabilities	1,879	(5)	1,874
Total liabilities	6,144	(5)	6,139
Retained earnings	594	(8)	586
Total NCR stockholders’ equity	371	(8)	363
Total stockholders’ equity	374	(8)	366
Total liabilities and stockholders’ equity	$7,364	$(13)	$7,351

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. GOODWILL AND LONG-LIVED ASSETS

In addition to our annual goodwill impairment test performed in the fourth quarter, we perform interim impairment tests for long-lived and intangible assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of the asset (group), which is the reporting unit for goodwill purposes, may not be recoverable. As noted in the Company’s 2017 Annual Report on Form 10-K, our annual impairment test indicated that the Company's hardware segment had the least amount of excess fair value over the carrying value, where the excess of fair value over carrying value was approximately 20%.

Late in the quarter ended June 30, 2018, we determined there was an indication that the carrying value of the net assets assigned to the Hardware reporting unit may not be recoverable. This determination was based on the lowering of our full year forecast for 2018, driven by reduced revenue and gross margin rates expected for the third and fourth quarters of 2018, and the resulting impact on the current year and future cash flow projections of the Hardware reporting unit.

Given the undiscounted cash flows of the asset group, which we determined to be at the reporting unit level, were below the carrying value of the net assets, we recorded an impairment charge for the difference between the fair value and the carrying value of the long-lived assets. The fair value of the long-lived assets was determined based on the nature of the asset through either third party appraisals, replacement cost or discounted cash flow analysis.

For goodwill, consistent with the annual impairment test, fair value of the Hardware reporting unit was estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate and working capital changes. The market approach is performed using the Guideline Public Companies (GPC) method which is based on earnings multiple data. Under both approaches, the fair value of the Hardware reporting unit was determined to be below the net asset value. Accordingly, we recorded an impairment charge up to the value of the goodwill assigned to the Hardware reporting unit which was the full amount recorded. Refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies for disclosure of adoption of new accounting guidance which eliminates the requirement to measure the implied fair value of goodwill to measure a goodwill impairment charge.

As a result, the Company recorded impairment charges of $21 million related to property, plant and equipment held and used in NCR's hardware reporting unit, $16 million related to purchased intangibles and $146 million for goodwill assigned to the Hardware reporting unit. These charges were recorded in the line item asset impairment charges in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018.

The carrying amounts of goodwill by segment as of June 30, 2018 and December 31, 2017 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2017						June 30, 2018
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,944	$(7)	$1,937	$—	$—	$(5)	$1,939	$(7)	$1,932
Services	658	—	658	—	—	—	658	—	658
Hardware	162	(16)	146	—	(146)	—	162	(162)	—
Total goodwill	$2,764	$(23)	$2,741	$—	$(146)	$(5)	$2,759	$(169)	$2,590

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	June 30, 2018		December 31, 2017
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$659	$(194)	$659	$(170)
Intellectual property	2 - 8	393	(364)	410	(351)
Customer contracts	8	89	(84)	89	(81)
Tradenames	2 - 10	73	(55)	73	(51)
Total identifiable intangible assets		$1,214	$(697)	$1,231	$(653)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended June 30, 2018	Six months ended June 30, 2018	Remainder of 2018 (estimated)
Amortization expense	$21	$44	$41

	For the years ended December 31 (estimated)
In millions	2019	2020	2021	2022	2023
Amortization expense	$75	$57	$49	$45	$43

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	June 30, 2018		December 31, 2017
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$56	3.84%	$51	3.21%
Trade Receivables Securitization Facility	100	3.02%	—
Other (2)	4	6.71%	1	3.71%
Total short-term borrowings	$160		$52
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$720	3.84%	$759	3.21%
Revolving credit facility (1)	50	3.86%	—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Deferred financing fees	(21)		(23)
Other (2)	3	1.31%	3	1.62%
Total long-term debt	$2,952		$2,939

(1)	Interest rates are weighted-average interest rates as of June 30, 2018 and December 31, 2017.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(2)	Interest rates are weighted-average interest rates as of June 30, 2018 and December 31, 2017 primarily related to various international credit facilities.

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). As of June 30, 2018, the Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal amount outstanding of $776 million and a revolving credit facility with an aggregate principal amount of $1.1 billion, of which $50 million was outstanding. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2018, there were no letters of credit outstanding.

Up to $400 million of the revolving credit facility is available to the Foreign Borrowers. Term loans were made to the Company in U.S. Dollars, and loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments of approximately $17 million beginning June 30, 2018, and $23 million beginning June 30, 2019, with the balance being due at maturity on March 31, 2021. Borrowings under the revolving portion of the credit facility are due March 31, 2021. Amounts outstanding under the Senior Secured Credit Facility bear interest at LIBOR (or, in the case of amounts denominated in Euros, EURIBOR), or, at NCR’s option, in the case of amounts denominated in U.S. Dollars, at a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMCB’s “prime rate” and (c) the one-month LIBOR rate plus 1.00% (the Base Rate), plus, in each case, a margin ranging from 1.25% to 2.25% for LIBOR-based loans that are either term loans or revolving loans and EURIBOR-based revolving loans and ranging from 0.25% to 1.25% for Base Rate-based loans that are either term loans or revolving loans, in each case, depending on the Company’s consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility.

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

At June 30, 2018, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.10 to 1.00.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $505 million and $491 million of outstanding accounts receivable as of June 30, 2018 and December 31, 2017, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2018 and December 31, 2017 was $3.16 billion and $3.07 billion, respectively. Management's

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax benefit was $12 million for the three months ended June 30, 2018 compared to income tax expense of $33 million for the three months ended June 30, 2017. The decrease in income tax expense was driven by lower income before taxes, the impacts of U.S. Tax Reform and an increase in discrete benefits in the three months ended June 30, 2018. The increase in discrete benefits was primarily driven by favorable audit settlements in international jurisdictions.

Income tax benefit was $5 million for the six months ended June 30, 2018 compared to income tax expense of $47 million for the six months ended June 30, 2017. The decrease in income tax expense was driven by lower income before taxes, the impacts of U.S. Tax Reform and an increase in discrete benefits in the six months ended June 30, 2018. The increase in discrete benefits was primarily driven by favorable audit settlements in international jurisdictions, partially offset by the decrease of favorable excess tax benefits of share-based compensation awards.

U.S. Tax Reform was enacted in December 2017. The SEC staff issued SAB 118 that allowed the Company to record provisional amounts for the impacts of the legislation, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment of the legislation. Pursuant to SAB 118, we had reverted to tax law that existed prior to U.S. Tax Reform on the realizability of deferred tax assets for foreign tax credit carryforwards and future repatriation of earnings from our foreign subsidiaries. As of December 31, 2017, the Company had not completed the accounting in its entirety for the tax effects of the legislation.
Due to the timing of the enactment and complexities in the tax legislation, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. The provisional expense related to the re-measurement of our net U.S. deferred tax assets to the 21% corporate income tax rate and the repatriation tax, net of related foreign tax credits. As of June 30, 2018, the Company has made a $2 million reduction to the provisional amount for the repatriation tax due to additional guidance issued in the three months ended June 30, 2018. As we continue to evaluate the impact of U.S. Tax Reform and interpret any additional guidance issued by the U.S. Treasury Department or other standard-setting bodies, we may adjust the provisional amounts. Completion of our accounting could lead to a material increase or decrease in our effective tax rate during 2018.
The Company reviewed our United Kingdom net deferred tax assets for recoverability based on the evaluation of positive and negative evidence. A full valuation allowance against net deferred tax assets will be maintained until sufficient positive evidence exists to reduce or eliminate the valuation allowance. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. As of June 30, 2018, the Company continued to maintain a full valuation allowance against the United Kingdom net deferred tax assets due to insufficient positive evidence and the uncertainty regarding anticipated future earnings at certain subsidiaries in the United Kingdom.
The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that during 2018 it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of June 30, 2018, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $50 million to $55 million in 2018.

7. STOCK COMPENSATION PLANS

As of June 30, 2018, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Restricted stock units	$24	$21	$37	$39
Stock options	1	—	1	—
Employee stock purchase plan	1	1	2	2
Stock-based compensation expense	26	22	40	41
Tax benefit	(4)	(6)	(7)	(12)
Total stock-based compensation expense (net of tax)	$22	$16	$33	$29

Stock-based compensation expense is recognized in the financial statements based upon fair value. During the six months ended June 30, 2018, the Company granted stock options and the weighted average fair value of option grants was estimated based on the below weighted average assumptions, which was $9.80 for the six months ended June 30, 2018. During the six months ended June 30, 2017 the Company did not grant any stock options.

Six months ended June 30, 2018
Dividend yield	$—
Risk-free interest rate	2.5%
Expected volatility	34.8%
Expected holding period (years)	3.8

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

As of June 30, 2018, the total unrecognized compensation cost of $127 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.2 years. As of June 30, 2018, the total unrecognized compensation cost of $15 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.9 years.

Employee Stock Purchase Plan The Company's Employee Stock Purchase Plan ("ESPP") provides employees a 15% discount on stock purchases using a three-month look-back feature where the discount is applied to the stock price that represents the lower of NCR’s closing stock price on either the first day or the last day of each calendar quarter. Participants can contribute between 1% and 10% of their compensation.

For the three months ended June 30, 2018, employees purchased 0.1 million shares, at a discounted price of $26.18. For the three months ended June 30, 2017, employees purchased 0.1 million shares, at a discounted price of $38.83.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2018	2017	2018	2017	2018	2017
Net service cost	$—	$—	$2	$2	$2	$2
Interest cost	15	18	6	5	21	23
Expected return on plan assets	(11)	(15)	(8)	(8)	(19)	(23)
Net periodic benefit cost (income)	$4	$3	$—	$(1)	$4	$2

Components of net periodic benefit cost (income) of the pension plans for the six months ended June 30 were as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2018	2017	2018	2017	2018	2017
Net service cost	$—	$—	$4	$4	$4	$4
Interest cost	30	36	11	10	41	46
Expected return on plan assets	(22)	(29)	(16)	(17)	(38)	(46)
Net periodic benefit cost (income)	$8	$7	$(1)	$(3)	$7	$4

The benefit from the postretirement plan for the following periods were:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Amortization of:
Prior service benefit	$(2)	$(2)	$(3)	$(3)
Actuarial loss	1	1	1	1
Net postretirement benefit	$(1)	$(1)	$(2)	$(2)

The net cost of the postemployment plan for the following periods were:

	Three months ended June 30		Six months ended June 30
In millions	2018	2017	2018	2017
Net service cost	$9	$5	$19	$19
Interest cost	1	—	2	1
Amortization of:
Prior service benefit	(1)	(1)	(2)	(2)
Actuarial gain	—	(1)	—	(2)
Net benefit cost	$9	$3	$19	$16

The components of pension, postretirement and postemployment expense (benefit), other than net service cost, are included in other (expense), net in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and June 30, 2017.

Employer Contributions

Pension For the three and six months ended June 30, 2018, NCR contributed $6 million and $13 million, respectively, to its international pension plans. NCR anticipates contributing an additional $17 million to its international pension plans for a total of $30 million in 2018.

Postretirement For the three and six months ended June 30, 2018, NCR contributed zero and $1 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $1 million to its U.S. postretirement plan for a total of $2 million in 2018.

Postemployment For the three and six months ended June 30, 2018, NCR contributed $10 million and $18 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $42 million to its postemployment plans for a total of $60 million in 2018.

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

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R168 million, or approximately $44 million as of June 30, 2018, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal in 2014. In December 2017, the Company prevailed in this appeal regarding substantially all of the disputed amounts. However, the Brazilian federal tax authority has further appealed this dispute to the next procedural level, so the dispute is ongoing. The Company estimated the aggregate risk related to this matter to be between zero to approximately $65 million as of June 30, 2018. Although the Company has not recorded an accrual, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements.
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
Fox River NCR is one of eight entities that were formally notified by governmental and other entities, such as local Native American tribes, that they are PRPs for environmental claims (under CERCLA and other statutes) arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. The other Fox River PRPs that received notices include Appleton Papers Inc. (API; now known as Appvion, Inc.), P.H. Glatfelter Company ("Glatfelter"), Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), and others. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. NCR sold its facilities in 1978 to API. The parties have also contended that NCR is responsible for PCB discharges from paper mills owned by other companies because NCR carbonless copy paper "broke" was allegedly purchased by those other mills as a raw material.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of June 30, 2018 and December 31, 2017, the receivable under the Funding Agreement was approximately $40 million and $38 million, respectively, and was included in other assets in the Condensed Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable in 2019 or later, likely after the remediation efforts related to the Fox River matter, described below, are complete. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

The Company's litigations relating to contribution and enforcement claims concerning the Fox River have largely been concluded. A proposed consent decree settlement (the CD settlement) with respect to the contribution action (a case originally filed by NCR and API) and the government enforcement action (a case originally filed by the federal and state governments against several PRPs, including the Company) was successfully negotiated by NCR and the federal and state governments and was approved by the federal district court in Wisconsin, which had been presiding over those cases, on August 22, 2017. A final order of dismissal as to the Company in the contribution and government enforcement actions was subsequently entered; one party, Glatfelter, has appealed the approval of the CD settlement. That appeal remains pending.

The CD settlement, if approved on appeal, is expected to resolve the remaining Fox River-related claims against the Company. The key components of the approved CD settlement include (1) the Company’s commitment to complete the remediation of the Fox River, which is now expected to be completed in 2019 or 2020; (2) the Company’s conditional agreement to waive its contribution claims against the two remaining defendants in the case, GP and Glatfelter; (3) the Company’s agreement not to appeal the trial court’s decision on divisibility of harm; (4) the Governments’ agreement to include in the settlement so-called “contribution protection” in the Company’s favor as to GP’s and Glatfelter’s contribution claims against the Company, the effect of which will be to extinguish those claims; (5) the Governments’ agreement not to pursue the Company for the Governments’ past oversight costs; and (6) the Governments’ agreement to exercise prosecutorial discretion in pursuing other parties for future oversight costs and long-term monitoring and maintenance, with the Company retaining so-called “backstop” liability in the event that the other parties fail to pay future oversight costs or to perform long-term monitoring and maintenance. Additionally, although certain state law claims by GP and Glatfelter against the Company may not be affected directly by the CD settlement, the CD settlement provides that the Company’s contribution claims against those two parties will revive if those parties attempt to assert any claims against the Company relating to the Fox River, including any state law claims.
In the quarter ending September 30, 2017, the remediation general contractor commenced an arbitration against the LLC, in a dispute over contract interpretation. That dispute is scheduled for a hearing in mid-2019.
With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company received timely payments as they came due under the Funding Agreement. Although API filed for bankruptcy protection in October 2017, it had made all of the payments to the Company in connection with the Fox River that are required of it by the Funding Agreement.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of June 30, 2018, the gross reserve for the Fox River matter was approximately $28 million, compared to $36 million as of December 31, 2017. As of June 30, 2018, the net reserve for the Fox River matter was approximately $27 million, compared to $35 million as of December 31, 2017. The change in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of June 30, 2018 and December 31, 2017, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
Under a 1996 agreement, AT&T Corp. (AT&T) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) Those companies have made the payments requested of them by the Company on an ongoing basis.
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

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three Georgia-Pacific (GP) affiliate corporations in a private-party contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company and the other defendants to pay a "fair portion" of these companies’ costs. Various removal and remedial actions remain to be decided upon and performed at the Kalamazoo River site, the costs for which generally have not yet been determined; in 2017 Records of Decisions were issued for two parts of the river, but such decisions for the majority of the work are expected to be made only over the next several years. The suit alleges that the Company is liable to the GP entities as an "arranger" under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger” as of at least March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971, and the majority of contamination at the Kalamazoo River site had occurred prior to 1969). NCR preserved its right to appeal the September 2013 decision.

In the 2013 decision the Court did not determine NCR’s share of overall liability. Relative shares of liability for the four companies were tried to the court in a subsequent phase of the case in December 2015. In a ruling issued on March 29, 2018, the court addressed responsibility for the costs that GP had incurred in the past, totaling to approximately $50 million; NCR and GP were each assigned a 40% share of those costs, and the other two companies were assigned 15% and 5% as their allocations. The court entered a judgment in the case on June 19, 2018, in which it indicated that it would not, allocate future costs, but would enter a declaratory judgment that the four companies together had responsibility for future costs, in amounts and shares to be determined. NCR expects to have claims against BAT and API under the Funding Agreement, discussed above for Kalamazoo River remediation expenses. API filed for bankruptcy protection in October 2017, and thus payment of its potential share under the Funding Agreement for so-called “future sites,” which would include the Kalamazoo River site, may be at risk, but as liability under the Cost Sharing Agreement and the Funding Agreement is joint and several, the bankruptcy is not anticipated to affect the Company’s ability to seek that amount from BAT. The Company will also have indemnity or reimbursement claims against AT&T and Nokia under the arrangement discussed above in connection with the Fox River matter after expenses have met a contractual threshold set out in the 1996 agreement referenced above in the Fox River discussion.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In light of the 2018 decision, the Company has increased its reserve for the Kalamazoo River matter to $46 million as of June 30, 2018; as many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time). The Company has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of NCR’s potential liability remains subject to many uncertainties, particularly inasmuch as the work to be performed will take place primarily if not exclusively in the 2020s. Under other assumptions or estimates for possible costs of remediation, which the Company does not at this point consider to be reasonably estimable or verifiable, it is possible that the charge the Company has taken to discontinued operations reflected in this paragraph could approximately double.
In July 2018 the Company appealed to the United States Court of Appeals for the Seventh Circuit both the 2013 court decision, which it believes is in conflict with a decision from the Fox River trial court as to Operable Unit 1 of that site and an affirmance of that decision from the Court of Appeals for the Sixth Circuit, and the 2018 court decision, on various legal grounds.
Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through June 30, 2018, NCR has received a combined gross total of approximately $202 million in settlements reached with its principal insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity costs. The Company does not anticipate the material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, owing to considerations under applicable Michigan law. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
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

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of June 30, 2018 and December 31, 2017, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	2018	2017
Warranty reserve liability
Beginning balance as of January 1	$26	$27
Accruals for warranties issued	12	18
Settlements (in cash or in kind)	(17)	(21)
Ending balance as of June 30	$21	$24

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

10. SERIES A CONVERTIBLE PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with The Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended June 30, 2018 and 2017, the Company paid dividends-in-kind of $12 million and $11 million, respectively, associated with the Series A Convertible Preferred Stock. During the six months ended June 30, 2018 and 2017, the Company paid dividends-in-kind of $23 million, respectively, associated with the Series A Convertible Preferred Stock. As of June 30, 2018 and December 31, 2017, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three and six months ended June 30, 2018 or 2017.

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

The repurchase of the common shares immediately upon conversion is considered a redemption of the related preferred shares. As a result, the excess of the fair value of consideration transferred over the carrying value, of $58 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share for the six months ended June 30, 2017. Additionally, we determined that the changes to the lock-up period were considered a modification of the Series A Convertible Preferred Stock. The impact of the modification, calculated as the difference in the fair value immediately before and immediately after the changes, of $4 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share for the six months ended June 30, 2017. This adjustment was recorded as an increase

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

to the Series A Convertible Preferred Shares and will reduce the accretion of the direct and incremental expenses associated with the original offering as described above. Refer to Note 12. Earnings per Share for additional discussion.

As of June 30, 2018 and December 31, 2017, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 28.2 million and 27.5 million shares, respectively.

11. STOCKHOLDER'S EQUITY

Changes in stockholders' equity in the six months ended June 30, 2018 were as follows:

in millions	NCR Stockholders' Equity	Non-Redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2017	$719	$3	$722
Adoption of accounting standard updates	15	—	15
Balance at January 1, 2018	734	3	737
Net loss	(125)	—	(125)
Other comprehensive loss	(26)	—	(26)
Repurchases of Company common stock	(210)	—	(210)
Series A Convertible Preferred Stock dividends	(24)	—	(24)
Employee stock compensation expense	40	—	40
Tax witholdings related to vesting of stock based awards	(29)	—	(29)
Proceeds from employee stock plans	11	—	11
Balance at June 30, 2018	$371	$3	$374

During the six months ended June 30, 2018, the Company repurchased 6.1 million shares of its common stock for $210 million. Upon repurchase, the shares were retired. Refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further discussion of the adoption of accounting standard updates.

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

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Numerator
(Loss) income from continuing operations	$(143)	$97	$(88)	$154
Series A Convertible Preferred Stock dividends	(12)	(12)	(24)	(24)
Deemed dividend on modification of Series A Convertible Preferred Stock	—	—	—	(4)
Deemed dividend on Series A Convertible Preferred Stock redemption	—	—	—	(58)
Net (loss) income from continuing operations attributable to NCR common stockholders	(155)	85	(112)	68
(Loss) income from discontinued operations, net of tax	(2)	5	(37)	5
Net (loss) income attributable to NCR common stockholders	$(157)	$90	$(149)	$73

Denominator
Basic weighted average number of shares outstanding	117.9	121.4	118.6	122.1

Basic (loss) earnings per share:
From continuing operations	$(1.31)	$0.70	$(0.94)	$0.56
From discontinued operations	(0.02)	0.04	(0.32)	0.04
Total basic (loss) earnings per share	$(1.33)	$0.74	$(1.26)	$0.60

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Numerator
(Loss) income from continuing operations	$(143)	$97	$(88)	$154
Series A Convertible Preferred Stock dividends	(12)	—	(24)	(24)
Deemed dividend on modification of Series A Convertible Preferred Stock	—	—	—	(4)
Deemed dividend on Series A Convertible Preferred Stock redemption	—	—	—	(58)
Net (loss) income from continuing operations attributable to NCR common stockholders	(155)	97	(112)	68
(Loss) income from discontinued operations, net of tax	(2)	5	(37)	5
Net (loss) income attributable to NCR common stockholders	$(157)	$102	$(149)	$73

Basic weighted average number of shares outstanding	117.9	121.4	118.6	122.1
Dilutive effect of as-if converted Series A Convertible Preferred Stock	—	26.6	—	—
Dilutive effect of restricted stock units	—	4.7	—	5.1
Denominator	117.9	152.7	118.6	127.2

Diluted (loss) earnings per share:
From continuing operations	$(1.31)	$0.64	$(0.94)	$0.53
From discontinued operations	(0.02)	0.03	(0.32)	0.04
Total diluted (loss) earnings per share	$(1.33)	$0.67	$(1.26)	$0.57

For the three months ended June 30, 2018, shares related to the as-if converted Series A Convertible Preferred Stock were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted shares related to as-if converted Series A Convertible Preferred Stock excluded were 28.1 million. Weighted average restricted stock units and stock options of 2.3 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the three months ended June 30, 2017, it was more dilutive to assume the Series A Convertible Preferred Stock was converted to common stock and therefore weighted average outstanding shares of common stock were adjusted by the as-if converted Series A Convertible Preferred Stock and the diluted earnings per share was calculated excluding the quarterly dividends.

For the six months ended June 30, 2018, shares related to the as-if converted Series A Convertible Preferred Stock were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted shares related to as-if converted Series A Convertible Preferred Stock excluded were 27.9 million. Weighted average restricted stock units of 2.3 million were excluded from the diluted share count because their effect would have been anti-dilutive

For the six months ended June 30, 2017, shares related to the as-if converted Series A Convertible Preferred Stock were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted shares related to as-if converted Series A Convertible Preferred Stock, considering the existing and redeemed shares, excluded were 27.7 million. Weighted average restricted stock units of 0.5 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2018, the balance in AOCI related to foreign exchange derivative transactions was a gain of $3 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	June 30, 2018
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$139	$5	Other current liabilities	$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$164	$1	Other current liabilities	$206	$1
Total derivatives			$6			$1

	Fair Values of Derivative Instruments
	December 31, 2017
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$104	$—	Other current liabilities	$142	$1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$101	$1	Other current liabilities	$292	$1
Total derivatives			$1			$2

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2018	For the three months ended June 30, 2017	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2018	For the three months ended June 30, 2017
Foreign exchange contracts	$9	$(6)	Cost of products	$(1)	$(1)

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2018	For the six months ended June 30, 2017	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Foreign exchange contracts	$4	$(10)	Cost of products	$—	$(3)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended June 30		Six months ended June 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2018	2017	2018	2017
Foreign exchange contracts	Other (expense), net	$(3)	$—	$(3)	$(2)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2018, we did not have any significant concentration of credit risk related to financial instruments.

14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are set forth as follows:

	June 30, 2018
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$11	$11	$—	$—
Foreign exchange contracts (2)	6	—	6	—
Total	$17	$11	$6	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

	December 31, 2017
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$90	$90	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Total	$91	$90	$1	$—
Liabilities:
Foreign exchange contracts (3)	2	—	2	—
Total	$2	$—	$2	$—
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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. Other than the impairment charges described in Note 4. Goodwill and Long-Lived Assets, no material impairment charges or non-recurring fair value adjustments were recorded during the three and six months ended June 30, 2018 and 2017.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Revenue by segment
Software License	$68	$77	$138	$162
Software Maintenance	93	91	184	183
Cloud	155	145	310	287
Professional Services	154	151	298	284
Software	470	464	930	916

Services	610	588	1,211	1,145

ATM	180	227	375	436
SCO	99	96	176	197
POS	178	213	362	367
IPS	—	5	—	10
Hardware	457	541	913	1,010
Consolidated revenue	1,537	1,593	3,054	3,071
Operating income (loss) by segment
Software	115	127	224	251
Services	77	74	139	118
Hardware	(27)	11	(50)	1
Subtotal - segment operating income	165	212	313	370
Other adjustments (1)	271	37	310	80
(Loss) income from operations	$(106)	$175	$3	$290

(1)	The following table presents the other adjustments for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Transformation and restructuring costs	$66	$8	$82	$21
Asset impairment charges	183	—	183	—
Acquisition-related amortization of intangible assets	21	28	44	57
Acquisition-related costs	1	1	1	2
Total other adjustments	$271	$37	$310	$80

The following table presents revenue by geography for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Americas	$875	$915	$1,764	$1,762
Europe, Middle East Africa (EMEA)	418	454	826	876
Asia Pacific (APJ)	244	224	464	433
Total revenue	$1,537	$1,593	$3,054	$3,071

The following table presents revenue from products and services for NCR:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Product revenue	$525	$618	$1,051	$1,172
Professional services and installation services revenue	271	261	527	488
Recurring revenue, including maintenance and cloud revenue	741	714	1,476	1,411
Total revenue	$1,537	$1,593	$3,054	$3,071

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2017	$(183)	$(15)	$(1)	$(199)
Impact of adoption of new accounting standard (1)	—	1	—	1
Other comprehensive income (loss) before reclassifications	(27)	—	4	(23)
Amounts reclassified from AOCI	—	(3)	—	(3)
Net current period other comprehensive (loss) income	(27)	(3)	4	(26)
Balance as of June 30, 2018	$(210)	$(17)	$3	$(224)

(1) See Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further discussion on the adoption of a new accounting standard related to stranded tax affects in AOCI as a result of U.S. Tax Reform.

Reclassifications Out of AOCI

	For the three months ended June 30, 2018
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(1)	$(1)
Cost of services	1	(1)	—	—
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	(1)	—	(1)
Total before tax	$1	$(3)	$(1)	$(3)
Tax expense				—
Total reclassifications, net of tax				$(3)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the three months ended June 30, 2017
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(1)	$(1)
Cost of services	1	—	—	1
Selling, general and administrative expenses	(1)	(2)	—	(3)
Research and development expenses	—	(1)	—	(1)
Total before tax	$—	$(3)	$(1)	$(4)
Tax expense				1
Total reclassifications, net of tax				$(3)

	For the six months ended June 30, 2018
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	1	(3)	(2)
Selling, general and administrative expenses	—	(1)	(1)
Research and development expenses	—	(1)	(1)
Total before tax	$1	$(5)	$(4)
Tax expense			1
Total reclassifications, net of tax			$(3)

	For the six months ended June 30, 2017
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(3)	$(3)
Cost of services	—	(2)	—	(2)
Selling, general and administrative expenses	(1)	(2)	—	(3)
Research and development expenses	—	(1)	—	(1)
Total before tax	$(1)	$(5)	$(3)	$(9)
Tax expense				2
Total reclassifications, net of tax				$(7)

17. RESTRUCTURING PLAN

In the second quarter of 2018, we announced a hardware transformation initiative to streamline our manufacturing operations that will help us reduce our exposure to variable hardware demand as well as increase global utilization rates and optimize our supply

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

chain network. As a part of this initiative, we plan to reduce the number of manufacturing plants and move the manufacturing operations at those plants to other existing NCR facilities and current third party suppliers.

As a result of the restructuring plan, the Company recorded a total charge of $24 million in the three and six months ended June 30, 2018. The Company expects that it may incur additional charges during 2018 related to this restructuring program. Such additional charges will be expensed as incurred. The restructuring program is scheduled to be completed by the end of 2019.

Severance and other employee related costs Of the $5 million recorded,  $3 million was recorded as a discrete cost in accordance with ASC 712, Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable. The remaining $2 million of employee related costs was recorded in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company made zero and $2 million in severance-related payments under ASC 712 and ASC 420, respectively, related to the restructuring plan in the three and six months ended June 30, 2018.

Inventory related charges The Company recorded $17 million of inventory related charges for rationalizing its product portfolio and writing down inventory to be sold to third party suppliers to the lower of cost or net realizable value.

Other exit costs The Company recorded $2 million for costs primarily related to moving inventory and fixed assets from the plant locations that will be closed, $1 million of which is included in selling, general and administrative expenses and $1 million, which is included in cost of products.

The results by segment, as disclosed in Note 15. Segment Information and Concentrations, exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. The following table summarizes the costs recorded in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Employers’ Accounting for Postemployment Benefits, and the remaining liabilities as of June 30, 2018, which are included in the Condensed Consolidated Balance Sheet in Other Current Liabilities.

In millions	June 30, 2018
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$—
Cost recognized during the period	7
Utilization	(4)
Ending balance as of June 30	$3

18. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2018	December 31, 2017
Accounts receivable
Trade	$1,262	$1,270
Other	37	37
Accounts receivable, gross	1,299	1,307
Less: allowance for doubtful accounts	(27)	(37)
Total accounts receivable, net	$1,272	$1,270
The components of inventory are summarized as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	June 30, 2018	December 31, 2017
Inventories
Work in process and raw materials	$239	$185
Finished goods	219	190
Service parts	384	405
Total inventories	$842	$780

19. CONDENSED CONSOLIDATING SUPPLEMENTAL GUARANTOR INFORMATION

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended June 30, 2018

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$258	$24	$306	$(63)	$525
Service revenue	519	8	485	—	1,012
Total revenue	777	32	791	(63)	1,537
Cost of products	236	7	271	(63)	451
Cost of services	354	3	326	—	683
Selling, general and administrative expenses	130	—	131	—	261
Research and development expenses	29	—	36	—	65
Asset impairment charges	165	—	18	—	183
Total operating expenses	914	10	782	(63)	1,643
Income (loss) from operations	(137)	22	9	—	(106)
Interest expense	(40)	—	(3)	2	(41)
Other (expense) income, net	(12)	1	4	(2)	(9)
Income (loss) from continuing operations before income taxes	(189)	23	10	—	(156)
Income tax expense (benefit)	32	2	(46)	—	(12)
Income (loss) from continuing operations before earnings in subsidiaries	(221)	21	56	—	(144)
Equity in earnings of consolidated subsidiaries	77	62	—	(139)	—
Income (loss) from continuing operations	(144)	83	56	(139)	(144)
Income (loss) from discontinued operations, net of tax	(1)	—	(1)	—	(2)
Net income (loss)	$(145)	$83	$55	$(139)	$(146)
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to NCR	$(145)	$83	$56	$(139)	$(145)
Total comprehensive income (loss)	(185)	46	10	(60)	(189)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to NCR common stockholders	$(185)	$46	$14	$(60)	$(185)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended June 30, 2017

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$329	$13	$336	$(60)	$618
Service revenue	511	7	457	—	975
Total revenue	840	20	793	(60)	1,593
Cost of products	257	9	272	(60)	478
Cost of services	335	3	316	—	654
Selling, general and administrative expenses	129	1	98	—	228
Research and development expenses	42	—	16	—	58
Total operating expenses	763	13	702	(60)	1,418
Income (loss) from operations	77	7	91	—	175
Interest expense	(38)	—	(4)	1	(41)
Other (expense) income, net	(11)	(1)	9	(1)	(4)
Income (loss) from continuing operations before income taxes	28	6	96	—	130
Income tax expense (benefit)	11	2	20	—	33
Income (loss) from continuing operations before earnings in subsidiaries	17	4	76	—	97
Equity in earnings of consolidated subsidiaries	80	89	—	(169)	—
Income (loss) from continuing operations	97	93	76	(169)	97
Income (loss) from discontinued operations, net of tax	5	—	—	—	5
Net income (loss)	$102	$93	$76	$(169)	$102
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$102	$93	$76	$(169)	$102
Total comprehensive income (loss)	99	106	75	(181)	99
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$99	$106	$75	$(181)	$99

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the six months ended June 30, 2018

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$535	$29	$588	$(101)	$1,051
Service revenue	1,036	16	951	—	2,003
Total revenue	1,571	45	1,539	(101)	3,054
Cost of products	465	11	496	(101)	871
Cost of services	696	6	658	—	1,360
Selling, general and administrative expenses	294	1	211	—	506
Research and development expenses	75	—	56	—	131
Asset impairment charges	165	—	18	—	183
Total operating expenses	1,695	18	1,439	(101)	3,051
Income (loss) from operations	(124)	27	100	—	3
Interest expense	(79)	—	(6)	3	(82)
Other (expense) income, net	(15)	2	2	(3)	(14)
Income (loss) from continuing operations before income taxes	(218)	29	96	—	(93)
Income tax expense (benefit)	24	4	(33)	—	(5)
Income (loss) from continuing operations before earnings in subsidiaries	(242)	25	129	—	(88)
Equity in earnings of consolidated subsidiaries	153	121	—	(274)	—
Income (loss) from continuing operations	(89)	146	129	(274)	(88)
Income (loss) from discontinued operations, net of tax	(36)	—	(1)	—	(37)
Net income (loss)	$(125)	$146	$128	$(274)	$(125)
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$(125)	$146	$128	$(274)	$(125)
Total comprehensive income (loss)	(151)	108	97	(208)	(154)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to NCR common stockholders	$(151)	$108	$100	$(208)	$(151)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the six months ended June 30, 2017

In millions	Parent Issuer		Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$610		$53	$673	$(164)	$1,172
Service revenue	1,004		14	881	—	1,899
Total revenue	1,614		67	1,554	(164)	3,071
Cost of products	464		22	580	(164)	902
Cost of services	673		5	618	—	1,296
Selling, general and administrative expenses	263		2	193	—	458
Research and development expenses	72		—	53	—	125
Total operating expenses	1,472		29	1,444	(164)	2,781
Income (loss) from operations	142		38	110	—	290
Interest expense	(77)		—	(5)	2	(80)
Other (expense) income, net	(28)		(1)	22	(2)	(9)
Income (loss) from continuing operations before income taxes	37		37	127	—	201
Income tax expense (benefit)	9		18	20	—	47
Income (loss) from continuing operations before earnings in subsidiaries	28		19	107	—	154
Equity in earnings of consolidated subsidiaries	126		97	—	(223)	—
Income (loss) from continuing operations	154	—	116	107	(223)	154
Income (loss) from discontinued operations, net of tax	5		—	—	—	5
Net income (loss)	$159		$116	$107	$(223)	$159
Net income (loss) attributable to noncontrolling interests	—		—	—	—	—
Net income (loss) attributable to NCR	$159		$116	$107	$(223)	$159
Total comprehensive income (loss)	174		140	118	(258)	174
Less comprehensive income (loss) attributable to noncontrolling interests	—		—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$174		$140	$118	$(258)	$174

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
June 30, 2018

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11	$6	$326	$—	$343
Accounts receivable, net	42	12	1,218		1,272
Inventories	311	5	526		842
Due from affiliates	645	2,072	310	(3,027)	—
Other current assets	121	44	156	(39)	282
Total current assets	1,130	2,139	2,536	(3,066)	2,739
Property, plant and equipment, net	220	—	106		326
Goodwill	2,082	—	508		2,590
Intangibles, net	451	—	66		517
Prepaid pension cost	—	—	127	—	127
Deferred income taxes	341	—	156	(25)	472
Investments in subsidiaries	3,133	2,778	—	(5,911)	—
Due from affiliates	31	1	36	(68)	—
Other assets	476	64	53	—	593
Total assets	$7,864	$4,982	$3,588	$(9,070)	$7,364

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$60	$—	$100	$—	$160
Accounts payable	307	3	401	—	711
Payroll and benefits liabilities	127	—	102	—	229
Contract liabilities	236	7	226	—	469
Due to affiliates	2,099	118	810	(3,027)	—
Other current liabilities	154	5	190	(39)	310
Total current liabilities	2,983	133	1,829	(3,066)	1,879
Long-term debt	2,950	—	2	—	2,952
Pension and indemnity plan liabilities	523	—	273	—	796
Postretirement and postemployment benefits liabilities	19	3	110	—	132
Income tax accruals	21	8	98	—	127
Due to affiliates	—	36	32	(68)	—
Other liabilities	163	30	90	(25)	258
Total liabilities	6,659	210	2,434	(3,159)	6,144
Redeemable noncontrolling interest	—	—	12	—	12
Series A convertible preferred stock	834	—	—	—	834
Stockholders’ equity
Total NCR stockholders’ equity	371	4,772	1,139	(5,911)	371
Noncontrolling interests in subsidiaries	—	—	3	—	3
Total stockholders’ equity	371	4,772	1,142	(5,911)	374
Total liabilities and stockholders’ equity	$7,864	$4,982	$3,588	$(9,070)	$7,364

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
December 31, 2017

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$97	$11	429	$—	$537
Accounts receivable, net	62	12	1,196	—	1,270
Inventories	311	7	462	—	780
Due from affiliates	646	1,801	283	(2,730)	—
Other current assets	78	39	162	(36)	243
Total current assets	1,194	1,870	2,532	(2,766)	2,830
Property, plant and equipment, net	207	—	134	—	341
Goodwill	2,228	—	513	—	2,741
Intangibles, net	503	—	75	—	578
Prepaid pension cost	—	—	118	—	118
Deferred income taxes	334	—	157	(31)	460
Investments in subsidiaries	3,008	2,942	—	(5,950)	—
Due from affiliates	31	1	39	(71)	—
Other assets	472	63	51	—	586
Total assets	$7,977	$4,876	$3,619	$(8,818)	$7,654

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$52	$—	$—	$—	$52
Accounts payable	382	—	380	—	762
Payroll and benefits liabilities	124	—	95	—	219
Contract liabilities	216	6	236	—	458
Due to affiliates	1,884	130	716	(2,730)	—
Other current liabilities	204	5	225	(36)	398
Total current liabilities	2,862	141	1,652	(2,766)	1,889
Long-term debt	2,937	—	2	—	2,939
Pension and indemnity plan liabilities	515	—	283	—	798
Postretirement and postemployment benefits liabilities	20	3	110	—	133
Income tax accruals	20	5	123	—	148
Due to affiliates	—	39	32	(71)	—
Other liabilities	94	36	101	(31)	200
Total liabilities	6,448	224	2,303	(2,868)	6,107
Redeemable noncontrolling interest	—	—	15	—	15
Series A convertible preferred stock	810	—	—	—	810
Stockholders’ equity
Total NCR stockholders’ equity	719	4,652	1,298	(5,950)	719
Noncontrolling interests in subsidiaries	—	—	3	—	3
Total stockholders’ equity	719	4,652	1,301	(5,950)	722
Total liabilities and stockholders’ equity	$7,977	$4,876	$3,619	$(8,818)	$7,654

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2018

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$105	$(150)	$140	$—	$95
Investing activities
Expenditures for property, plant and equipment	(57)	—	(13)	—	(70)
Additions to capitalized software	(71)	—	(15)	—	(86)
Proceeds from (payments of) intercompany notes	160	145	—	(305)	—
Other investing activities, net	(3)	—	—	—	(3)
Net cash provided by (used in) investing activities	29	145	(28)	(305)	(159)
Financing activities
Short term borrowings, net	3	—	(1)	—	2
Payments on term credit facilities	(34)	—	—	—	(34)
Payments on revolving credit facilities	(660)	—	(353)	—	(1,013)
Borrowings on revolving credit facilities	710	—	453	—	1,163
Repurchase of Company common stock	(210)	—	—	—	(210)
Proceeds from employee stock plans	11	—	—	—	11
Borrowings (repayments) of intercompany notes	—	—	(305)	305	—
Tax withholding payments on behalf of employees	(29)	—	—	—	(29)
Net cash provided by (used in) financing activities	(209)	—	(206)	305	(110)
Cash flows from discontinued operations
Net cash used in operating activities	(11)	—	—	—	(11)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(8)	—	(8)
Increase (decrease) in cash, cash equivalents and restricted cash	(86)	(5)	(102)	—	(193)
Cash, cash equivalents and restricted cash at beginning of period	97	11	435	—	543
Cash, cash equivalents and restricted cash at end of period	$11	$6	$333	$—	$350

In millions	June 30, 2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$11	$6	$326	$—	$343
Restricted cash included in Other assets	—	—	7	—	7
Total cash, cash equivalents and restricted cash	$11	$6	$333	$—	$350

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2017

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$306	$(22)	$(144)	$(6)	$134
Investing activities
Expenditures for property, plant and equipment	(26)	—	(17)	—	(43)
Additions to capitalized software	(67)	—	(17)	—	(84)
Proceeds from (payments of) intercompany notes	99	20	—	(119)	—
Investments in equity affiliates	(2)	—	—	2	—
Other investing activities, net	(1)	—	1	—	—
Net cash provided by (used in) investing activities	3	20	(33)	(117)	(127)
Financing activities
Short term borrowings, net	2	—	11	—	13
Payments on term credit facilities	(23)	—	(2)	—	(25)
Payments on revolving credit facilities	(575)	—	(40)	—	(615)
Borrowings on revolving credit facilities	615	—	240	—	855
Repurchase of Company common stock	(350)	—	—	—	(350)
Proceeds from employee stock plans	8	—	—	—	8
Other financing activities	(1)	—	—	—	(1)
Equity contribution	—	—	2	(2)	—
Dividend distribution to consolidated subsidiaries	—	—	(6)	6	—
Borrowings (repayments) of intercompany notes	—	—	(119)	119	—
Tax withholding payments on behalf of employees	(24)	—	—	—	(24)
Net cash provided by (used in) financing activities	(348)	—	86	123	(139)
Cash flows from discontinued operations
Net cash used in operating activities	(5)	—	—	—	(5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	12	—	12
Increase (decrease) in cash, cash equivalents, and restricted cash	(44)	(2)	(79)	—	(125)
Cash, cash equivalents and restricted cash at beginning of period	67	12	428	—	507
Cash, cash equivalents and restricted cash at end of period	$23	$10	$349	$—	$382

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	June 30, 2017
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$23	$10	$344	$—	$377
Restricted cash included in Other assets	—	—	5	—	5
Total cash, cash equivalents and restricted cash	$23	$10	$349	$—	$382

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the second quarter of 2018, each of which is discussed more fully in later sections of this MD&A:

•	Revenue decreased approximately 4% from the prior year period and 5% excluding favorable foreign currency impacts;

•	Software revenue increased 1% from the prior year period, driven by cloud revenue growth of 7%, and operating margin declined 290 basis points from the prior year period;

•	Services revenue increased 4% and operating margin rate remained consistent from the prior year period;

•	Hardware revenue decreased 16% and operating margin rate declined 790 basis points from the prior year period; and

•	The Company recorded $183 million of asset impairment charges related to its Hardware business.

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

•	Team and Talent - Attracting, developing and retaining top talent by deploying competitive recruiting and training programs, evolving our brand, and continuously engaging with employees.

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

Potentially significant risks to the execution of our initiatives and achievement of our strategy include the strength of demand for automated teller machines and other financial services hardware and its effect on our businesses; our ability to generate accurate forecasts of product demand and to engage third-party suppliers appropriately to meet that demand, including the on-boarding of new or additional suppliers; domestic and global economic and credit conditions including, in particular, those resulting from the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial services and retail industries, new comprehensive U.S. tax legislation, modified or new global or regional trade agreements, the determination by the United Kingdom to exit the European Union, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices; our ability to transform our business model and to sell higher-margin software and services, including our ability to successfully streamline our hardware operations through manufacturing network redesign and use of outsourced manufacturing; the success of our restructuring plans and cost reduction initiatives; our ability to improve execution in our sales and services organizations; market acceptance of new solutions and competition in the information technology industry; cybersecurity risks and compliance with data privacy and protection requirements; disruptions in or problems with our data center hosting facilities; defects or errors in our products; the historical seasonality of our sales; tax rates and new US tax legislation; uncertainties or delays associated with the transition of key business leaders and foreign currency fluctuations.

Results from Operations

Three and Six months ended June 30, 2018 Compared to Three and Six months ended June 30, 2017

The following table shows our results for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2018	2017	2018	2017
Revenue	$1,537	$1,593	$3,054	$3,071
Gross margin	$403	$461	$823	$873
Gross margin as a percentage of revenue	26.2%	28.9%	26.9%	28.4%
Operating expenses
Selling, general and administrative expenses	$261	$228	$506	$458
Research and development expenses	65	58	131	125
Asset impairment charges	183	—	183	—
(Loss) income from operations	$(106)	$175	$3	$290

The following table shows our revenue by geographic theater for the three months ended June 30:

In millions	2018	% of Total	2017	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$875	57%	$915	57%	(4)%	(3)%
Europe, Middle East Africa (EMEA)	418	27%	454	29%	(8)%	(11)%
Asia Pacific (APJ)	244	16%	224	14%	9%	8%
Consolidated revenue	$1,537	100%	$1,593	100%	(4)%	(5)%

The following table shows our revenue by geographic theater for the six months ended June 30:

In millions	2018	% of Total	2017	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$1,764	58%	$1,762	57%	—%	—%
Europe, Middle East Africa (EMEA)	826	27%	876	29%	(6)%	(11)%
Asia Pacific (APJ)	464	15%	433	14%	7%	4%
Consolidated revenue	$3,054	100%	$3,071	100%	(1)%	(3)%

The following table shows our revenue by segment for the three months ended June 30:

In millions	2018	% of Total	2017	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Software	$470	30%	$464	29%	1%	—%
Services	610	40%	588	37%	4%	3%
Hardware	457	30%	541	34%	(16)%	(17)%
Consolidated revenue	$1,537	100%	$1,593	100%	(4)%	(5)%

The following table shows our revenue by segment for the six months ended June 30:

In millions	2018	% of Total	2017	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Software	$930	30%	$916	30%	2%	—%
Services	1,211	40%	1,145	37%	6%	3%
Hardware	913	30%	1,010	33%	(10)%	(12)%
Consolidated revenue	$3,054	100%	$3,071	100%	(1)%	(3)%

(1) The tables above for the three and six months ended ended June 30 are presented with period-over-period revenue growth or declines on a constant currency basis. Constant currency is a non-GAAP measure that excludes the effects of foreign currency fluctuations. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations is useful for assessing the underlying performance of our business, and our management uses revenue growth adjusted for constant currency to evaluate period-over-period operating performance. This non-GAAP measure should not be considered a substitute for, or superior to, period-over-period revenue growth under GAAP.
The following table provides a reconciliation of geographic theater revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended June 30, 2018:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	(4)%	(1)%	(3)%
EMEA	(8)%	3%	(11)%
APJ	9%	1%	8%
Consolidated revenue	(4)%	1%	(5)%

The following table provides a reconciliation of geographic theater revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the six months ended June 30, 2018:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	—%	—%	—%
EMEA	(6)%	5%	(11)%
APJ	7%	3%	4%
Consolidated revenue	(1)%	2%	(3)%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended June 30, 2018:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Software	1%	1%	—%
Services	4%	1%	3%
Hardware	(16)%	1%	(17)%
Consolidated revenue	(4)%	1%	(5)%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the six months ended June 30, 2018:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Software	2%	2%	—%
Services	6%	3%	3%
Hardware	(10)%	2%	(12)%
Consolidated revenue	(1)%	2%	(3)%

Revenue

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, revenue decreased 4% due to a decrease in Hardware revenue partially offset by an increase in Software and Services revenue. Foreign currency fluctuations favorably impacted the revenue comparison by 1%.

Software revenue increased 1% driven by growth in cloud, software maintenance, and professional services, partially offset by declines in software licenses. Services revenue increased 4% due to growth in both hardware maintenance and managed and implementation services. Hardware revenue decreased 16% due to declines in Automated Teller Machine (ATM) and Point-of-Sale (POS) revenue, partially offset by an increase in Self-Checkout (SCO) revenue.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, revenue decreased 1% due to a decrease in Hardware revenue partially offset by an increase in Software and Services revenue. Foreign currency fluctuations favorably impacted the revenue comparison by 2%.

Software revenue increased 2% driven by growth in cloud, software maintenance, and professional services, partially offset by declines in software licenses. Services revenue increased 6% due to growth in both hardware maintenance and managed and implementation services. Hardware revenue decreased 10% due to declines in ATM and SCO revenue, and to a lesser extent in POS revenue.

The changes to segment revenue and the drivers thereof are discussed in further detail under "Revenue and Operating Income by Segment" below.

Gross Margin

Gross margin as a percentage of revenue in the three months ended June 30, 2018 was 26.2% compared to 28.9%, in the three months ended June 30, 2017. Gross margin in the three months ended June 30, 2018 included $41 million of costs related to restructuring and transformation initiatives. Excluding this item, gross margin as a percentage of revenue decreased slightly.

Gross margin as a percentage of revenue in the six months ended June 30, 2018 was 26.9% compared to 28.4% in the six months ended June 30, 2017. Gross margin in the six months ended June 30, 2018 included $45 million of costs related to restructuring and transformation initiatives. Excluding this item, gross margin as a percentage of revenue decreased slightly.

In the three and six months ended June 30, 2018, gross margin as a percentage of revenue expanded in our Services segment, which reflects the results of our strategic focus on business process improvement initiatives and a mix shift towards higher value managed services. The Services gross margin rate expansion was offset by a decline in our Software and Hardware segments. The decline in Software gross margin rate was primarily due to lower software license revenue partially offset by margin expansion in cloud and software maintenance. The decline in Hardware gross margin rate was due to lower volume and an unfavorable product mix.

Operating Expenses

Selling, general and administrative expenses were $261 million, or 17.0% as a percentage of revenue, in the three months ended June 30, 2018 as compared to $228 million, or 14.3% as a percentage of revenue, in the three months ended June 30, 2017. Selling, general and administrative expenses in the three months ended June 30, 2018 included $16 million of acquisition-related amortization of intangibles, $22 million of costs related to restructuring and transformation initiatives and $1 million of acquisition-related costs. Selling, general, and administrative expenses in the three months ended June 30, 2017 included $16 million of acquisition-related amortization of intangibles, $3 million of costs related to our transformation initiatives and $1 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses increased from 13.1% of revenue in the three months ended June 30, 2017 to 14.4% of revenue in the three months ended June 30, 2018. The increase in selling, general and administrative expenses was due to continued investment in the business.

Selling, general and administrative expenses were $506 million, or 16.6% as a percentage of revenue, in the six months ended June 30, 2018 as compared to $458 million, or 14.9% as a percentage of revenue, in the six months ended June 30, 2017. Selling, general and administrative expenses in the six months ended June 30, 2018 included $32 million of acquisition-related amortization of intangibles, $32 million of costs related to restructuring and transformation initiatives, and $1 million of acquisition related costs. Selling, general, and administrative expenses in the six months ended June 30, 2017 included $32 million of acquisition-related amortization of intangibles, $7 million of costs related to our transformation initiative and $2 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses increased from 13.6% of revenue in the six months ended June 30, 2017 to 14.4% of revenue in the six months ended June 30, 2018 due to continued investment in the business.

Research and development expenses were $65 million, or 4.2% as a percentage of revenue, in the three months ended June 30, 2018 as compared to $58 million, or 3.6% as a percentage of revenue, in the three months ended June 30, 2017. Research and development expenses in the three months ended June 30, 2018 and June 30, 2017 included $3 million and $1 million, respectively, of costs related to our restructuring and transformation initiatives. Excluding these costs, research and development expenses as a percentage of revenue decreased slightly from 3.6% in the three months ended June 30, 2017 to 4.0% in the three months ended June 30, 2018.

Research and development expenses were $131 million, or 4.3% as a percentage of revenue, in the six months ended June 30, 2018 as compared to $125 million, or 4.1% as a percentage of revenue, in the six months ended June 30, 2017. Research and development expenses in the six months ended June 30, 2018 and 2017 included $5 million and $4 million, respectively, of costs related to our restructuring and transformation initiatives. Excluding these costs, research and development expenses as a percentage of revenue decreased slightly from 3.9% in the six months ended June 30, 2017 to 4.1% in the six months ended June 30, 2018.

Asset impairment charges were $183 million in the three and six months ended June 30, 2018, which included a $146 million impairment of goodwill assigned to the Hardware reporting unit and a $37 million impairment charge related to long-lived assets held and used in our Hardware operations. Refer to Note 4. Goodwill and Long-Lived Assets of the Notes to Condensed Consolidated Financial Statements for additional discussion.

Interest and Other Expense Items

Interest expense was $41 million in the three months ended June 30, 2018 compared to $41 million in the three months ended June 30, 2017.

Interest expense was $82 million in the six months ended June 30, 2018 compared to $80 million in the six months ended June 30, 2017.

Other expense, net was $9 million in the three months ended June 30, 2018 compared to $4 million in the three months ended June 30, 2017. Other expense, net in the three months ended June 30, 2018 and 2017 included $7 million and $6 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Other expense, net was $14 million in the six months ended June 30, 2018 compared to $9 million in the six months ended June 30, 2017. Other expense, net in the six months ended June 30, 2018 and June 30, 2017 included $13 million and $10 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax benefit was $12 million for the three months ended June 30, 2018 compared to income tax expense of $33 million for the three months ended June 30, 2017. The decrease was driven by lower income before taxes, the impacts of U.S. Tax Reform and an increase in discrete benefits in the three months ended June 30, 2018. The increase in discrete benefits was primarily driven by favorable audit settlements in international jurisdictions.

Income tax benefit was $5 million for the six months ended June 30, 2018 compared to income tax expense of $47 million for the six months ended June 30, 2017. The decrease in income tax expense was driven by lower income before taxes, the impacts of U.S. Tax Reform and an increase in discrete benefits in the six months ended June 30, 2018. The increase in discrete benefits was primarily driven by favorable audit settlements in international jurisdictions, partially offset by the decrease of favorable excess tax benefits of share-based compensation awards.
The Company reviewed our United Kingdom net deferred tax assets for recoverability based on the evaluation of positive and negative evidence. A full valuation allowance against net deferred tax assets will be maintained until sufficient positive evidence exists to reduce or eliminate the valuation allowance. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. As of June 30, 2018, the Company continued to maintain a full valuation allowance against the United Kingdom net deferred tax assets due to insufficient positive evidence and the uncertainty regarding anticipated future earnings at certain subsidiaries in the United Kingdom.
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

Income (Loss) from Discontinued Operations

In the three months ended June 30, 2018, loss from discontinued operations was $2 million, net of tax, due to audit settlements partially related to Teradata. In the three months ended June 30, 2017, income from discontinued operations was $5 million due to an insurance settlement received related to environmental matters.

In the six months ended June 30, 2018 loss from discontinued operations was $37 million, net of tax, due to a ruling on the Kalamazoo environmental matter as well as audit settlements partially related to Teradata. In the six months ended June 30, 2017, income from discontinued operations was $5 million due to an insurance settlement received related to environmental matters.

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

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue.

Software Segment

The following table shows the Software segment revenue and operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2018	2017	2018	2017
Revenue	$470	$464	$930	$916
Operating income	$115	$127	$224	$251
Operating income as a percentage of revenue	24.5%	27.4%	24.1%	27.4%

In the three months ended June 30, 2018 compared to the three months ended June 30, 2017, Software revenue increased 1%, driven by growth in cloud revenue of 7%, software maintenance revenue of 2% and professional services revenue of 2%, partially offset by declines in software license revenue of 12%. Cloud revenue growth was due to the impact from prior period bookings. Professional services revenue growth was due to demand for the Company's channel transformation and digital enablement solutions. Software maintenance revenue growth was due to software license sales from prior periods. Software license revenue declined due to lower hardware sales and unattached software licenses. Foreign currency fluctuations had a favorable impact of 1% on the revenue comparison.

In the six months ended June 30, 2018 compared to the six months ended June 30, 2017, Software revenue increased 2%, driven by growth in cloud revenue of 8%, professional services revenue of 5%, and software maintenance revenue of 1%, partially offset by declines in software license revenue of 15%. Cloud revenue growth was due to the impact from prior period bookings. Professional services revenue growth was due to demand for the Company's channel transformation and digital enablement solutions. Software maintenance revenue growth was due to software license sales from prior periods. Software license revenue declined due to lower hardware sales and unattached software licenses. Foreign currency fluctuations had a favorable impact of 2% on the revenue comparison.

Operating income decreased in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. The decrease in operating income was driven by lower software license revenue partially offset by margin expansion in cloud and software maintenance.

Services Segment

The following table shows the Services segment revenue and operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2018	2017	2018	2017
Revenue	$610	$588	$1,211	$1,145
Operating income	$77	$74	$139	$118
Operating income as a percentage of revenue	12.6%	12.6%	11.5%	10.3%

In the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, Services revenue increased 4% and 6%, driven by growth in hardware maintenance revenue as a result of improving trends for the Company's channel transformation solutions, combined with increased managed and implementation services revenue. In the three and six months ended June 30, 2018 foreign currency fluctuations had an favorable impact on the revenue comparison of 1% and 3%, respectively.

Operating income increased in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily due to higher revenue, business process improvement initiatives and a mix shift of higher value services.

Hardware Segment

The following table shows the Hardware segment revenue and operating loss for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2018	2017	2018	2017
Revenue	$457	$541	$913	$1,010
Operating (loss) income	$(27)	$11	$(50)	$1
Operating (loss) income as a percentage of revenue	(5.9)%	2.0%	(5.5)%	0.1%

In the three months ended June 30, 2018 compared to the three months ended June 30, 2017, Hardware revenue decreased 16% due to declines in ATM revenue of 21% and POS revenue of 16% partially offset by an increase in SCO revenue of 3%. ATM revenue declined primarily due to supply chain delays related to new product introductions. POS revenue declined due to the timing of customer projects for store transformation solutions. SCO revenue increased due to the timing of customer projects compared to the prior year period. Foreign currency fluctuations had a favorable impact on the revenue comparison of 1%.

In the six months ended June 30, 2018 compared to the six months ended June 30, 2017, Hardware revenue decreased 10% due to declines in ATM revenue of 14%, SCO revenue of 11% and POS revenue of 1%. ATM revenue declined due to lower volume as well as supply chain delays related to new product introductions. SCO revenue decreased due to timing of customer projects compared to the prior year period. POS revenue decline due to the timing of customer projects for store transformation solutions. Foreign currency fluctuations had a favorable impact on the revenue comparison of 2%.

Operating loss increased in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 driven by lower revenue and an unfavorable product mix.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $95 million in the six months ended June 30, 2018 compared to cash provided by operating activities of $134 million in the six months ended June 30, 2017. The decrease in cash provided by operating activities was due to the timing of working capital needs.

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
The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the six months ended June 30:

	Six months ended June 30
In millions	2018	2017
Net cash provided by operating activities	$95	$134
Expenditures for property, plant and equipment	(70)	(43)
Additions to capitalized software	(86)	(84)
Net cash used in discontinued operations	(11)	(5)
Free cash (outflow) flow (non-GAAP)	$(72)	$2

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

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock and borrowings and repayments of credit facilities and notes. During the six months ended June 30, 2018 and 2017, we repurchased a total of $210 million and $350 million, respectively, of our common stock. During the six months ended June 30, 2018 and 2017, proceeds from employee stock plans were $11 million and $8 million, respectively. During the six months ended June 30, 2018 and 2017, we paid $29 million and $24 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings As of June 30, 2018, our senior secured credit facility consisted of a term loan facility with an aggregate outstanding principal balance of $776 million, and a revolving credit facility in an aggregate principal amount of $1.1 billion, of which $50 million was outstanding. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2018, there were no letters of credit outstanding. As of December 31, 2017, the outstanding principal balance of the term loan facility was $810 million and the outstanding balance on the revolving facility was zero.

As of June 30, 2018 and December 31, 2017, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due in 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due in 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of June 30, 2018 and December 31, 2017, the Company had $100 million and zero, respectively, outstanding under the facility.

Employee Benefit Plans In 2018, we expect to make contributions of $30 million to our international pension plans, $60 million to our postemployment plan and $2 million to our postretirement plan. For additional information, refer to Note 8. Employee Benefit Plans of the Notes to the Condensed Consolidated Financial Statements.

Transformation and Restructuring Initiatives We continue to evaluate and implement programs to prioritize driving margin improvement. In Services, our Mission One performance and profit improvement program is focused on transforming NCR's service margin profile through: i) productivity and efficiency improvements; ii) remote diagnostics and repair; iii) product life cycle management and iv) a higher mix of managed services. In Hardware, we are streamlining our manufacturing operations to help us reduce our exposure to variable hardware demand as well as increase global utilization rates and optimize our supply chain network. In addition to these initiatives, we are also in the process of transforming our organizational design, resources and software product portfolio. As we finalize and execute on these initiatives, NCR expects to incur a related pre-tax charge over the next two years in the range of approximately $200 million to $250 million, with $100 million to $150 million in 2018, that will be included in income from operations. The cash impact of these transformation initiatives is expected to be approximately $150 million to $200 million over the next two years, with $100 million in 2018. We plan to achieve run-rate savings of approximately $150 million per year by 2020. In the six months ended June 30, 2018, we incurred a $82 million pre-tax charge and $36 million of cash payments.

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended June 30, 2018 and 2017, the Company paid dividends-in-kind of $12 million and $11 million, respectively, associated with the Series A Convertible Preferred Stock. During the six months ended June 30, 2018 and 2017, the Company paid dividends-in-kind of $23 million, respectively, associated with the Series A Convertible Preferred Stock. As of June 30, 2018 and December 31, 2017, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three and six months ended June 30, 2018 or 2017.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

As of June 30, 2018 and December 31, 2017, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 28.2 million and 27.5 million, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at June 30, 2018 and December 31, 2017 were $336 million and $442 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of June 30, 2018, our cash and cash equivalents totaled $343 million and our total debt was $3.13 billion. As of June 30, 2018, our borrowing capacity under the revolving credit facility was approximately $1.1 billion, and under our trade receivables securitization facility was $100 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2017 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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
Management reassessed the critical accounting policies as disclosed in our 2017 Form 10-K and determined that, other than the change in accounting for revenue recognition, there were no changes to our critical accounting policies or our estimates associated with those policies in the six months ended June 30, 2018.  See discussion in Note 2. Accounting Policies related to Revenue with Contracts with Customers of the Notes to Condensed Consolidated Financial Statements for new revenue recognition related accounting policies.

New Accounting Pronouncements
See discussion in Note 1. Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “believe,” “will,” “should,” “would,” “could” and words of similar meaning. Statements that describe or relate to NCR’s plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: the strength of demand for ATMs and other financial services hardware and its effect on the results of our businesses and reportable segments; our ability to generate accurate forecasts of product demand and to engage third-party suppliers appropriately to meet that demand, including the on-boarding of new or additional suppliers; domestic and global economic and credit conditions including, in particular, those resulting from uncertainty in the "BRIC" economies, economic sanctions against Russia, the determination by Britain to exit the European Union, the potential for changes to global or regional trade agreements or the imposition of protectionist trade policies, and the imposition of import or export tariffs or border adjustments; the impact of our indebtedness and its terms on our financial and operating activities; the impact of the terms of our strategic relationship with Blackstone and our Series A Convertible Preferred Stock; the transformation of our business model and our ability to sell higher-margin software and services; the possibility of disruptions in or problems with our data center hosting facilities; cybersecurity risks and compliance with data privacy and protection requirements; our ability to successfully introduce new solutions and compete in the information technology industry; our ability to improve execution in our sales and services organizations; defects or errors in our products; manufacturing disruptions, including those caused by or related to outsourced manufacturing; collectability difficulties in subcontracting relationships in Emerging Industries; the historical seasonality of our sales; foreign currency fluctuations; the availability and success of acquisitions, divestitures and alliances; our pension strategy and underfunded pension obligation; the success of our restructuring plans and cost reduction initiatives, including those in our Hardware segment; tax rates; reliance on third party suppliers; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; uncertainties or delays associated with the transition of key business leaders; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company's filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $12 million as of June 30, 2018 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was weaker in the second quarter of 2018 compared to the second quarter of 2017 based on comparable weighted averages for our functional currencies. This had an 1% impact on second quarter 2018 revenue versus second quarter 2017 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 70% of our borrowings were on a fixed rate basis as of June 30, 2018. The increase in pre-tax interest expense for the six months ended June 30, 2018 from a hypothetical 100 basis point increase in variable interest rates would be approximately $5 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2018, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2018, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we do not retain key employees, or attract quality new and replacement employees, we may not be able to meet our business objectives. Our employees are vital to our success, including the successful transformation of the Company into a software and solutions driven business. Therefore, our ability to retain our key business leaders and our highly skilled software development, technical, sales, consulting and other key personnel, including key personnel of acquired businesses, is critical. These key employees may decide to leave NCR for other opportunities, or may be unavailable for health or other reasons. In addition, as our business model evolves, we may need to attract employees with different skill sets, experience and attributes to support that evolution. If we are unable to retain our key personnel, or we are unable to attract highly qualified new and replacement employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be negatively impacted. In addition, a failure to ensure the effective and timely transfer of knowledge and a smooth transition of key employees, including our Chief Executive Officer and Chief Financial Officer, could hinder business continuity, personnel retention and operational execution, which, among other things, could have a negative impact on our productivity and business and operating results. Uncertainties or delays associated with the transition of key business leaders could also cause fluctuation in our stock price.

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

On March 12, 2017, the Board approved a second share repurchase program that provides for the repurchase of up to $300 million of the Company’s common stock. On July 25, 2018, the Board authorized an incremental $200 million of share repurchases under this program.

As of June 30, 2018, $90 million was available for repurchases under the March 2017 program, and approximately $272 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

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

Recent Repurchases

The following table provides information relating to the Company’s repurchases of common stock for the three months ended June 30, 2018, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Time Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Current Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Programs (1)
April 1 through April 30, 2018	448,910	$31.41	448,910	$352,783,463
May 1 through May 31, 2018	1,028,837	$30.06	1,028,837	$321,853,547
June 1 through June 30, 2018	—	N/A	—	$362,436,244
Second quarter total	1,477,747	$30.47	1,477,747

(1) The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended June 30, 2018, 591,053 shares were purchased at an average price of $30.81 per share.

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

10.1	Master Manufacturing Agreement, dated April 23, 2018, by and between Jabil Inc. and NCR Corporation.

10.2	Master Hardware Supply Agreement, dated June 28, 2018, between Universal Global Scientific Industrial Co., Ltd. and NCR Corporation.

10.3	Form of 2018 Director Restricted Stock Unit Grant Statement under the NCR Corporation 2017 Stock Incentive Plan.

10.4	Employment Agreement, dated April 27, 2018, between Michael Hayford and NCR Corporation.

10.5	Employment Agreement, dated April 27, 2018, between Frank Martire and NCR Corporation.

10.6	Letter Agreement, dated April 30, 2018 between William R. Nuti and NCR Corporation.

10.7	Letter Agreement, dated May 2, 2018, between Paul E. Langenbahn and NCR Corporation.

10.8	Letter Agreement, dated March 19, 2018, between Mark D. Benjamin and NCR Corporation.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	August 3, 2018	By:	/s/ Robert Fishman
Robert Fishman Executive Vice President and Chief Financial Officer