Form 10-Q
period 2018-09-30
NCR CORP
filed 2018-11-02
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
Commission File Number 001-00395
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of October 19, 2018, there were approximately 118.2 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Product revenue	$534	$657	$1,585	$1,829
Service revenue	1,016	1,006	3,019	2,905
Total revenue	1,550	1,663	4,604	4,734
Cost of products	473	528	1,344	1,430
Cost of services	667	663	2,027	1,959
Selling, general and administrative expenses	226	220	732	678
Research and development expenses	59	53	190	178
Asset impairment charges	—	—	183	—
Total operating expenses	1,425	1,464	4,476	4,245
Income from operations	125	199	128	489
Interest expense	(43)	(42)	(125)	(122)
Other (expense), net	(10)	(7)	(24)	(16)
Income (loss) from continuing operations before income taxes	72	150	(21)	351
Income tax (benefit) expense	(15)	31	(20)	78
Income (loss) from continuing operations	87	119	(1)	273
(Loss) income from discontinued operations, net of tax	(1)	—	(38)	5
Net income (loss)	86	119	(39)	278
Net income attributable to noncontrolling interests	2	1	2	1
Net (loss) income attributable to NCR	$84	$118	$(41)	$277
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$85	$118	$(3)	$272
Series A convertible preferred stock dividends	(12)	(12)	(36)	(36)
Deemed dividend on modification of Series A convertible preferred stock	—	—	—	(4)
Deemed dividend on Series A convertible preferred stock related to redemption	—	—	—	(58)
Income (loss) from continuing operations attributable to NCR common stockholders	73	106	(39)	174
(Loss) income from discontinued operations, net of tax	(1)	—	(38)	5
Net income (loss) attributable to NCR common stockholders	$72	$106	$(77)	$179
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.62	$0.87	$(0.33)	$1.43
Diluted	$0.57	$0.77	$(0.33)	$1.37
Net income (loss) per common share
Basic	$0.61	$0.87	$(0.65)	$1.47
Diluted	$0.56	$0.77	$(0.65)	$1.41
Weighted average common shares outstanding
Basic	118.0	121.5	118.4	121.9
Diluted	149.3	153.1	118.4	126.9
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Net income (loss)	$86	$119	$(39)	$278
Other comprehensive (loss) income:
Currency translation adjustments
Currency translation (losses) gains	(13)	6	(43)	35
Derivatives
Unrealized gains (losses) on derivatives	1	(5)	5	(15)
(Losses) gains on derivatives recognized during the period	(2)	1	(2)	(2)
Less income tax (benefit) provision	(1)	—	(1)	3
Employee benefit plans
Amortization of prior service benefit	(2)	(1)	(7)	(6)
Amortization of actuarial loss (benefit)	—	(1)	1	(2)
Less income tax provision	—	—	1	2
Other comprehensive (loss) income	(17)	—	(46)	15
Total comprehensive income (loss)	69	119	(85)	293
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income	2	1	2	1
Currency translation gains (losses)	1	(2)	(2)	(2)
Amounts attributable to noncontrolling interests	3	(1)	—	(1)
Comprehensive income (loss) attributable to NCR	$66	$120	$(85)	294
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$334	$537
Accounts receivable, net	1,309	1,270
Inventories	916	780
Other current assets	296	243
Total current assets	2,855	2,830
Property, plant and equipment, net	348	341
Goodwill	2,589	2,741
Intangibles, net	501	578
Prepaid pension cost	133	118
Deferred income taxes	488	460
Other assets	591	586
Total assets	$7,505	$7,654
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$246	$52
Accounts payable	804	762
Payroll and benefits liabilities	225	219
Contract liabilities	427	458
Other current liabilities	302	398
Total current liabilities	2,004	1,889
Long-term debt	2,881	2,939
Pension and indemnity plan liabilities	803	798
Postretirement and postemployment benefits liabilities	130	133
Income tax accruals	118	148
Other liabilities	261	200
Total liabilities	6,197	6,107
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	14	15
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.9 and 0.8 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; redemption amount and liquidation preference of $859 and $825 as of September 30, 2018 and December 31, 2017, respectively	846	810
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 118.0 and 122.0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Paid-in capital	19	60
Retained earnings	666	857
Accumulated other comprehensive loss	(242)	(199)
Total NCR stockholders’ equity	444	719
Noncontrolling interests in subsidiaries	4	3
Total stockholders’ equity	448	722
Total liabilities and stockholders’ equity	$7,505	$7,654
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2018	2017
Operating activities
Net (loss) income	$(39)	$278
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income (loss) from discontinued operations	38	(5)
Depreciation and amortization	249	263
Stock-based compensation expense	55	60
Deferred income taxes	(15)	19
Gain on sale of property, plant and equipment	(2)	(2)
Impairment of goodwill and long-lived assets	193	1
Changes in assets and liabilities:
Receivables	(102)	(107)
Inventories	(182)	(120)
Current payables and accrued expenses	31	(132)
Contract liabilities	(36)	20
Employee benefit plans	(18)	(13)
Other assets and liabilities	(9)	8
Net cash provided by operating activities	163	270
Investing activities
Expenditures for property, plant and equipment	(104)	(81)
Proceeds from sale of property, plant and equipment	3	6
Additions to capitalized software	(130)	(125)
Other investing activities, net	(4)	—
Net cash used in investing activities	(235)	(200)
Financing activities
Short term borrowings, net	7	10
Payments on term credit facilities	(51)	(37)
Payments on revolving credit facilities	(1,433)	(1,110)
Borrowings on revolving credit facilities	1,608	1,335
Repurchases of Company common stock	(210)	(350)
Proceeds from employee stock plans	16	11
Tax withholding payments on behalf of employees	(30)	(24)
Other financing activities	—	(1)
Net cash used in financing activities	(93)	(166)
Cash flows from discontinued operations
Net cash used in operating activities	(23)	(14)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	16
Decrease in cash, cash equivalents, and restricted cash	(200)	(94)
Cash, cash equivalents and restricted cash at beginning of period	543	507
Cash, cash equivalents and restricted cash at end of period	$343	$413

in millions	September 30
	2018	2017
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows
Cash and cash equivalents	$334	$405
Restricted cash included in Other assets	9	8
Total cash, cash equivalents and restricted cash	$343	$413
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

Planned Acquisition of JetPay Corporation On October 19, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetPay Corporation (“JetPay”), a provider of end-to-end payment processing and human capital management solutions, pursuant to which NCR agreed to purchase all of the outstanding shares of common stock of JetPay through a cash tender offer at a price per share of $5.05 for a total value of approximately $184 million.

NCR plans to finance the acquisition through existing cash and existing capacity under its revolving credit facility. The transaction has been approved by the Board of Directors of each company. The transaction, which is subject to approval by regulatory authorities and other customary closing conditions, is currently expected to close by the end of the fourth quarter of 2018. However, it is possible that factors outside of our control could require us to complete the transaction at a later time or not at all.

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

We recognized revenue related to Banco Bradesco SA (Bradesco), the parent of Scopus, totaling $18 million and $25 million during the three and nine months ended September 30, 2018, respectively, as compared to $37 million and $43 million during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, we had $12 million and $18 million, respectively, in receivables outstanding from Bradesco.

Recent Accounting Pronouncements

Issued

In February 2016, the Financial Accounting Standards Board (FASB) issued a new leasing standard that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective approach and NCR plans to apply the provisions of the new leasing standard at the effective date rather than at the beginning of the earliest period presented under the transition method provided. The standard also includes options to elect a number of practical expedients.  We plan on electing the

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and are evaluating the remaining practical expedients available under the guidance. As part of the adoption of the standard, we have selected and are in the process of implementing new lease accounting software. We are also in the process of identifying and designing appropriate changes to our business processes, systems and controls to support the new standard, and we are continuing to evaluate the impact of the standard on our consolidated financial statements and related disclosures. At this time the Company cannot estimate the quantitative impact of adopting the new standard, but it is expected to have a material effect to the total assets and total liabilities reported on the consolidated balance sheet, and is not expected to have a material effect to the consolidated statement of operations or the consolidated statement of cash flows.

In August 2018, the FASB issued an accounting standard update which require additional disclosures related to the weighted-average interest crediting rates for cash balance plans and an explanation for the reasons for significant gains and losses related to changes in the benefit obligation for the period. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a retrospective basis with early adoption permitted. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued an accounting standard update with new guidance on fair value measurement disclosure requirements which requires the disclosure of additions to and transfers into and out of Level 3 of the fair value hierarchy. The update also requires disclosure about the uncertainty in measurement as of the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued additional guidance for an accounting update that was issued in April 2015 related to accounting for implementation costs incurred in a cloud computing arrangement that is also a service contract. If a cloud computing arrangement also includes an internal-use software, an intangible asset is recognized and a liability is recognized for any payments related to the software license. However, if a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract and any fees associated with the service are expensed as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

In October 2018, the FASB issued an accounting standards update for hedge accounting guidance that was issued in August 2017 which we adopted during the first quarter of the this year. This guidance allows for the use of a broad Treasury repurchase agreement financing rate which is referred to as the Secured Overnight Financing Rate (SOFR) to be used as an additional benchmark rate for hedge accounting purposes. This guidance is effective for entities that have already adopted the amendments of the hedge accounting guidance referenced above for fiscal years beginning after December 15, 2018 on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. The adoption of this accounting standard update is not expected to have a material effect on our consolidated financial statements.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

In January 2017, the FASB issued an accounting standards update with new guidance intended to simplify the subsequent measurement of goodwill. The standards update eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019, which we early adopted as of January 1, 2018. Refer to Note 4. Goodwill and Long-Lived Assets for further discussion.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Estimated losses, if any, are recognized as soon as such losses become known.

The nature of our arrangements gives rise to several types of variable consideration including service level agreement credits, stock rotation rights, trade-in credits and volume-based rebates. At contract inception, we include this variable consideration in our transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method and a portfolio approach, based on historical experience, anticipated performance and our best judgment at the time. These estimates are reassessed at each reporting date. Because of our confidence in estimating these amounts, they are included in the transaction price of our contracts and the associated remaining performance obligations.

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

The following table presents the net contract asset and contract liability balances as of September 30, 2018 and January 1, 2018:

In millions	Location in the Condensed Consolidated Balance Sheet	September 30, 2018	January 1, 2018
Current portion of contract assets	Other current assets	$18	$28
Current portion of contract liabilities	Contract liabilities	$427	$458
Non-current portion of contract liabilities	Other liabilities	$95	$95

During the nine months ended September 30, 2018, the Company recognized $326 million in revenue that was included in contract liabilities as of January 1, 2018.

Deferred Commissions

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Our incremental costs of obtaining a contract, which consist of certain sales commissions, primarily for our SaaS revenue, are deferred and amortized on a straight-line basis over the period of expected benefit. We determined the period of expected benefit by taking into consideration customer contracts, the estimated life of the customer relationship, including renewals when the renewal commission is not commensurate with the initial commission, the expected life of the underlying technology and other factors. We classify deferred commissions as current or non-current based on the timing of when we expect to recognize the expense. The current and non-current portions of deferred commissions are included in other current assets and other assets, respectively, in the Condensed Consolidated Balance Sheet as of September 30, 2018. Amortization of deferred commissions is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018.

Set-up Fees and Costs

Fees for the design, configuration, implementation and installation related to the software applications that are provided as a service are recognized over the contract term, which is generally five years. The related costs incurred that are determined to be incremental and recoverable contract-specific costs are deferred and amortized over the period of benefit, which is generally seven years.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.5 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As such, the following table presents the results for the three and nine months ended September 30, 2018 under the previous guidance:

	Three months ended September 30, 2018
In millions, except per share amounts	Under Current Guidance	Adjustments	Under Previous Guidance
Condensed Consolidated Statement of Operations
Product revenue	$534	$(20)	$514
Cost of products	473	(12)	461
Income from operations	125	(8)	117
Income from continuing operations before income taxes	72	(8)	64
Income tax benefit	(15)	(3)	(18)
Income from continuing operations	87	(5)	82
Net income	86	(5)	81
Net income attributable to NCR	$84	$(5)	$79
Loss per common share from continuing operations
Basic	$0.62	$(0.04)	$0.58
Diluted	$0.57	$(0.03)	$0.54
Net loss per common share
Basic	$0.61	$(0.04)	$0.57
Diluted	$0.56	$(0.03)	$0.53

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Nine months ended September 30, 2018
In millions, except per share amounts	Under Current Guidance	Adjustments	Under Previous Guidance
Condensed Consolidated Statement of Operations
Product revenue	$1,585	$(30)	$1,555
Cost of products	1,344	(14)	1,330
Income (loss) from operations	128	(16)	112
Loss from continuing operations before income taxes	(21)	(16)	(37)
Income tax benefit	(20)	(5)	(25)
Loss from continuing operations	(1)	(11)	(12)
Net loss	(39)	(11)	(50)
Net loss attributable to NCR	$(41)	$(11)	$(52)
Loss per common share from continuing operations
Basic	$(0.33)	$(0.09)	$(0.42)
Diluted	$(0.33)	$(0.09)	$(0.42)
Net loss per common share
Basic	$(0.65)	$(0.09)	$(0.74)
Diluted	$(0.65)	$(0.09)	$(0.74)

The following table presents balances as of September 30, 2018 under the current and previous guidance:

In millions	Under Current Guidance	Adjustments	Under Previous Guidance
Condensed Consolidated Balance Sheet
Assets
Accounts receivable, net	$1,309	$13	$1,322
Other current assets	296	(7)	289
Total current assets	2,855	6	2,861
Deferred income taxes	488	6	494
Other assets	591	(27)	564
Total Assets	$7,505	$(15)	$7,490

Liabilities
Contract liabilities	$427	$1	$428
Other current liabilities	302	(2)	300
Total current liabilities	2,004	(1)	2,003
Total liabilities	6,197	(1)	6,196
Retained earnings	666	(14)	652
Total NCR stockholders’ equity	444	(14)	430
Total stockholders’ equity	448	(14)	434
Total liabilities and stockholders’ equity	$7,505	$(15)	$7,490

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

As a result, in the three months ended June 30, 2018 the Company recorded impairment charges of $21 million related to property, plant and equipment held and used in NCR's hardware reporting unit, $16 million related to purchased intangibles and $146 million for goodwill assigned to the Hardware reporting unit. These charges were recorded in the line item asset impairment charges in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2018.

The carrying amounts of goodwill by segment as of September 30, 2018 and December 31, 2017 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2017						September 30, 2018
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Software	$1,944	$(7)	$1,937	$—	$—	$(6)	$1,938	$(7)	$1,931
Services	658	—	658	—	—	—	658	—	658
Hardware	162	(16)	146	—	(146)	—	162	(162)	—
Total goodwill	$2,764	$(23)	$2,741	$—	$(146)	$(6)	$2,758	$(169)	$2,589

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

	Amortization Period (in Years)	September 30, 2018		December 31, 2017
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$659	$(205)	$659	$(170)
Intellectual property	2 - 8	397	(369)	410	(351)
Customer contracts	8	89	(85)	89	(81)
Tradenames	2 - 10	73	(58)	73	(51)
Total identifiable intangible assets		$1,218	$(717)	$1,231	$(653)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended September 30, 2018	Nine months ended September 30, 2018	Remainder of 2018 (estimated)
Amortization expense	$20	$64	$21

	For the years ended December 31 (estimated)
In millions	2019	2020	2021	2022	2023
Amortization expense	$76	$58	$50	$45	$43

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	September 30, 2018		December 31, 2017
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$62	3.92%	$51	3.21%
Trade Receivables Securitization Facility	175	3.11%	—
Other (2)	9	31.33%	1	3.71%
Total short-term borrowings	$246		$52
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$698	3.92%	$759	3.21%
Revolving credit facility	—		—
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Deferred financing fees	(19)		(23)
Other (2)	2	0.96%	3	1.62%
Total long-term debt	$2,881		$2,939

(1)	Interest rates are weighted-average interest rates as of September 30, 2018 and December 31, 2017.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(2)	Interest rates are weighted-average interest rates as of September 30, 2018 and December 31, 2017 primarily related to various international credit facilities.

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). As of September 30, 2018, the Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal amount outstanding of $760 million and a revolving credit facility with an aggregate principal amount of $1.1 billion, of which zero was outstanding. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2018, there were no letters of credit outstanding.

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

At September 30, 2018, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.10 to 1.00.

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $507 million and $491 million of outstanding accounts receivable as of September 30, 2018 and December 31, 2017, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of September 30, 2018 and December 31, 2017 was $3.15 billion and $3.07 billion, respectively.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax benefit was $15 million for the three months ended September 30, 2018 compared to income tax expense of $31 million for the three months ended September 30, 2017. The decrease in income tax expense was driven by lower income before taxes, tax method changes filed during the quarter that resulted in lower deferred tax assets subject to the downward rate remeasurement resulting from U.S. Tax Reform and an increase in discrete benefits in the three months ended September 30, 2018. The increase in discrete benefits was primarily driven by the impact of tax restructuring transactions.

In addition, during the three months ended September 30, 2018, the Company identified two out of period adjustments that net to $2 million of income tax benefit. The first adjustment was due to an error in the calculation of deferred tax liabilities associated with software capitalization resulting in $13 million of income tax benefit which should have been recorded in the fourth quarter of 2017 when deferred taxes were remeasured in connection with U.S. Tax Reform. The second adjustment was to write-off income tax assets related to expired foreign tax credits resulting in $11 million of income tax expense which should have been recorded between 2010 through 2017. The Company determined the impact of these errors was not material to the annual or interim financial statements of previous periods and the effect of correcting these errors was not material to the three and nine months ended September 30, 2018 and is not expected to be material to the 2018 annual financial statements.

Income tax benefit was $20 million for the nine months ended September 30, 2018 compared to income tax expense of $78 million for the nine months ended September 30, 2017. The decrease in income tax expense was driven by lower income before taxes, tax method changes filed during the quarter that resulted in lower deferred tax assets subject to the downward rate remeasurement resulting from U.S. Tax Reform and an increase in discrete benefits in the nine months ended September 30, 2018. The increase in discrete benefits was primarily driven by favorable audit settlements in international jurisdictions and the impact of tax restructuring transactions.

U.S. Tax Reform was enacted in December 2017. The SEC staff issued SAB 118 that allowed the Company to record provisional amounts for the impacts of the legislation, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment of the legislation. Pursuant to SAB 118, we had reverted to tax law that existed prior to U.S. Tax Reform on the realizability of deferred tax assets for foreign tax credit carryforwards and future repatriation of earnings from our foreign subsidiaries. As of September 30, 2018, the Company had not completed the accounting in its entirety for the tax effects of the legislation.
Due to the timing of the enactment and complexities in the tax legislation, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. The provisional expense related to the re-measurement of our net U.S. deferred tax assets to the 21% corporate income tax rate and the repatriation tax, net of related foreign tax credits. In the nine months ended September 30, 2018, the Company has made a $40 million reduction primarily related to the rate remeasurement provisional amount. As we continue to evaluate the impact of U.S. Tax Reform and interpret any additional guidance issued by the U.S. Treasury Department or other standard-setting bodies, we may adjust the provisional amounts. Completion of our accounting could lead to a material increase or decrease in our effective tax rate during 2018.
The Company engages in regular discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that during 2018 it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of September 30, 2018, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $50 million to $55 million in 2018.

7. STOCK COMPENSATION PLANS

As of September 30, 2018, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Restricted stock units	$13	$18	$50	$57
Stock options	1	—	2	—
Employee stock purchase plan	1	1	3	3
Stock-based compensation expense	15	19	55	60
Tax benefit	—	(9)	(7)	(21)
Total stock-based compensation expense (net of tax)	$15	$10	$48	$39

Stock-based compensation expense is recognized in the financial statements based upon grant date fair value. During the nine months ended September 30, 2018, the Company granted stock options and the weighted average fair value of option grants was estimated based on the below weighted average assumptions, which was $9.80 for the nine months ended September 30, 2018. During the nine months ended September 30, 2017 the Company did not grant any stock options.

Nine months ended September 30, 2018
Dividend yield	$—
Risk-free interest rate	2.50%
Expected volatility	34.88%
Expected holding period (years)	3.8

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

As of September 30, 2018, the total unrecognized compensation cost of $92 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.0 year. As of September 30, 2018, the total unrecognized compensation cost of $18 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.9 years.

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

For the three months ended September 30, 2018, employees purchased 0.2 million shares, at a discounted price of $25.59. For the three months ended September 30, 2017, employees purchased 0.2 million shares, at a discounted price of $34.57.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2018	2017	2018	2017	2018	2017
Net service cost	$—	$—	$2	$1	$2	$1
Interest cost	16	18	4	4	20	22
Expected return on plan assets	(10)	(14)	(9)	(9)	(19)	(23)
Amortization of prior service cost	—	—	1	1	1	1
Net periodic benefit cost (income)	$6	$4	$(2)	$(3)	$4	$1

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Components of net periodic benefit cost (income) of the pension plans for the nine months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2018	2017	2018	2017	2018	2017
Net service cost	$—	$—	$6	$5	$6	$5
Interest cost	46	54	15	14	61	68
Expected return on plan assets	(32)	(43)	(25)	(26)	(57)	(69)
Amortization of prior service cost	—	—	1	1	1	1
Net periodic benefit cost (income)	$14	$11	$(3)	$(6)	$11	$5

The benefit from the postretirement plan for the following periods were:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Interest cost	$—	$1	$—	$1
Amortization of:
Prior service benefit	(1)	(1)	(4)	(4)
Actuarial loss	—	—	1	1
Net postretirement benefit	$(1)	$—	$(3)	$(2)

The net cost of the postemployment plan for the following periods were:

	Three months ended September 30		Nine months ended September 30
In millions	2018	2017	2018	2017
Net service cost	$4	$7	$23	$26
Interest cost	—	1	2	2
Amortization of:
Prior service benefit	(2)	(1)	(4)	(3)
Actuarial gain	—	(1)	—	(3)
Net benefit cost	$2	$6	$21	$22

The components of pension, postretirement and postemployment expense (benefit), other than net service cost, are included in other (expense), net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 .

Employer Contributions

Pension For the three and nine months ended September 30, 2018, NCR contributed $4 million and $17 million, respectively, to its international pension plans. NCR anticipates contributing an additional $13 million to its international pension plans for a total of $30 million in 2018.

Postretirement For the three and nine months ended September 30, 2018, NCR contributed zero and $1 million, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $1 million to its U.S. postretirement plan for a total of $2 million in 2018.

Postemployment For the three and nine months ended September 30, 2018, NCR contributed $11 million and $29 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $31 million to its postemployment plans for a total of $60 million in 2018.

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

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R168 million, or approximately $41 million as of September 30, 2018, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, has filed an appeal in 2014. In December 2017, the Company prevailed in this appeal regarding substantially all of the disputed amounts. However, the Brazilian federal tax authority has further appealed this dispute to the next procedural level, so the dispute is ongoing. In further proceedings on this matter, an intermediate tribunal decided in NCR's favor in August 2018; a written opinion had not been issued as of September 30, 2018, but is expected soon. The Brazilian tax authorities will have the ability to appeal the decision. The Company estimated the aggregate risk related to this matter to be between zero to approximately $61 million as of September 30, 2018. Although the Company has not recorded an accrual, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements.
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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of September 30, 2018 and December 31, 2017, the receivable under the Funding Agreement was approximately $42 million and $38 million, respectively, and was included in other assets in the Condensed Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable in 2019 or later, likely after the remediation efforts related to the Fox River matter, described below, are complete. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of September 30, 2018, the gross reserve for the Fox River matter was approximately $19 million, compared to $36 million as of December 31, 2017. As of September 30, 2018, the net reserve for the Fox River matter was approximately $18 million, compared to $35 million as of December 31, 2017. The change in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of September 30, 2018 and December 31, 2017, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

amount from BAT. The Company will also have indemnity or reimbursement claims against AT&T and Nokia under the arrangement discussed above in connection with the Fox River matter after expenses have met a contractual threshold set out in the 1996 agreement referenced above in the Fox River discussion.
In light of the 2018 decision, the Company has increased its reserve for the Kalamazoo River matter to $46 million as of September 30, 2018; as many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time). The Company has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of NCR’s potential liability remains subject to many uncertainties, particularly inasmuch as the work to be performed will take place in the 2020s and 2030s. Under other assumptions or estimates for possible costs of remediation, which the Company does not at this point consider to be reasonably estimable or verifiable, it is possible that the charge the Company has taken to discontinued operations reflected in this paragraph could approximately double.
In July 2018 the Company appealed to the United States Court of Appeals for the Seventh Circuit both the 2013 court decision, which it believes is in conflict with a decision from the Fox River trial court as to Operable Unit 1 of that site and an affirmance of that decision from the Court of Appeals for the Sixth Circuit, and the 2018 court decision, on various legal grounds.
Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through September 30, 2018, NCR has received a combined gross total of approximately $202 million in settlements reached with its principal insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity costs. The Company does not anticipate the material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, owing to considerations under applicable Michigan law. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
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

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of September 30, 2018 and December 31, 2017, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

In millions	2018	2017
Warranty reserve liability
Beginning balance as of January 1	$26	$27
Accruals for warranties issued	27	29
Settlements (in cash or in kind)	(32)	(31)
Ending balance as of September 30	$21	$25

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

10. SERIES A CONVERTIBLE PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with The Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended September 30, 2018 and 2017, the Company paid dividends-in-kind of $11 million, respectively, associated with the Series A Convertible Preferred Stock. During the nine months ended September 30, 2018 and 2017, the Company paid dividends-in-kind of $34 million, respectively, associated with the Series A Convertible Preferred Stock. As of September 30, 2018 and December 31, 2017, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three and nine months ended September 30, 2018 or 2017.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

As of September 30, 2018 and December 31, 2017, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 28.6 million and 27.5 million shares, respectively.

11. STOCKHOLDER'S EQUITY

Changes in stockholders' equity in the nine months ended September 30, 2018 were as follows:

in millions	NCR Stockholders' Equity	Non-Redeemable Noncontrolling Interests in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2017	$719	$3	$722
Adoption of accounting standard updates	15	—	15
Balance at January 1, 2018	734	3	737
Net loss	(41)	1	(40)
Other comprehensive loss	(44)	—	(44)
Repurchases of Company common stock	(210)	—	(210)
Series A Convertible Preferred Stock dividends	(36)	—	(36)
Employee stock compensation expense	55	—	55
Tax witholdings related to vesting of stock based awards	(30)	—	(30)
Proceeds from employee stock plans	16	—	16
Balance at September 30, 2018	$444	$4	$448

During the nine months ended September 30, 2018, the Company repurchased 6.1 million shares of its common stock for $210 million. Upon repurchase, the shares were retired. Refer to Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further discussion of the adoption of accounting standard updates.

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

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Numerator
Income (loss) from continuing operations	$85	$118	$(3)	$272
Series A Convertible Preferred Stock dividends	(12)	(12)	(36)	(36)
Deemed dividend on modification of Series A Convertible Preferred Stock	—	—	—	(4)
Deemed dividend on Series A Convertible Preferred Stock redemption	—	—	—	(58)
Net income (loss) from continuing operations attributable to NCR common stockholders	73	106	(39)	174
(Loss) income from discontinued operations, net of tax	(1)	—	(38)	5
Net income (loss) attributable to NCR common stockholders	$72	$106	$(77)	$179

Denominator
Basic weighted average number of shares outstanding	118.0	121.5	118.4	121.9

Basic earnings (loss) per share:
From continuing operations	$0.62	$0.87	$(0.33)	$1.43
From discontinued operations	(0.01)	—	(0.32)	0.04
Total basic earnings (loss) per share	$0.61	$0.87	$(0.65)	$1.47

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Numerator
Income (loss) from continuing operations	$85	$118	$(3)	$272
Series A Convertible Preferred Stock dividends	—	—	(36)	(36)
Deemed dividend on modification of Series A Convertible Preferred Stock	—	—	—	(4)
Deemed dividend on Series A Convertible Preferred Stock redemption	—	—	—	(58)
Net income (loss) from continuing operations attributable to NCR common stockholders	85	118	(39)	174
(Loss) income from discontinued operations, net of tax	(1)	—	(38)	5
Net income (loss) attributable to NCR common stockholders	$84	$118	$(77)	$179

Basic weighted average number of shares outstanding	118.0	121.5	118.4	121.9
Dilutive effect of as-if converted Series A Convertible Preferred Stock	28.4	26.9	—	—
Dilutive effect of restricted stock units	2.9	4.7	—	5.0
Denominator	149.3	153.1	118.4	126.9

Diluted earnings (loss) per share:
From continuing operations	$0.57	$0.77	$(0.33)	$1.37
From discontinued operations	(0.01)	—	(0.32)	0.04
Total diluted earnings (loss) per share	$0.56	$0.77	$(0.65)	$1.41

For the three months ended September 30, 2018, it was more dilutive to assume the Series A Convertible Preferred Stock was converted to common stock and therefore weighted average outstanding shares of common stock were adjusted by the as-if converted Series A Convertible Preferred Stock and the diluted earnings per share was calculated excluding the quarterly dividend. Weighted average restricted stock units and stock options of 3.0 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the three months ended September 30, 2017, it was more dilutive to assume the Series A Convertible Preferred Stock was converted to common stock and therefore weighted average outstanding shares of common stock were adjusted by the as-if converted Series A Convertible Preferred Stock and the diluted earnings per share was calculated excluding the quarterly dividends. For the three months ended September 30, 2017, weighted average restricted stock units of 0.8 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the nine months ended September 30, 2018, shares related to the as-if converted Series A Convertible Preferred Stock were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted shares related to as-if converted Series A Convertible Preferred Stock excluded were 28.1 million. Weighted average restricted stock units of 6.7 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of September 30, 2018, the balance in AOCI related to foreign exchange derivative transactions was a gain of $1 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	September 30, 2018
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$80	$3	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$3			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$164	$1	Other current liabilities	$227	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$4			$1

	Fair Values of Derivative Instruments
	December 31, 2017
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$104	$—	Other current liabilities	$142	$1
Total derivatives designated as hedging instruments			$—			$1
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$101	$1	Other current liabilities	$292	$1
Total derivatives not designated as hedging instruments			1			1
Total derivatives			$1			$2

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2018	For the three months ended September 30, 2017	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2018	For the three months ended September 30, 2017
Foreign exchange contracts	$1	$(5)	Cost of products	$(2)	$1

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Foreign exchange contracts	$5	$(15)	Cost of products	$(2)	$(2)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended September 30		Nine months ended September 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2018	2017	2018	2017
Foreign exchange contracts	Other (expense), net	$(1)	$(1)	$(4)	$(3)
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2018, we did not have any significant concentration of credit risk related to financial instruments.

14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are set forth as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	September 30, 2018
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$25	$25	$—	$—
Foreign exchange contracts (2)	4	—	4	—
Total	$29	$25	$4	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

	December 31, 2017
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$90	$90	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Total	$91	$90	$1	$—
Liabilities:
Foreign exchange contracts (3)	2	—	2	—
Total	$2	$—	$2	$—

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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. Other than the impairment charges described in Note 4. Goodwill and Long-Lived Assets, no material impairment charges or non-recurring fair value adjustments were recorded during the three and nine months ended September 30, 2018 and 2017.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The following table presents revenue and operating income by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Revenue by segment
Software License	$80	$79	$218	$241
Software Maintenance	92	95	276	278
Cloud	158	149	468	436
Professional Services	150	153	448	437
Software	480	476	1,410	1,392

Services	616	609	1,827	1,754

ATM	237	273	612	709
SCO	60	79	236	276
POS	157	221	519	588
IPS	—	5	—	15
Hardware	454	578	1,367	1,588
Consolidated revenue	1,550	1,663	4,604	4,734
Operating income (loss) by segment
Software	127	148	351	399
Services	90	88	229	206
Hardware	(56)	(2)	(106)	(1)
Subtotal - segment operating income	161	234	474	604
Other adjustments (1)	36	35	346	115
Income from operations	$125	$199	$128	$489

(1)	The following table presents the other adjustments for NCR:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Transformation and restructuring costs	$16	$5	$98	$26
Asset impairment charges	—	—	183	—
Acquisition-related amortization of intangible assets	20	29	64	86
Acquisition-related costs	—	1	1	3
Total other adjustments	$36	$35	$346	$115

The following table presents revenue by geography for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Americas	$898	$989	$2,662	$2,751
Europe, Middle East and Africa (EMEA)	414	448	1,240	1,324
Asia Pacific (APJ)	238	226	702	659
Total revenue	$1,550	$1,663	$4,604	$4,734

The following table presents revenue from products and services for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Product revenue	$534	$657	$1,585	$1,829
Professional services and installation services revenue	276	278	803	766
Recurring revenue, including maintenance and cloud revenue	740	728	2,216	2,139
Total revenue	$1,550	$1,663	$4,604	$4,734

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2017	$(183)	$(15)	$(1)	$(199)
Impact of adoption of new accounting standard (1)	—	1	—	1
Other comprehensive income (loss) before reclassifications	(41)	—	—	(41)
Amounts reclassified from AOCI	—	(5)	2	(3)
Net current period other comprehensive (loss) income	(41)	(5)	2	(44)
Balance as of September 30, 2018	$(224)	$(19)	$1	$(242)

(1) See Note 1. Basis of Presentation and Summary of Significant Accounting Policies for further discussion on the adoption of a new accounting standard related to stranded tax affects in AOCI as a result of U.S. Tax Reform.

Reclassifications Out of AOCI

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the three months ended September 30, 2018
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Cost of services	—	(2)	—	(2)
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	1	—	1
Total before tax	$—	$(2)	$(2)	$(4)
Tax expense				—
Total reclassifications, net of tax				$(4)

	For the three months ended September 30, 2017
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$1	$1
Cost of services	—	(2)	—	(2)
Research and development expenses	(1)	1	—	—
Total before tax	$(1)	$(1)	$1	$(1)
Tax expense				—
Total reclassifications, net of tax				$(1)

	For the nine months ended September 30, 2018
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Cost of services	1	(5)	—	(4)
Selling, general and administrative expenses	—	(2)	—	(2)
Total before tax	$1	$(7)	$(2)	$(8)
Tax expense				1
Total reclassifications, net of tax				$(7)

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

As a result of the restructuring plan, the Company recorded a total charge of $9 million and $33 million in the three and nine months ended September 30, 2018, respectively. The Company expects that it may incur additional charges during 2018 related to this restructuring program. Such additional charges will be expensed as incurred. The restructuring program is scheduled to be completed by the end of 2019.

Severance and other employee related costs The Company recorded $2 million as a discrete benefit in accordance with ASC 712, Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable. The Company also recorded $2 million of employee related costs in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company made no severance-related payments under ASC 712 in the three and nine months ended September 30, 2018. The Company made $2 million and $3 million in severance-related payments under ASC 420 in the three and nine months ended September 30, 2018, respectively.

Inventory related charges The Company recorded $7 million and $24 million of inventory related charges for rationalizing its product portfolio and writing down inventory to be sold to third party suppliers to the lower cost or net realizable value in the three and nine months ended September 30, 2018, respectively.

Other exit costs The Company recorded $2 million and $4 million in the three and nine months ended September 30, 2018, respectively, for costs primarily related to moving inventory and fixed assets from the plant locations that will be closed. Of these costs, $2 million and $3 million, respectively, were included in selling, general and administrative expenses in the three and nine months ended September 30, 2018 and zero and $1 million were included in cost of products in the three and nine months ended September 30, 2018, respectively.

The results by segment, as disclosed in Note 15. Segment Information and Concentrations, exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. The following table summarizes the costs recorded in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Employers’ Accounting for Postemployment Benefits, and the remaining liabilities as of September 30, 2018, which are included in the Condensed Consolidated Balance Sheet in Other Current Liabilities.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	September 30, 2018
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$—
Cost recognized during the period	9
Utilization	(7)
Ending balance as of September 30	$2

18. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	September 30, 2018	December 31, 2017
Accounts receivable
Trade	$1,307	$1,270
Other	28	37
Accounts receivable, gross	1,335	1,307
Less: allowance for doubtful accounts	(26)	(37)
Total accounts receivable, net	$1,309	$1,270
The components of inventory are summarized as follows:

In millions	September 30, 2018	December 31, 2017
Inventories
Work in process and raw materials	$273	$185
Finished goods	261	190
Service parts	382	405
Total inventories	$916	$780

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

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended September 30, 2018

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$234	$7	$348	$(55)	$534
Service revenue	541	9	466	—	1,016
Total revenue	775	16	814	(55)	1,550
Cost of products	225	4	299	(55)	473
Cost of services	357	4	306	—	667
Selling, general and administrative expenses	132	1	93	—	226
Research and development expenses	40	—	19	—	59
Asset impairment charges	1	—	(1)	—	—
Total operating expenses	755	9	716	(55)	1,425
Income (loss) from operations	20	7	98	—	125
Interest expense	(42)	—	(4)	3	(43)
Other (expense) income, net	—	2	(9)	(3)	(10)
Income (loss) from continuing operations before income taxes	(22)	9	85	—	72
Income tax expense (benefit)	(80)	2	63	—	(15)
Income (loss) from continuing operations before earnings in subsidiaries	58	7	22	—	87
Equity in earnings of consolidated subsidiaries	26	38	—	(64)	—
Income (loss) from continuing operations	84	45	22	(64)	87
Income (loss) from discontinued operations, net of tax	—	—	(1)	—	(1)
Net income (loss)	$84	$45	$21	$(64)	$86
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$84	$45	$19	$(64)	$84
Total comprehensive income (loss)	66	40	5	(42)	69
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	3	—	3
Comprehensive income (loss) attributable to NCR common stockholders	$66	$40	$2	$(42)	$66

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended September 30, 2017

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$338	$13	$357	$(51)	$657
Service revenue	518	6	482	—	1,006
Total revenue	856	19	839	(51)	1,663
Cost of products	264	8	307	(51)	528
Cost of services	340	1	322	—	663
Selling, general and administrative expenses	110	1	109	—	220
Research and development expenses	43	—	10	—	53
Total operating expenses	757	10	748	(51)	1,464
Income (loss) from operations	99	9	91	—	199
Interest expense	(41)	—	(3)	2	(42)
Other (expense) income, net	(13)	1	7	(2)	(7)
Income (loss) from continuing operations before income taxes	45	10	95	—	150
Income tax expense (benefit)	14	1	16	—	31
Income (loss) from continuing operations before earnings in subsidiaries	31	9	79	—	119
Equity in earnings of consolidated subsidiaries	87	73	—	(160)	—
Income (loss) from continuing operations	118	82	79	(160)	119
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$118	$82	$79	$(160)	$119
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$118	$82	$78	$(160)	$118
Total comprehensive income (loss)	120	95	81	(177)	119
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to NCR common stockholders	$120	$95	$82	$(177)	$120

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the nine months ended September 30, 2018

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$769	$36	$936	$(156)	$1,585
Service revenue	1,577	25	1,417	—	3,019
Total revenue	2,346	61	2,353	(156)	4,604
Cost of products	690	15	795	(156)	1,344
Cost of services	1,053	10	964	—	2,027
Selling, general and administrative expenses	426	2	304	—	732
Research and development expenses	115	—	75	—	190
Asset impairment charges	166	—	17	—	183
Total operating expenses	2,450	27	2,155	(156)	4,476
Income (loss) from operations	(104)	34	198	—	128
Interest expense	(121)	—	(10)	6	(125)
Other (expense) income, net	(15)	4	(7)	(6)	(24)
Income (loss) from continuing operations before income taxes	(240)	38	181	—	(21)
Income tax expense (benefit)	(56)	6	30	—	(20)
Income (loss) from continuing operations before earnings in subsidiaries	(184)	32	151	—	(1)
Equity in earnings of consolidated subsidiaries	179	159	—	(338)	—
Income (loss) from continuing operations	(5)	191	151	(338)	(1)
Income (loss) from discontinued operations, net of tax	(36)	—	(2)	—	(38)
Net income (loss)	$(41)	$191	$149	$(338)	$(39)
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$(41)	$191	$147	$(338)	$(41)
Total comprehensive income (loss)	(85)	148	102	(250)	(85)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$(85)	$148	$102	$(250)	$(85)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the nine months ended September 30, 2017

In millions	Parent Issuer		Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$948		$66	$1,030	$(215)	$1,829
Service revenue	1,522		20	1,363	—	2,905
Total revenue	2,470		86	2,393	(215)	4,734
Cost of products	728		30	887	(215)	1,430
Cost of services	1,013		6	940	—	1,959
Selling, general and administrative expenses	373		3	302	—	678
Research and development expenses	115		—	63	—	178
Total operating expenses	2,229		39	2,192	(215)	4,245
Income (loss) from operations	241		47	201	—	489
Interest expense	(118)		—	(8)	4	(122)
Other (expense) income, net	(41)		—	29	(4)	(16)
Income (loss) from continuing operations before income taxes	82		47	222	—	351
Income tax expense (benefit)	23		19	36	—	78
Income (loss) from continuing operations before earnings in subsidiaries	59		28	186	—	273
Equity in earnings of consolidated subsidiaries	213		170	—	(383)	—
Income (loss) from continuing operations	272	—	198	186	(383)	273
Income (loss) from discontinued operations, net of tax	5		—	—	—	5
Net income (loss)	$277		$198	$186	$(383)	$278
Net income (loss) attributable to noncontrolling interests	—		—	1	—	1
Net income (loss) attributable to NCR	$277		$198	$185	$(383)	$277
Total comprehensive income (loss)	294		235	199	(435)	293
Less comprehensive income (loss) attributable to noncontrolling interests	—		—	(1)	—	(1)
Comprehensive income (loss) attributable to NCR common stockholders	$294		$235	$200	$(435)	$294

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
September 30, 2018

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$31	$5	$298	$—	$334
Accounts receivable, net	39	12	1,258	—	1,309
Inventories	326	6	584	—	916
Due from affiliates	639	2,077	386	(3,102)	—
Other current assets	130	45	160	(39)	296
Total current assets	1,165	2,145	2,686	(3,141)	2,855
Property, plant and equipment, net	244	1	103	—	348
Goodwill	2,081	—	508	—	2,589
Intangibles, net	438	—	63	—	501
Prepaid pension cost	—	—	133	—	133
Deferred income taxes	345	—	153	(10)	488
Investments in subsidiaries	3,177	2,806	—	(5,983)	—
Long-term intercompany notes receivable	31	1	36	(68)	—
Other assets	490	51	50	—	591
Total assets	$7,971	$5,004	$3,732	$(9,202)	$7,505

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$62	$—	$184	$—	$246
Accounts payable	357	3	444	—	804
Payroll and benefits liabilities	121	—	104	—	225
Contract liabilities	205	6	216	—	427
Due to affiliates	2,192	116	794	(3,102)	—
Other current liabilities	139	3	199	(39)	302
Total current liabilities	3,076	128	1,941	(3,141)	2,004
Long-term debt	2,879	—	2	—	2,881
Pension and indemnity plan liabilities	528	—	275	—	803
Postretirement and postemployment benefits liabilities	19	3	108	—	130
Income tax accruals	17	10	91	—	118
Due to affiliates	—	37	31	(68)	—
Other liabilities	162	16	93	(10)	261
Total liabilities	6,681	194	2,541	(3,219)	6,197
Redeemable noncontrolling interest	—	—	14	—	14
Series A convertible preferred stock	846	—	—	—	846
Stockholders’ equity
Total NCR stockholders’ equity	444	4,810	1,173	(5,983)	444
Noncontrolling interests in subsidiaries	—	—	4	—	4
Total stockholders’ equity	444	4,810	1,177	(5,983)	448
Total liabilities and stockholders’ equity	$7,971	$5,004	$3,732	$(9,202)	$7,505

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2018

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$226	$(151)	$102	$(14)	$163
Investing activities
Expenditures for property, plant and equipment	(85)	—	(19)	—	(104)
Proceeds from sale of property, plant and equipment	1	—	2	—	3
Additions to capitalized software	(111)	—	(19)	—	(130)
Proceeds from (payments of) intercompany notes	207	145	—	(352)	—
Other investing activities, net	(4)	—	—	—	(4)
Net cash provided by (used in) investing activities	8	145	(36)	(352)	(235)
Financing activities
Short term borrowings, net	(1)	—	8	—	7
Payments on term credit facilities	(51)	—	—	—	(51)
Payments on revolving credit facilities	(1,055)	—	(378)	—	(1,433)
Borrowings on revolving credit facilities	1,055	—	553	—	1,608
Repurchase of Company common stock	(210)				(210)
Proceeds from employee stock plans	16	—	—	—	16
Dividend distribution to consolidated subsidiaries	—	—	(14)	14	—
Borrowings (repayments) of intercompany notes	—	—	(352)	352	—
Tax withholding payments on behalf of employees	(30)	—	—	—	(30)
Net cash provided by (used in) financing activities	(276)	—	(183)	366	(93)
Cash flows from discontinued operations
Net cash used in operating activities	(23)	—	—	—	(23)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(12)	—	(12)
Increase (decrease) in cash, cash equivalents and restricted cash	(65)	(6)	(129)	—	(200)
Cash, cash equivalents and restricted cash at beginning of period	97	11	435	—	543
Cash, cash equivalents and restricted cash at end of period	$32	$5	$306	$—	$343

In millions	September 30, 2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$31	$5	$298	$—	$334
Restricted cash included in Other assets	1	—	8	—	9
Total cash, cash equivalents and restricted cash	$32	$5	$306	$—	$343

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2017

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$332	$(58)	$3	$(7)	$270
Investing activities
Expenditures for property, plant and equipment	(55)	—	(26)	—	(81)
Proceeds from sales of property, plant and equipment	—	—	6	—	6
Additions to capitalized software	(101)	—	(24)	—	(125)
Proceeds from (payments of) intercompany notes	182	55	—	(237)	—
Investments in equity affiliates	(2)	—	—	2	—
Other investing activities, net	(1)	—	1	—	—
Net cash provided by (used in) investing activities	23	55	(43)	(235)	(200)
Financing activities
Short term borrowings, net	—	—	10	—	10
Payments on term credit facilities	(34)	—	(3)	—	(37)
Payments on revolving credit facilities	(1,070)	—	(40)	—	(1,110)
Borrowings on revolving credit facilities	1,095	—	240	—	1,335
Repurchase of Company common stock	(350)	—	—	—	(350)
Proceeds from employee stock plans	11	—	—	—	11
Other financing activities	(1)	—	—	—	(1)
Equity contribution	—	—	2	(2)	—
Dividend distribution to consolidated subsidiaries	—	—	(7)	7	—
Borrowings (repayments) of intercompany notes	—	—	(237)	237	—
Tax withholding payments on behalf of employees	(24)	—	—	—	(24)
Net cash provided by (used in) financing activities	(373)	—	(35)	242	(166)
Cash flows from discontinued operations
Net cash used in operating activities	(14)	—	—	—	(14)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1	15	—	16
Increase (decrease) in cash, cash equivalents, and restricted cash	(32)	(2)	(60)	—	(94)
Cash, cash equivalents and restricted cash at beginning of period	67	12	428	—	507
Cash, cash equivalents and restricted cash at end of period	$35	$10	$368	$—	$413

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	September 30, 2017
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$35	$10	$360	$—	$405
Restricted cash included in Other assets	—	—	8	—	8
Total cash, cash equivalents and restricted cash	$35	$10	$368	$—	$413

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Overview
The following were the significant events for the third quarter of 2018, each of which is discussed more fully in later sections of this MD&A:

•	Revenue decreased approximately 7% from the prior year period and 5% excluding unfavorable foreign currency impacts;

•	Software revenue increased 1% from the prior year period, driven by cloud revenue growth of 6%, and operating margin declined 460 basis points from the prior year period;

•	Services revenue increased 1% and operating margin rate increased 20 basis points from the prior year period; and

•	Hardware revenue decreased 21% and operating margin rate declined significantly from the prior year period.

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

Consistent with the foregoing, we are implementing certain initiatives focused on realigning resources and optimizing our portfolio of software solutions, accelerating structural changes in our services business and streamlining our hardware operations, particularly in supply chain and manufacturing. In addition, we plan, in pursuing our strategy, to continue to manage our costs effectively, to selectively pursue acquisitions and divestitures that promote our strategy, and to selectively penetrate market adjacencies in single and emerging growth industry segments.

Potentially significant risks to the execution of our initiatives and achievement of our strategy include the strength of demand for automated teller machines and other financial services hardware and its effect on our businesses; our ability to generate accurate forecasts of product demand and to engage third-party suppliers and manufacturers appropriately to meet that demand, including the on-boarding of new or additional suppliers; domestic and global economic and credit conditions including, in particular, those resulting from the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial services and retail industries, new comprehensive U.S. tax legislation, modified or new global or regional trade agreements, the determination by the United Kingdom to exit the European Union, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices; our ability to transform our business model and to sell higher-margin software and services, including our ability to successfully streamline our hardware operations through manufacturing network redesign and use of outsourced manufacturing; the success of our restructuring plans and cost reduction initiatives; our ability to improve execution in our sales and services organizations; market acceptance of new solutions and competition in the information technology industry; cybersecurity risks and compliance with data privacy and protection requirements; disruptions in or problems with our data center hosting facilities; defects or errors in our products; the historical seasonality of our sales; tax rates and new U.S. tax legislation; uncertainties or delays associated with the transition of key business leaders and foreign currency fluctuations.

Results from Operations

Three and Nine months ended September 30, 2018 Compared to Three and Nine months ended September 30, 2017

The following table shows our results for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2018	2017	2018	2017
Revenue	$1,550	$1,663	$4,604	$4,734
Gross margin	$410	$472	$1,233	$1,345
Gross margin as a percentage of revenue	26.5%	28.4%	26.8%	28.4%
Operating expenses
Selling, general and administrative expenses	$226	$220	$732	$678
Research and development expenses	59	53	190	178
Asset impairment charges	—	—	183	—
Income from operations	$125	$199	$128	$489

The following table shows our revenue by geographic theater for the three months ended September 30:

In millions	2018	% of Total	2017	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$898	58%	$989	59%	(9)%	(8)%
Europe, Middle East and Africa (EMEA)	414	27%	448	27%	(8)%	(6)%
Asia Pacific (APJ)	238	15%	226	14%	5%	10%
Consolidated revenue	$1,550	100%	$1,663	100%	(7)%	(5)%

The following table shows our revenue by geographic theater for the nine months ended September 30:

In millions	2018	% of Total	2017	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$2,662	58%	$2,751	58%	(3)%	(3)%
Europe, Middle East and Africa (EMEA)	1,240	27%	1,324	28%	(6)%	(10)%
Asia Pacific (APJ)	702	15%	659	14%	7%	6%
Consolidated revenue	$4,604	100%	$4,734	100%	(3)%	(3)%

The following table shows our revenue by segment for the three months ended September 30:

In millions	2018	% of Total	2017	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Software	$480	31%	$476	29%	1%	2%
Services	616	40%	609	36%	1%	4%
Hardware	454	29%	578	35%	(21)%	(20)%
Consolidated revenue	$1,550	100%	$1,663	100%	(7)%	(5)%

The following table shows our revenue by segment for the nine months ended September 30:

In millions	2018	% of Total	2017	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Software	$1,410	30%	$1,392	29%	1%	1%
Services	1,827	40%	1,754	37%	4%	3%
Hardware	1,367	30%	1,588	34%	(14)%	(14)%
Consolidated revenue	$4,604	100%	$4,734	100%	(3)%	(3)%

(1) The tables above for the three and nine months ended ended September 30 are presented with period-over-period revenue growth or declines on a constant currency basis. Constant currency is a non-GAAP measure that excludes the effects of foreign currency fluctuations. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations is useful for assessing the underlying performance of our business, and our management uses revenue growth adjusted for constant currency to evaluate period-over-period operating performance. This non-GAAP measure should not be considered a substitute for, or superior to, period-over-period revenue growth under GAAP.
The following table provides a reconciliation of geographic theater revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended September 30, 2018:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	(9)%	(1)%	(8)%
EMEA	(8)%	(2)%	(6)%
APJ	5%	(5)%	10%
Consolidated revenue	(7)%	(2)%	(5)%

The following table provides a reconciliation of geographic theater revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the nine months ended September 30, 2018:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	(3)%	—%	(3)%
EMEA	(6)%	4%	(10)%
APJ	7%	1%	6%
Consolidated revenue	(3)%	—%	(3)%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended September 30, 2018:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Software	1%	(1)%	2%
Services	1%	(3)%	4%
Hardware	(21)%	(1)%	(20)%
Consolidated revenue	(7)%	(2)%	(5)%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the nine months ended September 30, 2018:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Software	1%	—%	1%
Services	4%	1%	3%
Hardware	(14)%	—%	(14)%
Consolidated revenue	(3)%	—%	(3)%

Revenue

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, revenue decreased 7% due to a decrease in Hardware revenue partially offset by an increase in Software and Services revenue. Foreign currency fluctuations unfavorably impacted the revenue comparison by 2%.

Software revenue increased 1% driven by growth in cloud and software license, partially offset by declines in software maintenance and professional services. Services revenue increased 1% due to growth in both hardware maintenance and managed and implementation services. Hardware revenue decreased 21% primarily due to declines in Point-of-Sale (POS), Automated Teller Machine (ATM), and Self-Checkout (SCO) revenue.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, revenue decreased 3% due to a decrease in Hardware revenue partially offset by an increase in Software and Services revenue. Foreign currency fluctuations had no impact on the revenue comparison.

Software revenue increased 1% driven by growth in cloud and professional services, partially offset by declines in software license and software maintenance. Services revenue increased 4% due to growth in both hardware maintenance and managed and implementation services. Hardware revenue decreased 14% due to declines in ATM, SCO and POS revenue.

The changes to segment revenue and the drivers thereof are discussed in further detail under "Revenue and Operating Income by Segment" below.

Gross Margin

Gross margin as a percentage of revenue in the three months ended September 30, 2018 was 26.5% compared to 28.4%, in the three months ended September 30, 2017. Gross margin in the three months ended September 30, 2018 included $9 million of costs related to restructuring and transformation initiatives and $6 million related to acquisition-related amortization of intangibles. Gross margin in the three months ended September 30, 2017 included of $1 million of costs related to transformation initiatives and $12 million related to acquisition-related amortization of intangibles. Excluding these items, gross margin as a percentage of revenue decreased from 29.2% to 27.4%.

Gross margin as a percentage of revenue in the nine months ended September 30, 2018 was 26.8% compared to 28.4% in the nine months ended September 30, 2017. Gross margin in the nine months ended September 30, 2018 included $54 million of costs related to restructuring and transformation initiatives and $18 million related to acquisition-related amortization of intangibles.

Gross margin in the nine months ended September 30, 2017 included $11 million of costs related to transformation initiatives and $37 million related to acquisition-related amortization of intangibles. Excluding these items, gross margin as a percentage of revenue decreased 29.4% to 28.3%.

In the three and nine months ended September 30, 2018, gross margin as a percentage of revenue expanded in our Services segment, which reflects the results of our strategic focus on business process improvement initiatives and a mix shift towards higher value managed services. The Services gross margin rate expansion was offset by a decline in our Software and Hardware segments. The decline in Software gross margin rate was primarily due to lower software license revenue partially offset by margin expansion in cloud. The decline in Hardware gross margin rate was due to increased costs associated with alleviating supply chain constraints.

Operating Expenses

Selling, general and administrative expenses were $226 million, or 14.6% as a percentage of revenue, in the three months ended September 30, 2018 as compared to $220 million, or 13.2% as a percentage of revenue, in the three months ended September 30, 2017. Selling, general and administrative expenses in the three months ended September 30, 2018 included $14 million of acquisition-related amortization of intangibles and $6 million of costs related to restructuring and transformation initiatives. Selling, general, and administrative expenses in the three months ended September 30, 2017 included $17 million of acquisition-related amortization of intangibles, $3 million of costs related to our transformation initiatives and $1 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses increased from 12.0% as a percentage of revenue in the three months ended September 30, 2017 to 13.3% as a percentage of revenue in the three months ended September 30, 2018 due to continued investment in the business.

Selling, general and administrative expenses were $732 million, or 15.9% as a percentage of revenue, in the nine months ended September 30, 2018 as compared to $678 million, or 14.3% as a percentage of revenue, in the nine months ended September 30, 2017. Selling, general and administrative expenses in the nine months ended September 30, 2018 included $46 million of acquisition-related amortization of intangibles, $38 million of costs related to restructuring and transformation initiatives, and $1 million of acquisition related costs. Selling, general, and administrative expenses in the nine months ended September 30, 2017 included $49 million of acquisition-related amortization of intangibles, $10 million of costs related to our transformation initiative and $3 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses increased from 13.0% as a percentage of revenue in the nine months ended September 30, 2017 to 14.1% as a percentage of revenue in the nine months ended September 30, 2018 due to continued investment in the business.

Research and development expenses were $59 million, or 3.8% as a percentage of revenue, in the three months ended September 30, 2018 as compared to $53 million, or 3.2% as a percentage of revenue, in the three months ended September 30, 2017. Research and development expenses in the three months ended September 30, 2018 and September 30, 2017 each included $1 million of costs related to our restructuring and transformation initiatives. Excluding these costs, research and development expenses as a percentage of revenue increased from 3.1% in the three months ended September 30, 2017 to 3.7% in the three months ended September 30, 2018.

Research and development expenses were $190 million, or 4.1% as a percentage of revenue, in the nine months ended September 30, 2018 as compared to $178 million, or 3.8% as a percentage of revenue, in the nine months ended September 30, 2017. Research and development expenses in the nine months ended September 30, 2018 and 2017 included $6 million and $5 million, respectively, of costs related to our restructuring and transformation initiatives. Excluding these costs, research and development expenses as a percentage of revenue increased from 3.7% in the nine months ended September 30, 2017 to 4.0% in the nine months ended September 30, 2018.

Asset impairment charges were $183 million in the nine months ended September 30, 2018, which included a $146 million impairment of goodwill assigned to the Hardware reporting unit and a $37 million impairment charge related to long-lived assets held and used in our Hardware operations. Refer to Note 4. Goodwill and Long-Lived Assets of the Notes to Condensed Consolidated Financial Statements for additional discussion.

Interest and Other Expense Items

Interest expense was $43 million in the three months ended September 30, 2018 compared to $42 million in the three months ended September 30, 2017.

Interest expense was $125 million in the nine months ended September 30, 2018 compared to $122 million in the nine months ended September 30, 2017.

Other expense, net was $10 million in the three months ended September 30, 2018 compared to $7 million in the three months ended September 30, 2017. Other expense, net in the three months ended September 30, 2018 and 2017 included $10 million and $9 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Other expense, net was $24 million in the nine months ended September 30, 2018 compared to $16 million in the nine months ended September 30, 2017. Other expense, net in the nine months ended September 30, 2018 and September 30, 2017 included $23 million and $19 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax benefit was $15 million for the three months ended September 30, 2018 compared to income tax expense of $31 million for the three months ended September 30, 2017. The decrease was driven by lower income before taxes, tax method changes filed during the quarter that resulted in lower deferred tax assets subject to the downward rate remeasurement resulting from U.S. Tax Reform and an increase in discrete benefits in the three months ended September 30, 2018. The increase in discrete benefits was primarily driven by the impact of tax restructuring transactions.

Income tax benefit was $20 million for the nine months ended September 30, 2018 compared to income tax expense of $78 million for the nine months ended September 30, 2017. The decrease in income tax expense was driven by lower income before taxes, tax method changes filed during the quarter that resulted in lower deferred tax assets subject to the downward rate remeasurement resulting from U.S. Tax Reform and an increase in discrete benefits in the nine months ended September 30, 2018. The increase in discrete benefits was primarily driven by favorable audit settlements in international jurisdictions and tax restructuring transactions.
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
Income (Loss) from Discontinued Operations

In the three months ended September 30, 2018, loss from discontinued operations was $1 million, net of tax, compared to zero the three months ended September 30, 2017. The increase in loss from discontinued operations was related to environmental matters.

In the nine months ended September 30, 2018 loss from discontinued operations was $38 million, net of tax, due to a ruling on the Kalamazoo environmental matter in the first quarter as well as audit settlements partially related to Teradata in the second quarter. In the nine months ended September 30, 2017, income from discontinued operations was $5 million due to an insurance settlement received related to an environmental matter.

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

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue.

Software Segment

The following table shows the Software segment revenue and operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2018	2017	2018	2017
Revenue	$480	$476	$1,410	$1,392
Operating income	$127	$148	$351	$399
Operating income as a percentage of revenue	26.5%	31.1%	24.9%	28.7%

In the three months ended September 30, 2018 compared to the three months ended September 30, 2017, Software revenue increased 1%, driven by growth in cloud revenue of 6% and software license revenue of 1%, partially offset by declines in software maintenance of 3% and professional services revenue of 2%. Cloud revenue growth was due to the impact from prior period bookings. Software license revenue increased due to higher unattached software licenses, partially offset by lower attached software license revenue due to declines in Hardware. Professional services revenue declined due to the timing of services performed compared to the prior year. Software maintenance revenue declined due to lower software license sales from prior periods. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

In the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, Software revenue increased 1%, driven by growth in cloud revenue of 7% and professional services revenue of 3%, partially offset by declines in software license revenue of 10% and software maintenance revenue of 1%. Cloud revenue growth was due to the impact from prior period bookings. Professional services revenue growth was due to demand for the Company's channel transformation and digital enablement solutions in the first half of 2018. Software license revenue declined due to lower hardware sales and lower unattached software license sales in the first half of 2018. Foreign currency fluctuations had no impact on the revenue comparison.

Operating income decreased in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in operating income was primarily driven by software license mix as well as higher employee related expenses.

Operating income decreased in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease in operating income was primarily driven by lower software license revenue, the software license mix as well as higher employee related expenses.

Services Segment

The following table shows the Services segment revenue and operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2018	2017	2018	2017
Revenue	$616	$609	$1,827	$1,754
Operating income	$90	$88	$229	$206
Operating income as a percentage of revenue	14.6%	14.4%	12.5%	11.7%

In the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, Services revenue increased 1% and 4%, respectively, driven by growth in hardware maintenance revenue and continued increases in managed and implementation services revenue. In the three months ended September 30, 2018 foreign currency fluctuations had an unfavorable impact on the revenue comparison of 3%. In the nine months ended September 30, 2018 foreign currency fluctuations had a favorable impact of 1%.

Operating income increased in the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 primarily due to higher revenue and sustainable improvements achieved through our Mission One (M1) initiative.

Hardware Segment

The following table shows the Hardware segment revenue and operating loss for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2018	2017	2018	2017
Revenue	$454	$578	$1,367	$1,588
Operating (loss) income	$(56)	$(2)	$(106)	$(1)
Operating (loss) income as a percentage of revenue	(12.3)%	(0.3)%	(7.8)%	(0.1)%

In the three months ended September 30, 2018 compared to the three months ended September 30, 2017, Hardware revenue decreased 21% due to declines in ATM revenue of 13%, POS revenue of 29% and SCO revenue of 24%. ATM revenue declined as we continued to work through supply chain constraints due to increased demand for our new ATM product family. By the end of the quarter, we had largely resolved supply chain constraints and our overall plan to improve manufacturing operations is progressing with production levels exiting the third quarter consistent with the expected ramp in the fourth quarter. POS revenue declined due to the timing of several large customer roll-outs in the prior year. SCO revenue decreased due to the timing of customer roll-outs in the current year. Foreign currency fluctuations had an unfavorable impact on the revenue comparison of 1%.

In the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, Hardware revenue decreased 14% due to declines in ATM revenue of 14%, SCO revenue of 14% and POS revenue of 12%. ATM revenue declined due to lower volume as well as supply chain constraints related to new product introductions. SCO revenue decreased due to timing of customer projects compared to the prior year period. POS revenue declined due to the timing of customer projects for store transformation solutions. Foreign currency fluctuations had no impact on the revenue comparison.

Operating loss increased in the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 driven by lower revenue, an unfavorable product mix, pricing pressure, and higher cost associated with improving the supply chain constraints.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $163 million in the nine months ended September 30, 2018 compared to cash provided by operating activities of $270 million in the nine months ended September 30, 2017. The decrease in cash provided by operating activities was due to lower earnings.

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

The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the nine months ended September 30:

	Nine months ended September 30
In millions	2018	2017
Net cash provided by operating activities	$163	$270
Expenditures for property, plant and equipment	(104)	(81)
Additions to capitalized software	(130)	(125)
Net cash used in discontinued operations	(23)	(14)
Free cash (outflow) flow (non-GAAP)	$(94)	$50

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

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock and borrowings and repayments of credit facilities and notes. During the nine months ended September 30, 2018 and 2017, we repurchased a total of $210 million and $350 million, respectively, of our common stock. During the nine months ended September 30, 2018 and 2017, proceeds from employee stock plans were $16 million and $11 million, respectively. During the nine months ended September 30, 2018 and 2017, we paid $30 million and $24 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings As of September 30, 2018, our senior secured credit facility consisted of a term loan facility with an aggregate outstanding principal balance of $760 million, and a revolving credit facility in an aggregate principal amount of $1.1 billion, of which none was outstanding. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of September 30, 2018, there were no letters of credit outstanding. As of December 31, 2017, the outstanding principal balance of the term loan facility was $810 million and the outstanding balance on the revolving facility was zero.

As of September 30, 2018 and December 31, 2017, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due in 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due in 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of September 30, 2018 and December 31, 2017, the Company had $175 million and zero, respectively, outstanding under the facility.

Employee Benefit Plans In 2018, we expect to make contributions of $30 million to our international pension plans, $60 million to our postemployment plan and $2 million to our postretirement plan. For additional information, refer to Note 8. Employee Benefit Plans of the Notes to the Condensed Consolidated Financial Statements.

Transformation and Restructuring Initiatives Our previously announced restructuring and transformation initiatives continue to progress on track. In Services, our Mission One performance and profit improvement program continues to deliver revenue growth and margin expansion. In Hardware, we are continuing the move to a more variable cost structure by reducing the number of manufacturing plants and ramping up production with contract manufacturers. As we execute on these initiatives, NCR expects to incur a related pre-tax charge over the next two years in the range of approximately $200 million to $250 million, with $100 million to $150 million in 2018, that will be included in income from operations. The cash impact of these transformation initiatives is expected to be approximately $150 million to $200 million over the next two years, with $100 million in 2018. We plan to achieve run-rate savings of approximately $150 million per year by 2020. In the nine months ended September 30, 2018, we incurred a $98 million pre-tax charge and $60 million of cash payments.

However, in order to focus the organization on the strategic growth areas, we are announcing a spend optimization program to drive cost savings through operational efficiencies to generate at least $100 million of savings in 2019. These initiatives will create efficiencies in our corporate functions, reduce spend in the non-strategic areas and limit discretionary spending. We expect to incur a pre-tax charge of $75 million to $100 million over the next twelve months, with approximately $50 million incurred during the fourth quarter of 2018. The cash impact is expected to be $75 million to $100 million which will be paid in 2018 and 2019.

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended September 30, 2018 and 2017, the Company paid dividends-in-kind of $11 million, respectively, associated with the Series A Convertible Preferred Stock. During the nine months ended September 30, 2018 and 2017, the Company paid dividends-in-kind of $34 million, respectively, associated with the Series A Convertible Preferred Stock. As of September 30, 2018 and December 31, 2017, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three and nine months ended September 30, 2018 or 2017.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

As of September 30, 2018 and December 31, 2017, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 28.6 million and 27.5 million, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at September 30, 2018 and December 31, 2017 were $303 million and $442 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of September 30, 2018, our cash and cash equivalents totaled $334 million and our total debt was $3.15 billion. As of September 30, 2018, our borrowing capacity under the revolving credit facility was approximately $1.1 billion, and under our trade receivables securitization facility was $25 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2017 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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
Management reassessed the critical accounting policies as disclosed in our 2017 Annual Report on Form 10-K and determined that, other than the change in accounting for revenue recognition, there were no changes to our critical accounting policies or our estimates associated with those policies in the nine months ended September 30, 2018.  See discussion in Note 2. Accounting Policies related to Revenue with Contracts with Customers of the Notes to Condensed Consolidated Financial Statements for new revenue recognition related accounting policies.
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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $8 million as of September 30, 2018 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the third quarter of 2018 compared to the third quarter of 2017 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 2% on third quarter 2018 revenue versus third quarter 2017 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 70% of our borrowings were on a fixed rate basis as of September 30, 2018. The increase in pre-tax interest expense for the nine months ended September 30, 2018 from a hypothetical 100 basis point increase in variable interest rates would be approximately $7 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2018, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2018, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended  September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 8, 2018, we opened our new world headquarters in Atlanta, Georgia, and have relocated our headquarters operations to this facility. From time to time we may undertake similar projects with respect to our office, manufacturing or other facilities. Implementation of relocation plans such as these could result in business disruption due to a lack of business continuity, which, among other things, could have a negative impact on our productivity and business and operating results.

If we do not retain key employees, or attract quality new and replacement employees, we may not be able to meet our business objectives. Our employees are vital to our success, including the successful transformation of the Company into a software and solutions driven business. Therefore, our ability to retain our key business leaders and our highly skilled software development, technical, sales, consulting and other key personnel, including key personnel of acquired businesses, is critical. These key employees may decide to leave NCR for other opportunities, or may be unavailable for health or other reasons. In addition, as our business model evolves, we may need to attract employees with different skill sets, experience and attributes to support that evolution. If we are unable to retain our key personnel, or we are unable to attract highly qualified new and replacement employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be negatively impacted. In addition, a failure to ensure the effective and timely transfer of knowledge and a smooth transition of key employees, including, among others, our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Technology Officer and Chief Human Resources Officer, could hinder business continuity, personnel retention and operational execution, which, among other things, could have a negative impact on our productivity and business and operating results. Uncertainties or delays associated with the transition of key business leaders could also cause fluctuation in our stock price.

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

No shares were repurchased under these programs during the three months ended September 30, 2018.

As of September 30, 2018, $290 million was available for repurchases under the March 2017 program, and approximately $293 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended September 30, 2018, 15,325 shares were purchased at an average price of $28.05 per share.

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

10.1	Employment Agreement, dated July 18, 2018, between Owen Sullivan and NCR Corporation.

10.2	Amendment, effective as of July 26, 2018, to Employment Agreement, dated May 2, 2018, between Paul Langenbahn and NCR Corporation.

10.3	Employment Agreement, dated August 27, 2018, between Andre J. Fernandez and NCR Corporation.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financials in XBRL Format.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	November 2, 2018	By:	/s/ Andre Fernandez
Andre Fernandez Executive Vice President and Chief Financial Officer