Form 10-Q
period 2019-03-31
NCR CORP
filed 2019-05-07
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
Commission File Number 001-00395
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NCR	New York Stock Exchange
As of April 23, 2019, there were approximately 120.1 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2019	2018
Product revenue	$539	$526
Service revenue	997	991
Total revenue	1,536	1,517
Cost of products	453	420
Cost of services	672	677
Selling, general and administrative expenses	252	245
Research and development expenses	59	66
Total operating expenses	1,436	1,408
Income from operations	100	109
Interest expense	(45)	(41)
Other expense, net	(8)	(5)
Income from continuing operations before income taxes	47	63
Income tax expense	9	7
Income from continuing operations	38	56
Loss from discontinued operations, net of tax	—	(35)
Net income	38	21
Net income attributable to noncontrolling interests	1	1
Net income attributable to NCR	$37	$20
Amounts attributable to NCR common stockholders:
Income from continuing operations	$37	$55
Dividends on convertible preferred stock	(13)	(12)
Income from continuing operations attributable to NCR common stockholders	24	43
Loss from discontinued operations, net of tax	—	(35)
Net income attributable to NCR common stockholders	$24	$8
Income per share attributable to NCR common stockholders:
Income per common share from continuing operations
Basic	$0.20	$0.36
Diluted	$0.20	$0.35
Net income per common share
Basic	$0.20	$0.07
Diluted	$0.20	$0.06
Weighted average common shares outstanding
Basic	119.3	119.2
Diluted	122.2	123.8
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2019	2018
Net income	$38	$21
Other comprehensive (loss) income:
Currency translation adjustments
Currency translation gains	19	19
Derivatives
Unrealized gains (losses) on derivatives	1	(5)
Losses (gains) on derivatives recognized during the period	(1)	1
Less income tax (benefit) provision	—	—
Employee benefit plans
Amortization of prior service benefit	(2)	(2)
Amortization of actuarial (loss) benefit	(1)	1
Less income tax benefit	—	1
Other comprehensive income	16	15
Total comprehensive income	54	36
Less comprehensive income attributable to noncontrolling interests:
Net income	1	1
Amounts attributable to noncontrolling interests	1	1
Comprehensive income attributable to NCR	$53	$35
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$414	$464
Accounts receivable, net	1,335	1,356
Inventories	874	806
Other current assets	393	397
Total current assets	3,016	3,023
Property, plant and equipment, net	373	359
Goodwill	2,705	2,692
Intangibles, net	573	595
Operating lease assets	433	—
Prepaid pension cost	148	140
Deferred income taxes	453	448
Other assets	497	504
Total assets	$8,198	$7,761
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$297	$185
Accounts payable	788	897
Payroll and benefits liabilities	184	238
Contract liabilities	566	461
Other current liabilities	546	501
Total current liabilities	2,381	2,282
Long-term debt	2,914	2,980
Pension and indemnity plan liabilities	760	759
Postretirement and postemployment benefits liabilities	120	118
Income tax accruals	93	91
Operating lease liabilities	406	—
Other liabilities	184	259
Total liabilities	6,858	6,489
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	14	14
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.9 and 0.9 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively; redemption amount and liquidation preference of $883 and $871 as of March 31, 2019 and December 31, 2018, respectively	872	859
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 119.8 and 118.7 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Paid-in capital	48	34
Retained earnings	630	606
Accumulated other comprehensive loss	(230)	(246)
Total NCR stockholders’ equity	449	395
Noncontrolling interests in subsidiaries	5	4
Total stockholders’ equity	454	399
Total liabilities and stockholders’ equity	$8,198	$7,761
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2019	2018
Operating activities
Net income	$38	$21
Adjustments to reconcile net income to net cash used in operating activities:
Loss from discontinued operations	—	35
Depreciation and amortization	81	86
Stock-based compensation expense	23	14
Deferred income taxes	(5)	4
Changes in assets and liabilities:
Receivables	21	(114)
Inventories	(68)	(42)
Current payables and accrued expenses	(192)	(77)
Contract liabilities	100	75
Employee benefit plans	(4)	(3)
Other assets and liabilities	(10)	(23)
Net cash used in operating activities	(16)	(24)
Investing activities
Expenditures for property, plant and equipment	(22)	(29)
Additions to capitalized software	(43)	(42)
Business acquisitions, net	(6)	—
Other investing activities, net	3	(3)
Net cash used in investing activities	(68)	(74)
Financing activities
Short term borrowings, net	7	(1)
Payments on term credit facilities	(17)	(34)
Payments on revolving credit facilities	(375)	(498)
Borrowings on revolving credit facilities	430	613
Repurchases of Company common stock	—	(165)
Proceeds from employee stock plans	4	5
Tax withholding payments on behalf of employees	(13)	(11)
Net cash provided by (used in) financing activities	36	(91)
Cash flows from discontinued operations
Net cash used in operating activities	(6)	(4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	5
Decrease in cash, cash equivalents, and restricted cash	(53)	(188)
Cash, cash equivalents and restricted cash at beginning of period	476	543
Cash, cash equivalents and restricted cash at end of period	$423	$355

In millions	March 31
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows
Cash and cash equivalents	$414	$348
Restricted cash included in other assets	9	7
Total cash, cash equivalents and restricted cash	$423	$355
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2018	119	$1	$34	$606	$(246)	$4	$399
Comprehensive income:
Net income	—	—	—	37	—	1	38
Other comprehensive income	—	—	—	—	16	—	16
Total comprehensive income	—	—	—	37	16	1	54
Employee stock purchase and stock compensation plans	1	—	14	—	—	—	14
Series A convertible preferred stock dividends	—	—	—	(13)	—	—	(13)
March 31, 2019	120	$1	$48	$630	$(230)	$5	$454

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited) - (Continued)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2017	122	$1	$60	$857	$(199)	$3	$722
Comprehensive income:
Net income	—	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	14	—	14
Total comprehensive income	—	—	—	20	14	—	34
Effects of adoption of new accounting standards	—	—	—	14	1	—	15
Employee stock purchase and stock compensation plans	1	—	8	—	—	—	8
Repurchase of Company common stock	(5)	—	(68)	(97)	—	—	(165)
Series A convertible preferred stock dividends	—	—	—	(12)	—	—	(12)
March 31, 2018	118	$1	$—	$782	$(184)	$3	$602

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2018 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2018.

Effective January 1, 2019, NCR changed the management of its business to an industry basis from the previous model of management on a solution basis, which resulted in a corresponding change to NCR's reportable segments. We have reclassified prior period segment disclosures to conform to the current period presentation. See Note 3. Segment Information and Concentrations for additional information.

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

Contract Assets and Liabilities The following table presents the net contract asset and contract liability balances as of March 31, 2019 and December 31, 2018.

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2019	December 31, 2018
Current portion of contract assets	Other current assets	$19	$22
Current portion of contract liabilities	Contract liabilities	$566	$461
Non-current portion of contract liabilities	Other liabilities	$83	$85

During the three months ended March 31, 2019, the Company recognized $191 million in revenue that was included in contract liabilities as of December 31, 2018.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.6 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made two elections that affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for SaaS contracts where variable consideration is directly allocated based on usage or when the original expected length is one year or less.

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

We recognized revenue related to Banco Bradesco SA (Bradesco), the parent of Scopus, totaling $19 million during the three months ended March 31, 2019 as compared to $4 million during the three months ended March 31, 2018. As of March 31, 2019 and December 31, 2018, we had $7 million and $15 million, respectively, in receivables outstanding from Bradesco.

Recent Accounting Pronouncements

Issued

In August 2018, the Financial Accounting Standards Board (FASB) issued an accounting standard update with new guidance on fair value measurement disclosure requirements that requires the disclosure of additions to and transfers into and out of Level 3 of the fair value hierarchy. The update also requires disclosure about the uncertainty in measurement as of the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued an accounting standards update related to accounting for implementation costs incurred in a cloud computing arrangement that is also a service contract. If a cloud computing arrangement also includes an internal-use software, an intangible asset is recognized and a liability is recognized for any payments related to the software license. However, if a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract and any fees associated with the service are expensed as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

Adopted

In February 2016, the FASB issued a new leasing standard that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. We adopted using the required modified retrospective approach and applied the provisions of the new leasing standard at the effective date, January 1, 2019, rather than at the beginning of the earliest period presented under the transition method provided. The standard also includes options to elect a number of practical expedients.  We elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and also completed the evaluation of the remaining practical expedients available under the guidance. Refer to Note 2. Leasing for additional discussion. The standard had a material effect to the total assets and total liabilities reported on the condensed consolidated balance sheet, and did not have a material effect to the condensed consolidated statement of operations or the condensed consolidated statement of cash flows. The impact of adoption was to record operating and financing lease assets and liabilities of $448 million and $521 million, respectively, with a reduction of $73 million for deferred rent liabilities and prepaid rent balances as of January 1, 2019. Refer to Note 2. Leasing for additional disclosure.

In October 2018, the FASB issued an accounting standards update for hedge accounting guidance that we adopted during the first quarter of 2019. This guidance allows for the use of a broad Treasury repurchase agreement financing rate, which is referred to as the Secured Overnight Financing Rate (SOFR) to be used as an additional benchmark rate for hedge accounting purposes. This guidance is effective for entities that have already adopted the amendments of the hedge accounting guidance for fiscal years beginning after December 15, 2018 on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2. LEASING

As discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies, we adopted the new leasing standard using the modified retrospective approach with an effective date of January 1, 2019. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carry forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

Lessee We lease property, vehicles and equipment under operating and financing leases.  For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. Leases with a lease term 12 months or less at inception are not recorded on our Condensed Consolidated Balance Sheet and are expensed on a straight-line basis over the lease term in our Condensed Consolidated Statement of Operations. Our leases may include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our incremental borrowing rate is based on a credit-adjusted risk-free rate at commencement date, which best approximates a secured rate over a similar term of lease. Additionally, we do not separate lease and non-lease components for any asset classes, except for those leases embedded in certain service arrangements. Fixed and in-substance fixed payments are included in the recognition of the operating and financing assets and lease liabilities, however, variable lease payments, other than those based on a rate or index, are recognized in the Condensed Consolidated Statements of Operations in the period in which the obligation for those payments is incurred. The company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed payment.

The following table presents our lease balances as of March 31, 2019:

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$433
Finance lease assets	Property, plant and equipment, net	2
Amortization of Finance lease assets	Property, plant and equipment, net	—
Total leased assets		$435
Liabilities
Current
Operating lease liabilities	Other current liabilities	$102
Finance lease liabilities	Other current liabilities	1
Noncurrent
Operating lease liabilities	Operating lease liabilities	406
Finance lease liabilities	Other liabilities	1
Total lease liabilities		$510

The following table presents our lease costs for operating and finance leases for the three months ended March 31, 2019:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended March 31, 2019
Operating lease cost	$35
Finance lease cost
Amortization of leased assets	—
Interest on lease liabilities	—
Short-Term lease cost	2
Variable lease cost	9
Total lease cost	$46

The following table presents the supplemental cash flow information for the three months ended March 31, 2019:

In millions	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32
Operating cash flows from finance leases	—
Financing cash flows from finance leases	—
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	12
Finance Leases	$1

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2019:

In millions	Operating Leases	Finance Leases
2019	$102	$1
2020	103	1
2021	79	—
2022	59	—
2023	44	—
Thereafter	310	—
Total lease payments	697	2
Less: Amount representing interest	189	—
Present value of lease liabilities	$508	$2

Prior to the adoption of the new lease accounting standard, future minimum lease payments under non-cancelable operating leases at December 31, 2018 were as follows: $128 million in 2019, $96 million in 2020, $80 million in 2021, $64 million in 2022, and $50 million in 2023.

As of March 31, 2019, we have additional operating leases, primarily for a real estate lease in Europe, that have not yet commenced of $70 million. This operating lease is expected to commence in 2021 with a lease term of 10 years.

The following table presents the weighted average remaining lease term and interest rate as of March 31, 2019:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2019
Weighted average lease term:
Operating leases	9.1 years
Finance leases	3.2 years
Weighted average interest rate:
Operating leases	6.40%
Finance leases	5.51%

Lessor We have various arrangements for certain point-of-sale equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

3. SEGMENT INFORMATION AND CONCENTRATIONS

As noted in Note 1. Basis of Presentation and Summary of Significant Accounting Policies, effective January 1, 2019, NCR changed the management of its business to an industry basis from the previous model of management on a solution basis, which resulted in a corresponding change to NCR's reportable segments. We have reclassified prior period segment disclosures to conform to the current period presentation. As a result of the change, the Company manages and reports the following segments:

•
Banking - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software; cash management and video banking software and customer-facing digital banking services; and related installation, maintenance, and managed and professional services.

•
Retail - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and point of sale software; a retail software platform with a comprehensive suite of retail software applications; innovative self-service kiosks, such as self-checkout; as well as bar-code scanners. We also offer installation, maintenance, managed and professional services as well as payment processing solutions.

•
Hospitality - We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single store or restaurant to global chains and sports and entertainment venues. Our solutions include point of sale hardware and software solutions, installation, maintenance, managed and professional services as well as payment processing solutions.

•
Other - This category includes telecommunications and technology solutions where we offer maintenance as well as managed and professional services for third-party hardware provided to select manufacturers who value and leverage our global service capability.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents revenue and operating income by segment:

In millions	Three months ended March 31
	2019	2018
Revenue by segment
Banking	$758	$721
Retail	511	521
Hospitality	193	204
Other	74	71
Consolidated revenue	$1,536	$1,517
Operating income by segment
Banking	$95	$84
Retail	26	35
Hospitality	16	19
Other	10	10
Subtotal - segment operating income	147	148
Other adjustments (1)	47	39
Income from operations	$100	$109

(1)	The following table presents the other adjustments for NCR:

In millions	Three months ended March 31
	2019	2018
Transformation and restructuring costs	$26	$16
Acquisition-related amortization of intangible assets	21	23
Total other adjustments	$47	$39

The following table presents revenue by geography for NCR:

In millions	Three months ended March 31
	2019	2018
Americas	$920	$889
Europe, Middle East and Africa (EMEA)	419	408
Asia Pacific (APJ)	197	220
Total revenue	$1,536	$1,517

The following tables present revenue from products and services for NCR:

In millions	Three months ended March 31
	2019	2018
Product revenue	$539	$526
Professional services and installation services revenue	238	256
Recurring revenue, including maintenance, cloud revenue and payments	759	735
Total revenue	$1,536	$1,517

In millions	Three months ended March 31
	2019	2018
Software	$467	$460
Services	585	601
Hardware	484	456
Total revenue	$1,536	$1,517

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4. GOODWILL AND LONG-LIVED ASSETS

As noted in Note 1. Basis of Presentation and Summary of Significant Accounting Policies , effective January 1, 2019, the Company began management of its business on a industry basis, changing from the previous model of management on a solution basis, which resulted in a corresponding change to NCR's reportable segments. In connection with the change in reportable segments, during the first quarter of 2019, the Company determined its reporting units and then assigned goodwill to the new reporting units based on the relative fair value allocation approach. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. We have reclassified prior period goodwill disclosures to conform to the current period presentation.

The carrying amounts of goodwill by segment as of March 31, 2019 and December 31, 2018 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2018						March 31, 2019
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,718	$(101)	$1,617	$—	$—	$2	$1,720	$(101)	$1,619
Retail	571	(34)	537	5	—	—	576	$(34)	542
Hospitality	385	(23)	362	6	—	—	391	(23)	368
Other	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$2,861	$(169)	$2,692	$11	$—	$2	$2,874	$(169)	$2,705

Additions during the first quarter of 2019 represent a purchase accounting adjustment related to the acquisition of JetPay Corporation as well as goodwill from an acquisition of a reseller within the Hospitality segment that was completed in the first quarter of 2019.

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	March 31, 2019		December 31, 2018
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$725	$(231)	$726	$(218)
Intellectual property	2 - 8	443	(379)	443	(373)
Customer contracts	8	89	(87)	89	(87)
Tradenames	2 - 10	75	(62)	75	(60)
Total identifiable intangible assets		$1,332	$(759)	$1,333	$(738)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended March 31, 2019	Remainder of 2019 (estimated)
Amortization expense	$21	$66

	For the years ended December 31 (estimated)
In millions	2020	2021	2022	2023	2024
Amortization expense	$68	$59	$55	$52	$47

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	March 31, 2019		December 31, 2018
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$90	4.50%	$84	4.51%
Trade Receivables Securitization Facility	200	3.36%	100	3.37%
Other (2)	7	3.71%	1	4.92%
Total short-term borrowings	$297		$185
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$653	4.50%	$675	4.51%
Revolving credit facility (1)	75	4.49%	120	4.49%
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Deferred financing fees	(16)		(18)
Other (2)	2	0.77%	3	0.59%
Total long-term debt	$2,914		$2,980

(1)	Interest rates are weighted-average interest rates as of March 31, 2019 and December 31, 2018.

(2)	Interest rates are weighted-average interest rates as of March 31, 2019 and December 31, 2018 primarily related to various international credit facilities.

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). As of March 31, 2019, the Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal amount outstanding of $743 million and a revolving credit facility with an aggregate principal amount of $1.1 billion, of which $75 million was outstanding. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2019, there were no letters of credit outstanding.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

At March 31, 2019, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.10 to 1.00.

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $540 million and $526 million of outstanding accounts receivable as of March 31, 2019 and December 31, 2018, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2019 and December 31, 2018 was $3.24 billion and $3.11 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $9 million for the three months ended March 31, 2019 compared to income tax expense of $7 million for the three months ended March 31, 2018. The increase in income tax expense was primarily driven by a decrease in discrete benefits offset by lower income before taxes in the three months ended March 31, 2019. The decrease in discrete benefits was primarily driven by favorable audit settlements in international jurisdictions during the three months ended March 31, 2018 that did not recur during the three months ended March 31, 2019.

The Company engages in regular discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of March 31, 2019, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $5 million to $10 million in the next 12 months.

7. STOCK COMPENSATION PLANS

As of March 31, 2019, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended March 31
	2019	2018
Restricted stock units	$20	$13
Stock options	2	—
Employee stock purchase plan	1	1
Stock-based compensation expense	23	14
Tax benefit	(3)	(3)
Total stock-based compensation expense (net of tax)	$20	$11

Stock-based compensation expense is recognized in the financial statements based upon grant date fair value. The Company granted stock options and the weighted average fair value of option grants was estimated based on the below weighted average assumptions, which was $8.07 and $9.80 for the three months ended March 31, 2019 and 2018, respectively. The stock options that were granted for the three months ended March 31, 2019 and 2018 had a seven year contractual term and will vest over four years.

	Three months ended March 31
	2019	2018
Dividend yield	$—	$—
Risk-free interest rate	2.50%	2.47%
Expected volatility	34.79%	34.81%
Expected holding period (years)	3.9	3.8

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

As of March 31, 2019, the total unrecognized compensation cost of $121 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.0 year. As of March 31, 2019, the total unrecognized compensation cost of $33 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.8 years.

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

For the three months ended March 31, 2019, employees purchased 0.3 million shares, at a discounted price of $20.24. For the three months ended March 31, 2018, employees purchased 0.2 million shares, at a discounted price of $29.62.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2019	2018	2019	2018	2019	2018
Net service cost	$—	$—	$2	$2	$2	$2
Interest cost	16	15	5	5	21	20
Expected return on plan assets	(10)	(11)	(8)	(8)	(18)	(19)
Net periodic benefit cost (income)	$6	$4	$(1)	$(1)	$5	$3

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The benefit from the postretirement plan for the following periods were:

	Three months ended March 31
	2019	2018
Interest cost	$—	$—
Amortization of:
Prior service benefit	(1)	(1)
Net postretirement benefit	$(1)	$(1)

The net cost of the postemployment plan for the following periods were:

	Three months ended March 31
In millions	2019	2018
Net service cost	$14	$10
Interest cost	1	1
Amortization of:
Prior service benefit	(1)	(1)
Actuarial gain	(1)	—
Net benefit cost	$13	$10

Employer Contributions

Pension For the three months ended March 31, 2019, NCR contributed $6 million to its international pension plans. NCR anticipates contributing an additional $22 million to its international pension plans for a total of $28 million in 2019.

Postretirement For the three months ended March 31, 2019, NCR contributed $1 million to its U.S. postretirement plan. NCR anticipates contributing an additional $1 million to its U.S. postretirement plan for a total of $2 million in 2019.

Postemployment For the three months ended March 31, 2019, NCR contributed $14 million to its postemployment plans. NCR anticipates contributing an additional $16 million to its postemployment plans for a total of $30 million in 2019.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R$168 million, or approximately $43 million as of March 31, 2019, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. We have not recorded an accrual for the assessment, as the Company believes it has a valid position regarding indirect taxes in Brazil and, as such, filed an appeal in 2014. In December 2017, the Company prevailed in this appeal regarding substantially all of the disputed amounts. However, the Brazilian federal tax authority has further appealed this dispute to the next procedural level, so the dispute is ongoing. In further proceedings on this matter, an intermediate tribunal decided in NCR's favor in August 2018 and issued an opinion to that effect on February 25, 2019. The Brazilian tax authorities have appealed one of the tax matters that was included within this decision. The Company estimated the aggregate risk related to this matter to be between zero and $16 million as of March 31, 2019. Although the Company has not recorded an accrual, it is possible that the Company could be required to pay taxes, penalties and interest related to this matter, which could be material to the Company's Condensed Consolidated Financial Statements.
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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of March 31, 2019 and December 31, 2018, the receivable under the Funding Agreement was approximately $46 million and $45 million, respectively, and was included in other assets in the Condensed Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable in 2019 or later, likely after the remediation efforts related to the Fox River matter, described below, are complete. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company's litigations relating to contribution and enforcement claims concerning the Fox River have been concluded. A proposed consent decree settlement (the CD settlement) with respect to the contribution action (a case originally filed by NCR and API) and the government enforcement action (a case originally filed by the federal and state governments against several PRPs, including the Company) was successfully negotiated by NCR and the federal and state governments and was approved on August 22, 2017 by the federal district court in Wisconsin that had been presiding over those cases. A final order of dismissal as to the Company in the contribution and government enforcement actions was subsequently entered; one party, Glatfelter, had appealed the approval of the CD settlement. On January 3, 2019, the United States lodged a proposed consent decree with the Wisconsin court, reflecting a settlement reached by the United States, Wisconsin and Glatfelter with respect to Glatfelter’s Fox River liability under the government enforcement action; a component of that settlement was withdrawal of Glatfelter’s appeal opposing the Company’s CD settlement. On March 14, 2019, the Wisconsin court approved the Glatfelter consent decree, and on April 3, 2019, Glatfelter's appeal was dismissed.

The CD settlement is now expected to resolve the remaining Fox River-related contribution and enforcement claims against the Company. The key components of the approved CD settlement include (1) the Company’s commitment to complete the remediation of the Fox River, which is now expected to be completed in 2019 or 2020; (2) the Company’s conditional agreement to waive its contribution claims against the two remaining defendants in the case, GP and Glatfelter; (3) the Company’s agreement not to appeal the trial court’s decision on divisibility of harm; (4) the Governments’ agreement to include in the settlement so-called “contribution protection” in the Company’s favor as to GP’s and Glatfelter’s contribution claims against the Company, the effect of which will be to extinguish those claims; (5) the Governments’ agreement not to pursue the Company for the Governments’ past oversight costs; and (6) the Governments’ agreement to exercise prosecutorial discretion in pursuing other parties for future oversight costs and long-term monitoring and maintenance, with the Company retaining so-called “backstop” liability in the event that the other parties fail to pay future oversight costs or to perform long-term monitoring and maintenance. Additionally, although certain state law claims by GP and Glatfelter against the Company may not be affected directly by the CD settlement, the CD settlement provides that the Company’s contribution claims against those two parties will revive if those parties attempt to assert any claims against the Company relating to the Fox River, including any state law claims.
In the quarter ending September 30, 2017, the remediation general contractor commenced an arbitration against the LLC, in a dispute over contract interpretation. That dispute is scheduled for a hearing in mid-2019. The amounts claimed by the contractor range from approximately $46 million to approximately $53 million; the Company disputes the claims and is contesting them vigorously. To the extent, if any, that the contractor’s claims are successful, the Company’s indemnitors and co-obligors, described below, would be expected to bear responsibility for the majority of any award, with the Company’s share approximately one-fourth of such award.
With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company received timely payments as they came due under the Funding Agreement. Although API filed for bankruptcy protection in October 2017, it had made all of the payments to the Company in connection with the Fox River that are required of it by the Funding Agreement.
NCR's eventual remediation liability, followed by long-term monitoring expected to be performed by others, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. The significant factors include: (1) the total remaining clean-up costs, in-river remediation is expected to be completed in 2019, depending on the outcome of certain requests made by the governments concerning additional dredging, the expected cost impact of which is expected to be neutral or non-material to the Company, including long-term monitoring following completion of the clean-up, and what parties are assigned to discharge the post-clean-up tasks (as noted, the Company no longer expects to bear long-term monitoring costs); (2) total NRD for the site and the share that NCR will bear (which is now resolved as to the Company); (3) the share of clean-up costs that NCR will bear (which is resolved under the CD settlement); (4) NCR's transaction and litigation costs to defend itself in this matter (with remaining litigation expected to be limited to the claim brought by the general contractor, both referenced above); and (5) the share of NCR's payments that BAT will bear (which is governed by the Cost Sharing Agreement and the Funding Agreement, BAT has made all of the payments requested of it, and as discussed above; API is in bankruptcy and is not presumed likely to bear further shares of NCR’s payments). With respect to NRD, in connection with a certain settlement entered into by other PRPs in 2015, the Government withdrew the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company.
Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of March 31, 2019, the gross reserve for the Fox River matter was approximately $18 million, compared to $21 million as of December 31, 2018. As of March 31, 2019, the net reserve for the Fox River matter was approximately $15 million, compared to $17 million as of December 31, 2018. The change in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of March 31, 2019 and December 31, 2018, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
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
NCR expects to have claims against BAT and API under the Funding Agreement, discussed above for the Kalamazoo River remediation expenses. API filed for bankruptcy protection in October 2017, and thus payment of its potential share under the Funding Agreement for so-called “future sites,” which would include the Kalamazoo River site, may be at risk, but as liability under the Cost Sharing Agreement and the Funding Agreement is joint and several, the bankruptcy is not anticipated to affect the Company’s ability to seek that amount from BAT. The Company will also have indemnity or reimbursement claims against AT&T and Nokia under the arrangement discussed above in connection with the Fox River matter after expenses have met a contractual threshold set out in the 1996 agreement referenced above in the Fox River discussion.
In light of the 2018 decision, the Company increased its reserve for the Kalamazoo River matter during 2018. The total reserve for Kalamazoo was $46 million as of March 31, 2019 as compared to $47 million as of December 31, 2018; that figure is reported on a basis that is net of expected contributions from the Company's co-obligors and, if and when the applicable threshold is reached, its indemnitors. As many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time), the Company has made what it considers to

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of NCR’s potential liability remains subject to many uncertainties, particularly inasmuch as remedy decisions and cost estimates will not be generated until times in the future and as most of the work to be performed will not take place until the 2020s and 2030s. Under other assumptions or estimates for possible costs of remediation, which the Company does not at this point consider to be reasonably estimable or verifiable, it is possible that the reserve the Company has taken to discontinued operations reflected in this paragraph could more than approximately double the reflected reserve.
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
Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through March 31, 2019, NCR has received a combined gross total of approximately $202 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, owing to considerations under applicable Michigan law. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
Environmental Remediation Estimates It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. NCR records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable in accordance with accounting guidance, where liabilities are not expected to be quantifiable or estimable for a period of years, the estimated costs of investigating those liabilities are recorded as a component of the reserve for that particular site. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other PRPs, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in NCR's Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for indemnity insurance, third-party indemnity claims or recoveries from other PRPs, except as qualified in the following sentences. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts are recorded in the Condensed Consolidated Financial Statements. For the Fox River and Kalamazoo sites, as described above, assets relating to the AT&T and Nokia indemnities and to the BAT obligations are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of March 31, 2019 and December 31, 2018, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	2019	2018
Warranty reserve liability
Beginning balance as of January 1	$26	$26
Accruals for warranties issued	8	8
Settlements (in cash or in kind)	(10)	(10)
Ending balance as of March 31	$24	$24

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

10. SERIES A CONVERTIBLE PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended March 31, 2019 and 2018, the Company paid dividends-in-kind of $12 million and $11 million, respectively, associated with the Series A Convertible Preferred Stock. As of March 31, 2019 and December 31, 2018, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three months ended March 31, 2019 or 2018.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

As of March 31, 2019 and December 31, 2018, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 29.4 million and 29.0 million shares, respectively.

11. EARNINGS PER SHARE

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2019	2018
Numerator
Income from continuing operations	$37	$55
Series A Convertible Preferred Stock dividends	(13)	(12)
Income from continuing operations attributable to NCR common stockholders	24	43
Loss from discontinued operations, net of tax	—	(35)
Net income attributable to NCR common stockholders	$24	$8

Denominator
Basic weighted average number of shares outstanding	119.3	119.2

Basic earnings per share:
From continuing operations	$0.20	$0.36
From discontinued operations	—	(0.29)
Total basic earnings per share	$0.20	$0.07

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2019	2018
Numerator
Income from continuing operations	$37	$55
Series A Convertible Preferred Stock dividends	(13)	(12)
Income from continuing operations attributable to NCR common stockholders	24	43
Loss from discontinued operations, net of tax	—	(35)
Net income attributable to NCR common stockholders	$24	$8

Basic weighted average number of shares outstanding	119.3	119.2
Dilutive effect of restricted stock units	2.9	4.6
Denominator	122.2	123.8

Diluted earnings per share:
From continuing operations	$0.20	$0.35
From discontinued operations	—	(0.29)
Total diluted earnings per share	$0.20	$0.06

For the three months ended March 31, 2019, shares related to the as-if converted Series A Convertible Preferred Stock of 29.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended March 31, 2019, weighted average restricted stock units and stock options of 4.5 million were excluded from the diluted share count because their effect would have been anti-dilutive.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

For the three months ended March 31, 2018, shares related to the as-if converted Series A Convertible Preferred Stock of 27.7 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended March 31, 2018, there were 1.4 million anti-dilutive restricted stock units and stock options outstanding.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of March 31, 2019, the balance in AOCI related to foreign exchange derivative transactions was a gain of $2 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2019
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$136	$5	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$5			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$58	$—	Other current liabilities	$276	$1
Total derivatives not designated as hedging instruments			$—			$1
Total derivatives			$5			$1

	Fair Values of Derivative Instruments
	December 31, 2018
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$169	$4	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$4			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$219	$1	Other current liabilities	$157	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$5			$1

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2019	For the three months ended March 31, 2018	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Foreign exchange contracts	$1	$(5)	Cost of products	$(1)	$1

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended March 31
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2019	2018
Foreign exchange contracts	Other (expense), net	$(5)	$—

Refer to Note 13, “Fair Value of Assets and Liabilities” for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2019, we did not have any significant concentration of credit risk related to financial instruments.

13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are set forth as follows:

	March 31, 2019
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$13	$13	$—	$—
Foreign exchange contracts (2)	5	—	5	—
Total	$18	$13	$5	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	December 31, 2018
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$8	$8	$—	$—
Foreign exchange contracts (2)	5	—	5	—
Total	$13	$8	$5	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

(1)    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)    Included in Other current assets in the Condensed Consolidated Balance Sheets.
(3)    Included in Other current liabilities in the Condensed Consolidated Balance Sheets.
Deposits Held in Money Market Mutual Funds A portion of the Company’s excess cash is held in money market mutual funds that generate interest income based on prevailing market rates. Money market mutual fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments were recorded during the three months ended March 31, 2019 and 2018.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2018	$(234)	$(14)	$2	$(246)
Other comprehensive income (loss) before reclassifications	19	—	1	20
Amounts reclassified from AOCI	—	(3)	(1)	(4)
Net current period other comprehensive (loss) income	19	(3)	—	16
Balance as of March 31, 2019	$(215)	$(17)	$2	$(230)

Reclassifications Out of AOCI

	For the three months ended March 31, 2019
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(1)	$(1)
Cost of services	(1)	(2)	—	(3)
Total before tax	$(1)	$(2)	$(1)	$(4)
Tax expense				—
Total reclassifications, net of tax				$(4)

	For the three months ended March 31, 2018
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$1	$1
Cost of services	—	(2)	—	(2)
Total before tax	$—	$(2)	$1	$(1)
Tax expense				1
Total reclassifications, net of tax				$—

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

As a result of the restructuring plan, the Company recorded a total charge of $2 million in the three months ended March 31, 2019. The restructuring program was substantially completed during the three months ended March 31, 2019.

Severance and other employee related costs The Company recorded $1 million of employee related costs in accordance with ASC 420, Exit or Disposal Cost Obligations. These costs were included within cost of products in the Condensed Consolidated Statement of Operations. The Company made $3 million in severance-related payments under ASC 420 in the three months ended March 31, 2019.

Other exit costs The Company recorded $1 million in the three months ended March 31, 2019 that were included within cost of products in the Condensed Consolidated Statement of Operations.

The results by segment, as disclosed in Note 3. Segment Information and Concentrations, exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. The following table summarizes the costs recorded in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Employers’ Accounting for Postemployment Benefits, and the remaining liabilities as of March 31, 2019, which are included in the Condensed Consolidated Balance Sheet in Other Current Liabilities.

In millions	March 31, 2019
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$2
Cost recognized during the period	2
Utilization	(4)
Ending balance as of March 31	$—

16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	March 31, 2019	December 31, 2018
Accounts receivable
Trade	$1,342	$1,364
Other	25	23
Accounts receivable, gross	1,367	1,387
Less: allowance for doubtful accounts	(32)	(31)
Total accounts receivable, net	$1,335	$1,356

The components of inventory are summarized as follows:

In millions	March 31, 2019	December 31, 2018
Inventories
Work in process and raw materials	$233	$237
Finished goods	278	214
Service parts	363	355
Total inventories	$874	$806

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$272	$3	$310	$(46)	$539
Service revenue	517	8	472	—	997
Total revenue	789	11	782	(46)	1,536
Cost of products	244	2	253	(46)	453
Cost of services	361	3	308	—	672
Selling, general and administrative expenses	139	1	112	—	252
Research and development expenses	33	—	26	—	59
Total operating expenses	777	6	699	(46)	1,436
Income (loss) from operations	12	5	83	—	100
Interest expense	(43)	—	(5)	3	(45)
Other (expense) income, net	(13)	2	6	(3)	(8)
Income (loss) from continuing operations before income taxes	(44)	7	84	—	47
Income tax expense (benefit)	38	(1)	(28)	—	9
Income (loss) from continuing operations before earnings in subsidiaries	(82)	8	112	—	38
Equity in earnings of consolidated subsidiaries	119	93	—	(212)	—
Income (loss) from continuing operations	37	101	112	(212)	38
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$37	$101	$112	$(212)	$38
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$37	$101	$111	$(212)	$37
Total comprehensive income (loss)	53	117	127	(243)	54
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$53	$117	$126	$(243)	$53

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
March 31, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18	$6	$390	$—	$414
Accounts receivable, net	43	14	1,278	—	1,335
Inventories	293	7	574	—	874
Due from affiliates	615	2,074	404	(3,093)	—
Other current assets	133	46	255	(41)	393
Total current assets	1,102	2,147	2,901	(3,134)	3,016
Property, plant and equipment, net	257	1	115	—	373
Goodwill	2,194	—	511	—	2,705
Intangibles, net	515	—	58	—	573
Operating lease assets	282	—	151	—	433
Prepaid pension cost	—	—	148	—	148
Deferred income taxes	318	—	148	(13)	453
Investments in subsidiaries	3,338	3,001	—	(6,339)	—
Due from affilates	16	1	35	(52)	—
Other assets	442	3	52	—	497
Total assets	$8,464	$5,153	$4,119	$(9,538)	$8,198

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$91	$—	$206	$—	$297
Accounts payable	379	2	407	—	788
Payroll and benefits liabilities	90	—	94	—	184
Contract liabilities	283	13	270	—	566
Due to affiliates	2,231	126	736	(3,093)	—
Other current liabilities	213	4	370	(41)	546
Total current liabilities	3,287	145	2,083	(3,134)	2,381
Long-term debt	2,911	—	3	—	2,914
Pension and indemnity plan liabilities	508	—	252	—	760
Postretirement and postemployment benefits liabilities	17	4	99	—	120
Income tax accruals	19	6	68	—	93
Due to affiliates	—	35	17	(52)	—
Operating lease liabilities	307	—	99	—	406
Other liabilities	94	19	84	(13)	184
Total liabilities	7,143	209	2,705	(3,199)	6,858
Redeemable noncontrolling interest	—	—	14	—	14
Series A convertible preferred stock	872	—	—	—	872
Stockholders’ equity
Total NCR stockholders’ equity	449	4,944	1,395	(6,339)	449
Noncontrolling interests in subsidiaries	—	—	5	—	5
Total stockholders’ equity	449	4,944	1,400	(6,339)	454
Total liabilities and stockholders’ equity	$8,464	$5,153	$4,119	$(9,538)	$8,198

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
December 31, 2018

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$6	$8	450	$—	$464
Accounts receivable, net	37	10	1,309	—	1,356
Inventories	288	4	514	—	806
Due from affiliates	708	2,092	457	(3,257)	—
Other current assets	137	47	255	(42)	397
Total current assets	1,176	2,161	2,985	(3,299)	3,023
Property, plant and equipment, net	245	1	113	—	359
Goodwill	2,168	—	524	—	2,692
Intangibles, net	536	—	59	—	595
Prepaid pension cost	—	—	140	—	140
Deferred income taxes	317	—	149	(18)	448
Investments in subsidiaries	3,244	2,854	—	(6,098)	—
Due from affiliates	16	1	35	(52)	—
Other assets	453	4	47	—	504
Total assets	$8,155	$5,021	$4,052	$(9,467)	$7,761

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$85	$—	$100	$—	$185
Accounts payable	397	2	498	—	897
Payroll and benefits liabilities	141	—	97	—	238
Contract liabilities	221	5	235	—	461
Due to affiliates	2,177	143	937	(3,257)	—
Other current liabilities	201	6	336	(42)	501
Total current liabilities	3,222	156	2,203	(3,299)	2,282
Long-term debt	2,978	—	2	—	2,980
Pension and indemnity plan liabilities	502	—	257	—	759
Postretirement and postemployment benefits liabilities	18	3	97	—	118
Income tax accruals	19	5	67	—	91
Due to affiliates	—	36	16	(52)	—
Other liabilities	162	24	91	(18)	259
Total liabilities	6,901	224	2,733	(3,369)	6,489
Redeemable noncontrolling interest	—	—	14	—	14
Series A convertible preferred stock	859	—	—	—	859
Stockholders’ equity
Total NCR stockholders’ equity	395	4,797	1,301	(6,098)	395
Noncontrolling interests in subsidiaries	—	—	4	—	4
Total stockholders’ equity	395	4,797	1,305	(6,098)	399
Total liabilities and stockholders’ equity	$8,155	$5,021	$4,052	$(9,467)	$7,761

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$112	$(22)	$(106)	$—	$(16)
Investing activities
Expenditures for property, plant and equipment	(13)	—	(9)	—	(22)
Additions to capitalized software	(36)	—	(7)	—	(43)
Proceeds from (payments of) intercompany notes	29	30	—	(59)	—
Investments in equity affiliates	—	—	10	(10)	—
Acquisitions	(6)	—	—	—	(6)
Other investing activities, net	3	—	—	—	3
Net cash provided by (used in) investing activities	(23)	30	(6)	(69)	(68)
Financing activities
Short term borrowings, net	—	—	7	—	7
Payments on term credit facilities	(17)	—	—	—	(17)
Payments on revolving credit facilities	(375)	—	—	—	(375)
Borrowings on revolving credit facilities	330	—	100	—	430
Proceeds from employee stock plans	4	—	—	—	4
Equity contribution	—	(10)	—	10	—
Borrowings (repayments) of intercompany notes	—	—	(59)	59	—
Tax withholding payments on behalf of employees	(13)	—	—	—	(13)
Net cash provided by (used in) financing activities	(71)	(10)	48	69	36
Cash flows from discontinued operations
Net cash used in operating activities	(6)	—	—	—	(6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	1	—	1
Increase (decrease) in cash, cash equivalents and restricted cash	12	(2)	(63)	—	(53)
Cash, cash equivalents and restricted cash at beginning of period	7	8	461	—	476
Cash, cash equivalents and restricted cash at end of period	$19	$6	$398	$—	$423

In millions	March 31, 2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$18	$6	$390	$—	$414
Restricted cash included in Other assets	1	—	8	—	9
Total cash, cash equivalents and restricted cash	$19	$6	$398	$—	$423

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2018

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$26	$(124)	$74	$—	$(24)
Investing activities
Expenditures for property, plant and equipment	(24)	—	(5)	—	(29)
Additions to capitalized software	(35)	—	(7)	—	(42)
Proceeds from (payments of) intercompany notes	54	125	—	(179)	—
Other investing activities, net	(3)	—	—	—	(3)
Net cash provided by (used in) investing activities	(8)	125	(12)	(179)	(74)
Financing activities
Short term borrowings, net	(1)	—	—	—	(1)
Payments on term credit facilities	(34)	—	—	—	(34)
Payments on revolving credit facilities	(260)	—	(238)	—	(498)
Borrowings on revolving credit facilities	375	—	238	—	613
Repurchase of Company common stock	(165)	—	—	—	(165)
Proceeds from employee stock plans	5	—	—	—	5
Borrowings (repayments) of intercompany notes	—	—	(179)	179	—
Tax withholding payments on behalf of employees	(11)	—	—	—	(11)
Net cash provided by (used in) financing activities	(91)	—	(179)	179	(91)
Cash flows from discontinued operations
Net cash used in operating activities	(4)	—	—	—	(4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	5	—	5
Increase (decrease) in cash, cash equivalents, and restricted cash	(77)	1	(112)	—	(188)
Cash, cash equivalents and restricted cash at beginning of period	98	10	435	—	543
Cash, cash equivalents and restricted cash at end of period	$21	$11	$323	$—	$355

In millions	March 31, 2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$21	$11	$316	$—	$348
Restricted cash included in Other assets	—	—	7	—	7
Total cash, cash equivalents and restricted cash	$21	$11	$323	$—	$355

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
First Quarter Overview
The following were the significant events for the first quarter of 2019, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 1% from the prior year period and 4% excluding unfavorable foreign currency impacts;

•	Change in management of the business to an industry basis from the previous model on a solution basis to align focus to drive strategic initiatives discussed below;

•	Banking revenue increased 5% and operating margin increased 80 basis points from the prior year period;

•	Retail revenue decreased 2% and operating margin rate declined 160 basis points from the prior year period; and

•	Hospitality revenue decreased 5% and operating margin rate declined 100 basis points from the prior year period.

Strategic Overview

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

Results from Operations

Three months ended March 31, 2019 Compared to Three months ended March 31, 2018

The following table shows our results for the three months ended March 31:

	Three months ended March 31
In millions	2019	2018
Revenue	$1,536	$1,517
Gross margin	411	420
Gross margin as a percentage of revenue	26.8%	27.7%
Operating expenses
Selling, general and administrative expenses	252	245
Research and development expenses	59	66
Income from operations	$100	$109

The following table shows our revenue by geography for the three months ended March 31:

In millions	2019	% of Total	2018	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$920	60%	$889	58%	3%	5%
Europe, Middle East and Africa (EMEA)	419	27%	408	27%	3%	9%
Asia Pacific (APJ)	197	13%	220	15%	(10)%	(6)%
Consolidated revenue	$1,536	100%	$1,517	100%	1%	4%

The following table shows our revenue by segment for the three months ended March 31:

In millions	2019	% of Total	2018	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Banking	$758	49%	$721	48%	5%	9%
Retail	511	33%	521	34%	(2)%	1%
Hospitality	193	13%	204	13%	(5)%	(4)%
Other	74	5%	71	5%	4%	7%
Consolidated revenue	$1,536	100%	$1,517	100%	1%	4%

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
The following table provides a reconciliation of geographic revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended March 31, 2019:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	3%	(2)%	5%
EMEA	3%	(6)%	9%
APJ	(10)%	(4)%	(6)%
Consolidated revenue	1%	(3)%	4%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended March 31, 2019:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Banking	5%	(4)%	9%
Retail	(2)%	(3)%	1%
Hospitality	(5)%	(1)%	(4)%
Other	4%	(3)%	7%
Consolidated revenue	1%	(3)%	4%

Revenue

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, revenue increased 1% due to a an increase in Banking offset by decreases in Retail and Hospitality. Foreign currency fluctuations had an unfavorable impact of 3% to the revenue comparison.

Banking revenue increased 5% due to a 21% growth in ATM revenue driven by higher backlog conversion as well as higher recurring revenue. Foreign currency fluctuations unfavorably impacted the revenue comparison by 4%.

Retail revenue decreased 2% driven by a large implementation services project in the prior year partially offset by an increase in payments and strength in self-checkout revenue. Foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison.

Hospitality revenue decreased 5% driven by lower hardware revenue partially offset by higher recurring revenue. Foreign currency fluctuations unfavorably impacted the revenue comparison by 1%.

The changes to segment revenue and the drivers thereof are discussed in further detail under "Revenue and Operating Income by Segment" below.

Gross Margin

Gross margin as a percentage of revenue in the three months ended March 31, 2019 was 26.8% compared to 27.7% in the three months ended March 31, 2018. Gross margin in the three months ended March 31, 2019 included $8 million of costs related to restructuring and transformation initiatives and $6 million related to acquisition-related amortization of intangibles. Gross margin in the three months ended March 31, 2018 included of $4 million of costs related to transformation initiatives and $7 million related to acquisition-related amortization of intangibles. Excluding these items, gross margin as a percentage of revenue decreased from 28.4% to 27.7% due to an overall unfavorable mix of revenue partially offset by gains from our services transformation initiatives.

Operating Expenses

Selling, general and administrative expenses were $252 million, or 16.4% as a percentage of revenue, as compared to $245 million, or 16.2% as a percentage of revenue, in the three months ended March 31, 2019 and March 31, 2018, respectively. Selling, general and administrative expenses in the three months ended March 31, 2019 included $15 million of acquisition-related amortization of intangibles and $15 million of costs related to restructuring and transformation initiatives. Selling, general, and administrative expenses in the three months ended March 31, 2018 included $16 million of acquisition-related amortization of intangibles and $10 million of costs related to our transformation initiatives costs. Excluding these items, selling, general and administrative expenses increased slightly from 14.4% as a percentage of revenue in the three months ended March 31, 2018 to 14.5% as a percentage of revenue in the three months ended March 31, 2019.

Research and development expenses were $59 million, or 3.8% as a percentage of revenue, in the three months ended March 31, 2019 as compared to $66 million, or 4.4% as a percentage of revenue, in the three months ended March 31, 2018. Research and development expenses in the three months ended March 31, 2019 and March 31, 2018 included $3 million and $2 million, respectively, of costs related to our restructuring and transformation initiatives. Excluding these costs, research and development expenses as a percentage of revenue decreased from 4.2% in the three months ended March 31, 2018 to 3.6% in the three months ended March 31, 2019 due to cost reduction benefits realized as well as an increased investment in our strategic growth platforms.

Interest and Other Expense Items

Interest expense was $45 million in the three months ended March 31, 2019 compared to $41 million in the three months ended March 31, 2018 due to higher interest rates.

Other expense, net was $8 million in the three months ended March 31, 2019 compared to $5 million in the three months ended March 31, 2018. Other expense, net in the three months ended March 31, 2019 and 2018 each included $6 million of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $9 million for the three months ended March 31, 2019 compared to income tax expense of $7 million for the three months ended March 31, 2018. The increase was primarily driven by a decrease in discrete benefits offset by lower income before taxes in the three months ended March 31, 2019. The decrease in discrete benefits was primarily driven by favorable audit settlements in international jurisdictions during the three months ended March 31, 2018 that did not recur during the three months ended March 31, 2019.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2019 or future periods. The Company regularly reviews our deferred tax assets for recoverability based on the evaluation of positive and negative evidence; given current earnings and anticipated future earnings at certain subsidiaries, the Company believes that there is a reasonable possibility that sufficient positive evidence may become available that would allow the release of a valuation allowance within the next twelve months.
Loss from Discontinued Operations

In the three months ended March 31, 2019, there was no activity related to discontinued operations. In the three months ended March 31, 2018, the loss from discontinued operations, net of tax, was $35 million driven by a ruling on the Kalamazoo environmental site.

Revenue and Operating Income by Segment

The Company manages and reports the following segments:

•
Banking - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM processing hardware and software; cash management and video banking software and customer-facing digital banking services; and related installation, maintenance, and managed and professional services.

•
Retail - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as point of sale terminals and point of sale software; a retail software platform with a comprehensive suite of retail software applications; innovative self-service kiosks, such as self-checkout; as well as bar-code scanners. We also offer installation, maintenance, managed and professional services as well as payment processing solutions.

•
Hospitality - We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single store or restaurant to global chains and sports and entertainment venues. Our solutions include point of sale hardware and software solutions, installation, maintenance, managed and professional services as well as payment processing solutions.

•
Other - This category includes telecommunications and technology solutions where we offer maintenance as well as managed and professional services for third-party hardware provided to select manufacturers who value and leverage our global service capability.

Each of these segments derives its revenue by selling in the geographies in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain non-operational items from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under GAAP. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. Our segment results are reconciled to total Company results reported under GAAP in Note 3. Segment Information and Concentrations of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue.

Banking

The following table shows the Banking revenue and operating income for the three months ended March 31:

	Three months ended March 31
In millions	2019	2018
Revenue	$758	$721
Operating income	$95	$84
Operating income as a percentage of revenue	12.5%	11.7%

In the three months ended March 31, 2019 compared to the three months ended March 31, 2018, revenue increased 5%, due to growth of 21% in ATM revenue driven by higher backlog conversion as well as higher recurring revenue. The revenue growth was mainly driven by strength in North America partially offset by a decline in Asia Pacific. Foreign currency fluctuations had an unfavorable impact of 4% on the revenue comparison.

Operating income increased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in operating income was primarily due to a favorable mix of revenue, both by product and geography, as well as a favorable impact from productivity initiatives.

Retail

The following table shows the Retail revenue and operating income for the three months ended March 31:

	Three months ended March 31
In millions	2019	2018
Revenue	$511	$521
Operating income	$26	$35
Operating income as a percentage of revenue	5.1%	6.7%

In the three months ended March 31, 2019 compared to the three months ended March 31, 2018, revenue decreased 2% driven by a large implementation services project in the prior year partially offset by increase in payment processing revenue and strength in self-checkout revenue. The revenue decline was mainly driven by North America and Japan partially offset by growth in Europe. Foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison.

Operating income decreased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an unfavorable mix of revenue.

Hospitality

The following table shows the Hospitality revenue and operating loss for the three months ended March 31:

	Three months ended March 31
In millions	2019	2018
Revenue	$193	$204
Operating income	$16	$19
Operating income as a percentage of revenue	8.3%	9.3%

In the three months ended March 31, 2019 compared to the three months ended March 31, 2018, revenue decreased 5% due to lower hardware revenue partially offset by higher recurring revenue. The revenue decline was mainly driven by North America. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Operating income decreased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 driven by a decline in hardware revenue, continued investment in customer satisfaction initiatives partially offset by an increase in software revenue.

Other

The following table shows the Other revenue and operating income for the three months ended March 31:

	Three months ended March 31
In millions	2019	2018
Revenue	$74	$71
Operating income	$10	$10
Operating income as a percentage of revenue	13.5%	14.1%

In the three months ended March 31, 2019 compared to the three months ended March 31, 2018, revenue increased 4% due to an increase in recurring revenue. Foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison.

Operating income was flat in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 driven by the increase in revenue offset by investment in sales resources.

Financial Condition, Liquidity, and Capital Resources

Cash used in operating activities was $16 million in the three months ended March 31, 2019 compared to cash used in operating activities of $24 million in the three months ended March 31, 2018. The decrease in cash used in operating activities was due to working capital improvements.

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

The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the three months ended March 31:

	Three months ended March 31
In millions	2019	2018
Net cash used in operating activities	$(16)	$(24)
Expenditures for property, plant and equipment	(22)	(29)
Additions to capitalized software	(43)	(42)
Net cash used in discontinued operations	(6)	(4)
Free cash outflow (non-GAAP)	$(87)	$(99)

The decrease in expenditures for property, plant and equipment is primarily due to tenant improvements in our new world headquarters completed in the previous period, which were partially reimbursed by the lessor and included in net cash provided by operating activities.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment.

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock and borrowings and repayments of credit facilities and notes. During the three months ended March 31, 2018, we repurchased a total of $165 million of our common stock. There were no repurchases of our common stock completed during the three months ended March 31, 2019. During the three months ended March 31, 2019 and 2018, proceeds from employee stock plans were $4 million and $5 million, respectively. During the three months ended March 31, 2019 and 2018, we paid $13 million and $11 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings As of March 31, 2019, our senior secured credit facility consisted of a term loan facility with an aggregate outstanding principal balance of $743 million, and a revolving credit facility in an aggregate principal amount of $1.1 billion, of which $75 million was outstanding, subject to certain covenant limitations. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of March 31, 2019, there were no letters of credit outstanding. As of December 31, 2018, the outstanding principal balance of the term loan facility was $759 million and the outstanding balance on the revolving facility was $120 million.

As of March 31, 2019 and December 31, 2018, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due in 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due in 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of March 31, 2019 and December 31, 2018, the Company had $200 million and $100 million, respectively, outstanding under the facility.

Employee Benefit Plans In 2019, we expect to make contributions of $28 million to our international pension plans, $30 million to our postemployment plan and $2 million to our postretirement plan. For additional information, refer to Note 8. Employee Benefit Plans of the Notes to the Condensed Consolidated Financial Statements.

Transformation and Restructuring Initiatives Our previously announced transformation and restructuring initiatives continue to progress and remain on track. Our services performance and profit improvement program continues to deliver revenue growth and margin expansion. Our manufacturing transformation initiatives to move to a variable cost structure by reducing the number of manufacturing plants and ramping up production with contract manufacturers is substantially complete. Additionally, we are benefiting from our spend optimization program to drive cost savings through operational efficiencies to generate at least $100 million of savings in 2019 and are on track with the actions completed and delivering benefits through March 31, 2019. This initiative will create efficiencies in our corporate functions, reduce spend in the non-strategic areas and limit discretionary spending. We incurred a pre-tax charge of $26 million in the first quarter of 2019 with a cash impact of $18 million. In 2019, for all initiatives, we expect to incur a pre-tax charge of $60 million and a cash impact of $70 million to $80 million.

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended March 31, 2019 and 2018, the Company paid dividends-in-kind of $12 million and $11 million, respectively, associated with the Series A Convertible Preferred Stock. As of March 31, 2019 and December 31, 2018, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three months ended March 31, 2019 or 2018.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

As of March 31, 2019 and December 31, 2018, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 29.4 million and 29.0 million, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at March 31, 2019 and December 31, 2018 were $395 million and $443 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of March 31, 2019, our cash and cash equivalents totaled $414 million and our total debt was $3.23 billion. As of March 31, 2019, our borrowing capacity under the revolving credit facility was approximately $1.0 billion, and under our trade receivables securitization facility was zero. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2018 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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
Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC Regulation S-K Item 303 (a) (4) (ii).
Critical Accounting Policies and Estimates
Management reassessed the critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K and determined that there were no changes to our critical accounting policies or our estimates associated with those policies in the three months ended March 31, 2019.
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

Information About NCR

NCR encourages investors to visit its web site (http://www.ncr.com), which is updated regularly with financial and other important information about NCR. The contents of the Company’s web site are not incorporated into this quarterly report or the Company’s other filings with the U.S. Securities and Exchange Commission.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $12 million as of March 31, 2019 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the first quarter of 2019 compared to the first quarter of 2018 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 3% on first quarter 2019 revenue versus first quarter 2018 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 68% of our borrowings were on a fixed rate basis as of March 31, 2019. The increase in pre-tax interest expense for the three months ended March 31, 2019 from a hypothetical 100 basis point increase in variable interest rates would be approximately $3 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2019, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2019, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

We have implemented new internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements as result of the adoption of new accounting guidance which was effective on January 1, 2019. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 9. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item IA ("Risk Factors") of the Company's 2018 Annual Report on Form 10-K.

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

On March 12, 2017, the Board approved a second share repurchase program, with no expiration from the date of authorization, that provides for the repurchase of up to $300 million of the Company’s common stock. On July 25, 2018, the Board authorized an incremental $200 million of share repurchases under this program.

No shares were repurchased under these programs during the three months ended March 31, 2019.

As of March 31, 2019, $290 million was available for repurchases under the March 2017 program, and approximately $363 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended March 31, 2019, 474,191 shares were purchased at an average price of $28.67 per share.

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

Item 6.     EXHIBITS

10.1	Form of 2019 Stock Option Award Agreement under the NCR Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”).

10.2	Form of 2019 Time-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan.

10.3	Form of 2019 Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan.

10.4	Retirement Agreement, dated March 11, 2019, between Robert P. Fishman and NCR Corporation.

21	Subsidiaries of NCR Corporation.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	May 7, 2019	By:	/s/ Andre J. Fernandez
Andre J. Fernandez Executive Vice President and Chief Financial Officer