Form 10-Q
period 2019-06-30
NCR CORP
filed 2019-08-02
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
Commission File Number 001-00395
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NCR	New York Stock Exchange
As of July 19, 2019, there were approximately 120.4 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Product revenue	$664	$525	$1,203	$1,051
Service revenue	1,046	1,012	2,043	2,003
Total revenue	1,710	1,537	3,246	3,054
Cost of products	539	451	992	871
Cost of services	700	683	1,372	1,360
Selling, general and administrative expenses	252	261	504	506
Research and development expenses	62	65	121	131
Asset impairment charges	—	183	—	183
Total operating expenses	1,553	1,643	2,989	3,051
Income (loss) from operations	157	(106)	257	3
Interest expense	(45)	(41)	(90)	(82)
Other expense, net	(9)	(9)	(17)	(14)
Income (loss) from continuing operations before income taxes	103	(156)	150	(93)
Income tax expense (benefit)	15	(12)	24	(5)
Income (loss) from continuing operations	88	(144)	126	(88)
Loss from discontinued operations, net of tax	—	(2)	—	(37)
Net income (loss)	88	(146)	126	(125)
Net income (loss) attributable to noncontrolling interests	—	(1)	1	—
Net income (loss) attributable to NCR	$88	$(145)	$125	$(125)
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$88	$(143)	$125	$(88)
Dividends on convertible preferred stock	(12)	(12)	(25)	(24)
Income (loss) from continuing operations attributable to NCR common stockholders	76	(155)	100	(112)
Loss from discontinued operations, net of tax	—	(2)	—	(37)
Net income (loss) attributable to NCR common stockholders	$76	$(157)	$100	$(149)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.63	$(1.31)	$0.83	$(0.94)
Diluted	$0.58	$(1.31)	$0.81	$(0.94)
Net income (loss) per common share
Basic	$0.63	$(1.33)	$0.83	$(1.26)
Diluted	$0.58	$(1.33)	$0.81	$(1.26)
Weighted average common shares outstanding
Basic	120.2	117.9	119.8	118.6
Diluted	152.7	117.9	123.0	118.6
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Net income (loss)	$88	$(146)	$126	$(125)
Other comprehensive (loss) income:
Currency translation adjustments
Currency translation gains (losses)	(8)	(49)	11	(30)
Derivatives
Unrealized gains on derivatives	—	9	1	4
Gains on derivatives recognized during the period	(2)	(1)	(3)	—
Less income tax provision	1	—	1	—
Employee benefit plans
Amortization of prior service benefit	(2)	(3)	(4)	(5)
Amortization of actuarial (losses) gains	—	1	(1)	1
Less income tax benefit	—	—	—	1
Other comprehensive income (loss)	(11)	(43)	5	(29)
Total comprehensive income (loss)	77	(189)	131	(154)
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	—	(1)	1	—
Currency translation losses	—	(3)	—	(3)
Amounts attributable to noncontrolling interests	—	(4)	1	(3)
Comprehensive income (loss) attributable to NCR	$77	$(185)	$130	(151)
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$335	$464
Accounts receivable, net	1,430	1,356
Inventories	868	806
Other current assets	402	397
Total current assets	3,035	3,023
Property, plant and equipment, net	372	359
Goodwill	2,707	2,692
Intangibles, net	553	595
Operating lease assets	414	—
Prepaid pension cost	151	140
Deferred income taxes	468	448
Other assets	522	504
Total assets	$8,222	$7,761
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$198	$185
Accounts payable	769	897
Payroll and benefits liabilities	235	238
Contract liabilities	546	461
Other current liabilities	555	501
Total current liabilities	2,303	2,282
Long-term debt	2,918	2,980
Pension and indemnity plan liabilities	767	759
Postretirement and postemployment benefits liabilities	120	118
Income tax accruals	94	91
Operating lease liabilities	389	—
Other liabilities	186	259
Total liabilities	6,777	6,489
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interest	14	14
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.9 and 0.9 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively; redemption amount and liquidation preference of $895 and $871 as of June 30, 2019 and December 31, 2018, respectively	884	859
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 120.3 and 118.7 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Paid-in capital	76	34
Retained earnings	706	606
Accumulated other comprehensive loss	(241)	(246)
Total NCR stockholders’ equity	542	395
Noncontrolling interests in subsidiaries	5	4
Total stockholders’ equity	547	399
Total liabilities and stockholders’ equity	$8,222	$7,761
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2019	2018
Operating activities
Net income	$126	$(125)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	37
Depreciation and amortization	160	171
Stock-based compensation expense	48	40
Deferred income taxes	(17)	1
Impairment of goodwill and long-lived assets	—	193
Gain on sale of property, plant and equipment	(6)	—
Changes in assets and liabilities:
Receivables	(71)	(41)
Inventories	(64)	(88)
Current payables and accrued expenses	(144)	(57)
Contract liabilities	76	—
Employee benefit plans	(9)	(8)
Other assets and liabilities	(28)	(28)
Net cash provided by operating activities	71	95
Investing activities
Expenditures for property, plant and equipment	(35)	(70)
Proceeds from sale of property, plant and equipment	11	—
Additions to capitalized software	(103)	(86)
Business acquisitions, net	(12)	—
Other investing activities, net	5	(3)
Net cash used in investing activities	(134)	(159)
Financing activities
Short term borrowings, net	4	2
Payments on term credit facilities	(39)	(34)
Payments on revolving credit facilities	(914)	(1,013)
Borrowings on revolving credit facilities	897	1,163
Repurchases of Company common stock	—	(210)
Proceeds from employee stock plans	10	11
Tax withholding payments on behalf of employees	(16)	(29)
Net cash used in financing activities	(58)	(110)
Cash flows from discontinued operations
Net cash used in operating activities	(11)	(11)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(8)
Decrease in cash, cash equivalents, and restricted cash	(131)	(193)
Cash, cash equivalents and restricted cash at beginning of period	476	543
Cash, cash equivalents and restricted cash at end of period	$345	$350

In millions	June 30
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows
Cash and cash equivalents	$335	$343
Restricted cash included in other assets	10	7
Total cash, cash equivalents and restricted cash	$345	$350
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2018	119	$1	$34	$606	$(246)	$4	$399
Comprehensive income:
Net income	—	—	—	37	—	1	38
Other comprehensive income	—	—	—	—	16	—	16
Total comprehensive income	—	—	—	37	16	1	54
Employee stock purchase and stock compensation plans	1	—	14	—	—	—	14
Series A convertible preferred stock dividends	—	—	—	(13)	—	—	(13)
March 31, 2019	120	1	48	630	(230)	5	454
Comprehensive income:
Net income	—	—	—	88	—	—	88
Other comprehensive income	—	—	—		(11)	—	(11)
Total comprehensive income	—	—	—	88	(11)	—	77
Employee stock purchase and stock compensation plans	—	—	28	—	—	—	28
Series A convertible preferred stock dividends	—	—	—	(12)	—	—	(12)
June 30, 2019	120	$1	$76	$706	$(241)	$5	$547
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited) - (Continued)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2017	122	$1	$60	$857	$(199)	$3	$722
Comprehensive income:
Net income	—	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	14	—	14
Total comprehensive income	—	—	—	20	14	—	34
Effects of adoption of new accounting standards	—	—	—	14	1	—	15
Employee stock purchase and stock compensation plans	1	—	8	—	—	—	8
Repurchase of Company common stock	(5)	—	(68)	(97)	—	—	(165)
Series A convertible preferred stock dividends	—	—	—	(12)	—	—	(12)
March 31, 2018	118	1	—	782	(184)	3	602
Comprehensive income:
Net income	—	—	—	(145)	—	—	(145)
Other comprehensive income	—	—	—	—	(40)	—	(40)
Total comprehensive income	—	—	—	(145)	(40)	—	(185)
Employee stock purchase and stock compensation plans	1	—	14	—	—	—	14
Repurchase of Company common stock	(1)	—	(14)	(31)	—	—	(45)
Series A convertible preferred stock dividends	—	—	—	(12)	—	—	(12)
June 30, 2018	118	$1	$—	$594	$(224)	$3	$374
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

Acquisition of D3 Technology, Incorporated On July 2, 2019, the Company announced the acquisition of D3 Technology ("D3"), a provider of online and mobile banking for the Large Financial Institution (LFI) market, for approximately $80 million, which was paid in cash. The acquisition is expected to further expand our Digital Banking strategy.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Contract Assets and Liabilities The following table presents the net contract asset and contract liability balances as of June 30, 2019 and December 31, 2018.

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2019	December 31, 2018
Current portion of contract assets	Other current assets	$16	$22
Current portion of contract liabilities	Contract liabilities	$546	$461
Non-current portion of contract liabilities	Other liabilities	$79	$85

During the six months ended June 30, 2019, the Company recognized $272 million in revenue that was included in contract liabilities as of December 31, 2018.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.3 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made two elections that affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for Software as a Service (SaaS) contracts where variable consideration is directly

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

allocated based on usage or when the original expected length is one year or less.

Redeemable Noncontrolling Interests and Related Party Transactions In 2011, we sold a 49% voting equity interest in NCR Brasil - Indústria de Equipamentos para Automação S.A., a subsidiary of the Company ("NCR Manaus"), to Scopus Tecnologia Ltda. (now known as Nova Paiol Participacoes Ltda., and "Nova" as used herin). During the three months ended June 30, 2019, we entered into a definitive agreement with Nova to purchase its 49% minority interest in NCR Manaus for R$11 million or approximately $3 million. The transaction, which is subject to approval by local regulatory authorities and other customary closing conditions, is currently expected to close by the end of the third quarter of 2019. However, it is possible that factors outside of our control could require us to complete the transaction at a later time or not at all.

We recognized revenue related to Banco Bradesco SA (Bradesco), the parent of Nova, totaling $3 million and $22 million, respectively, during the three and six months ended June 30, 2019 as compared to $3 million and $7 million, respectively, during the three and six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, we had zero and $15 million, respectively, in receivables outstanding from Bradesco.

Recent Accounting Pronouncements

Issued

In August 2018, the Financial Accounting Standards Board (FASB) issued an accounting standards update with new guidance on fair value measurement disclosure requirements that requires the disclosure of additions to and transfers into and out of Level 3 of the fair value hierarchy. The update also requires disclosure about the uncertainty in measurement as of the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

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

Adopted

In February 2016, the FASB issued a new leasing standard that superseded guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. We adopted using the modified retrospective approach and applied the provisions of the new leasing standard at the effective date, January 1, 2019, rather than at the beginning of the earliest period presented under the transition method provided. The standard also includes options to elect a number of practical expedients.  We elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and also completed the evaluation of the remaining practical expedients available under the guidance. Refer to Note 2. Leasing for additional discussion. The standard had a material effect to the total assets and total liabilities reported on the Condensed Consolidated Balance Sheet, and did not have a material effect to the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows. The impact of adoption was to record operating and financing lease assets and liabilities of $448 million and $521 million, respectively, with a reduction of $73 million for deferred rent liabilities and prepaid rent balances as of January 1, 2019. Refer to Note 2. Leasing for additional disclosure.

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

The following table presents our lease balances as of June 30, 2019:

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$414
Finance lease assets	Property, plant and equipment, net	11
Accumulated Amortization of Finance lease assets	Property, plant and equipment, net	(1)
Total leased assets		$424
Liabilities
Current
Operating lease liabilities	Other current liabilities	$99
Finance lease liabilities	Other current liabilities	3
Noncurrent
Operating lease liabilities	Operating lease liabilities	389
Finance lease liabilities	Other liabilities	7
Total lease liabilities		$498

The following table presents our lease costs for operating and finance leases:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$34	$69
Finance lease cost
Amortization of leased assets	1	1
Interest on lease liabilities	—	—
Short-Term lease cost	1	3
Variable lease cost	7	16
Total lease cost	$43	$89

The following table presents the supplemental cash flow information:

In millions	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38	$70
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$8	$20
Finance Leases	$8	$9

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2019:

In millions	Operating Leases	Finance Leases
2019	$68	$2
2020	107	3
2021	81	3
2022	61	2
2023	44	1
Thereafter	307	—
Total lease payments	668	11
Less: Amount representing interest	(180)	(1)
Present value of lease liabilities	$488	$10

Prior to the adoption of the new lease accounting standard, future minimum lease payments under non-cancelable operating leases at December 31, 2018 were as follows: $128 million in 2019, $96 million in 2020, $80 million in 2021, $64 million in 2022, and $50 million in 2023.

As of June 30, 2019, we have additional operating leases, primarily for a real estate lease in Europe, that have not yet commenced of $70 million. This operating lease is expected to commence in 2021 with a lease term of 10 years.

The following table presents the weighted average remaining lease term and interest rates:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

June 30, 2019
Weighted average lease term:
Operating leases	9.1 years
Finance leases	3.8 years
Weighted average interest rates:
Operating leases	6.51%
Finance leases	4.67%

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

The following table presents revenue and operating income by segment:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Revenue by segment
Banking	$868	$725	$1,626	$1,446
Retail	558	537	1,069	1,058
Hospitality	202	198	395	402
Other	82	77	156	148
Consolidated revenue	$1,710	$1,537	$3,246	$3,054
Operating income by segment
Banking	$129	$94	$224	$178
Retail	40	41	66	76
Hospitality	13	19	29	38
Other	10	11	20	21
Subtotal - segment operating income	192	165	339	313
Other adjustments (1)	35	271	82	310
Income from operations	$157	$(106)	$257	$3

(1)	The following table presents the other adjustments for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Transformation and restructuring costs	$14	$66	$40	$82
Asset impairment charges	—	183	—	183
Acquisition-related amortization of intangible assets	21	21	42	44
Acquisition-related costs	—	1	—	1
Total other adjustments	$35	$271	$82	$310

The following table presents revenue by geography for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Americas	$1,029	$875	$1,949	$1,764
Europe, Middle East and Africa (EMEA)	452	418	871	826
Asia Pacific (APJ)	229	244	426	464
Total revenue	$1,710	$1,537	$3,246	$3,054

The following tables present revenue from products and services for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Product revenue	$664	$525	$1,203	$1,051
Professional services and installation services revenue	270	271	508	527
Recurring revenue, including maintenance, cloud revenue and payments	776	741	1,535	1,476
Total revenue	$1,710	$1,537	$3,246	$3,054

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Software	$496	$470	$963	$930
Services	622	610	1,207	1,211
Hardware	592	457	1,076	913
Total revenue	$1,710	$1,537	$3,246	$3,054

4. GOODWILL AND LONG-LIVED ASSETS

As noted in Note 1. Basis of Presentation and Summary of Significant Accounting Policies, effective January 1, 2019, the Company began management of its business on an industry basis, changing from the previous model of management on a solution basis, which resulted in a corresponding change to NCR's reportable segments. In connection with the change in reportable segments, during the first quarter of 2019, the Company determined its reporting units and then assigned goodwill to the new reporting units based on the relative fair value allocation approach. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. We have reclassified prior period goodwill disclosures to conform to the current period presentation.

The carrying amounts of goodwill by segment as of June 30, 2019 and December 31, 2018 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2018						June 30, 2019
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,718	$(101)	$1,617	$—	$—	$(1)	$1,717	$(101)	$1,616
Retail	571	(34)	537	5	—	—	576	(34)	542
Hospitality	385	(23)	362	11	—	—	396	(23)	373
Other	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$2,861	$(169)	$2,692	$16	$—	$(1)	$2,876	$(169)	$2,707

Additions during 2019 represent a purchase accounting adjustment related to the acquisition of JetPay Corporation as well as goodwill from several acquisitions of resellers within the Hospitality segment that were completed in the first and second quarters of 2019.

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	June 30, 2019		December 31, 2018
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$726	$(244)	$726	$(218)
Intellectual property	2 - 8	443	(384)	443	(373)
Customer contracts	8	89	(88)	89	(87)
Tradenames	2 - 10	75	(64)	75	(60)
Total identifiable intangible assets		$1,333	$(780)	$1,333	$(738)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended June 30, 2019	Six months ended June 30, 2019	Remainder of 2019 (estimated)
Amortization expense	$21	$42	$43

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the years ended December 31 (estimated)
In millions	2020	2021	2022	2023	2024
Amortization expense	$68	$59	$55	$52	$47

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	June 30, 2019		December 31, 2018
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$90	4.41%	$84	4.51%
Trade Receivables Securitization Facility	100	3.25%	100	3.37%
Other (2)	8	5.73%	1	4.92%
Total short-term borrowings	$198		$185
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$630	4.41%	$675	4.51%
Revolving credit facility (1)	100	4.41%	120	4.49%
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	500		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
Deferred financing fees	(15)		(18)
Other (1)	3	0.44%	3	0.59%
Total long-term debt	$2,918		$2,980

(1)	Interest rates are weighted-average interest rates as of June 30, 2019 and December 31, 2018.

Senior Secured Credit Facility On March 31, 2016, the Company amended and restated its senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, and refinanced its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). As of June 30, 2019, the Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal amount outstanding of $720 million and a revolving credit facility with an aggregate principal amount of $1.1 billion, of which $100 million was outstanding. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2019, there were no letters of credit outstanding.

Up to $400 million of the revolving credit facility is available to the Foreign Borrowers. Term loans were made to the Company in U.S. Dollars, and loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments of approximately $17 million which began on June 30, 2018, and $23 million beginning June 30, 2019, with the balance being due at maturity on March 31, 2021. Borrowings under the revolving portion of the credit facility are due March 31, 2021. Amounts outstanding under the Senior Secured Credit Facility bear interest at LIBOR (or, in the case of amounts denominated in Euros, EURIBOR), or, at NCR’s option, in the case of amounts denominated in U.S. Dollars, at a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMCB’s “prime rate” and (c) the one-month LIBOR rate plus 1.00% (the Base Rate), plus, in each case, a margin ranging from 1.25% to 2.25% for LIBOR-based loans that are either term loans or revolving loans and EURIBOR-based revolving loans and ranging from 0.25% to 1.25% for Base Rate-based loans that are either term loans or revolving loans, in each case, depending on the Company’s consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility.

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

At June 30, 2019, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.10 to 1.00.

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

Senior Unsecured Notes On September 17, 2012, the Company issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 (the 5.00% Notes). The 5.00% Notes were sold at 100% of the principal amount and will mature on July 15, 2022. On December 18, 2012, the Company issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021 (the 4.625% Notes). The 4.625% Notes were sold at 100% of the principal amount and will mature on February 15, 2021. On December 19, 2013, the Company issued $400 million aggregate principal amount of 5.875% senior unsecured notes due in 2021 (the 5.875% Notes) and $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023 (the 6.375% Notes). The 5.875% Notes were sold at 100% of the principal amount and will mature on December 15, 2021 and the 6.375% Notes were sold at 100% of the principal amount and will mature on December 15, 2023. The senior unsecured notes are guaranteed, fully and unconditionally, on an unsecured senior basis, by our subsidiary, NCR International, Inc. Under the indentures for these notes, the Company, has the option to redeem each series of notes, in whole or in part, at various times for specified prices, plus accrued and unpaid interest.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $607 million and $526 million of outstanding accounts receivable as of June 30, 2019 and December 31, 2018, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2019 and December 31, 2018 was $3.16 billion and $3.11 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $15 million for the three months ended June 30, 2019 compared to income tax benefit of $12 million for the three months ended June 30, 2018. The increase in income tax expense was primarily driven by higher income before taxes in the three months ended June 30, 2019.

Income tax expense was $24 million for the six months ended June 30, 2019 compared to an income tax benefit of $5 million for the six months ended June 30, 2018. The increase in income tax expense was primarily driven by higher income before taxes in the six months ended June 30, 2019.

The Company engages in regular discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of June 30, 2019, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $5 million to $10 million in the next 12 months.

7. STOCK COMPENSATION PLANS

As of June 30, 2019, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Restricted stock units	$22	$24	$42	$37
Stock options	2	1	4	1
Employee stock purchase plan	1	1	2	2
Stock-based compensation expense	25	26	48	40
Tax benefit	(4)	(4)	(7)	(7)
Total stock-based compensation expense (net of tax)	$21	$22	$41	$33

Stock-based compensation expense is recognized in the financial statements based upon grant date fair value. The Company granted stock options and the weighted average fair value of option grants was estimated based on the below weighted average assumptions, which was $8.07 and $9.80 for the six months ended June 30, 2019 and 2018, respectively. The stock options that were granted for the six months ended June 30, 2019 and 2018 had a seven year contractual term and will vest over four years.

	Six months ended June 30
	2019	2018
Dividend yield	$—	$—
Risk-free interest rate	2.50%	2.50%
Expected volatility	34.79%	34.80%
Expected holding period (years)	3.9	3.8

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

As of June 30, 2019, the total unrecognized compensation cost of $119 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.0 year. As of June 30, 2019, the total unrecognized compensation cost of $29 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.7 years.

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

For the three months ended June 30, 2019, employees purchased 0.2 million shares, at a discounted price of $24.02. For the three months ended June 30, 2018, employees purchased 0.1 million shares, at a discounted price of $26.18.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2019	2018	2019	2018	2019	2018
Net service cost	$—	$—	$1	$2	$1	$2
Interest cost	17	15	5	6	22	21
Expected return on plan assets	(12)	(11)	(7)	(8)	(19)	(19)
Net periodic benefit cost (income)	$5	$4	$(1)	$—	$4	$4

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Components of net periodic benefit cost (income) of the pension plans for the six months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2019	2018	2019	2018	2019	2018
Net service cost	$—	$—	$3	$4	$3	$4
Interest cost	33	30	10	11	43	41
Expected return on plan assets	(22)	(22)	(15)	(16)	(37)	(38)
Net periodic benefit cost (income)	$11	$8	$(2)	$(1)	$9	$7

The benefit from the postretirement plan for the following periods were:

In millions	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Amortization of:
Prior service benefit	$(1)	$(2)	$(2)	$(3)
Actuarial loss	—	1	—	1
Net postretirement benefit	$(1)	$(1)	$(2)	$(2)

The net cost of the postemployment plan for the following periods were:

	Three months ended June 30		Six months ended June 30
In millions	2019	2018	2019	2018
Net service cost	$5	$9	$19	$19
Interest cost	1	1	2	2
Amortization of:
Prior service benefit	(1)	(1)	(2)	(2)
Actuarial gain	—	—	(1)	—
Net benefit cost	$5	$9	$18	$19

Employer Contributions

Pension For the three and six months ended June 30, 2019, NCR contributed $5 million and $11 million, respectively, to its international pension plans. NCR anticipates contributing an additional $17 million to its international pension plans for a total of $28 million in 2019.

Postretirement For the three and six months ended June 30, 2019, NCR contributed zero and $1 million of contributions, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $1 million to its U.S. postretirement plan for a total of $2 million in 2019.

Postemployment For the three and six months ended June 30, 2019, NCR contributed $8 million and $22 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $8 million to its postemployment plans for a total of $30 million in 2019.

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

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R$168 million, or approximately $44 million as of June 30, 2019, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. At the time of the assessment, we did not record an accrual for the assessment as the Company believed it had a valid position regarding indirect taxes in Brazil and, as such, filed an appeal in 2014. In December 2017, the Company prevailed in this appeal regarding substantially all of the disputed amounts. The Brazilian federal tax authority further appealed this dispute to the next procedural level, in which an intermediate tribunal decided in NCR's favor in August 2018 and issued an opinion to that effect on February 25, 2019. The Brazilian tax authorities appealed one of the matters included within this decision. In May 2019, the Supreme Administrative Court issued an opinion in favor of NCR finally resolving this matter and canceling any future assessments related to this matter. As such, the estimated aggregate risk related to this matter is zero as of June 30, 2019.
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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of June 30, 2019 and December 31, 2018, the receivable under the Funding Agreement was approximately $46 million and $45 million, respectively, and was included in other assets in the Condensed Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable in 2020 or later, likely after the remediation efforts related to the Fox River matter, described below, are complete. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

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
In the quarter ending September 30, 2017, the remediation general contractor commenced an arbitration against the LLC, in a dispute over contract interpretation. The hearing on this matter was completed in June 2019. The parties expect to submit post-trial briefs in August 2019 and at that time the case will be submitted to the arbitration panel. The amounts claimed by the contractor range from approximately $46 million to approximately $53 million; the Company disputed the claims and contested them vigorously during the hearing. To the extent, if any, that the contractor’s claims are successful, the Company’s indemnitors and co-obligors, described below, would be expected to bear responsibility for the majority of any award, with the Company’s share of approximately one-fourth of such award. A decision from the arbitration panel is not expected until at least the fourth quarter of 2019.

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
NCR's eventual remediation liability, followed by long-term monitoring expected to be performed by others, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. The significant factors include: (1) the total remaining clean-up costs, in-river remediation is expected to be completed in 2019, depending on the outcome of certain requests made by the governments concerning additional dredging, the expected cost impact of which is expected to be neutral or non-material to the Company, including long-term monitoring following completion of the clean-up, and what parties are assigned to discharge the post-clean-up tasks (as noted, the Company no longer expects to bear long-term monitoring costs); (2) total NRD for the site and the share that NCR will bear (which is now resolved as to the Company); (3) the share of clean-up costs that NCR will bear (which is resolved under the CD settlement); (4) NCR's transaction and litigation costs to defend itself in this matter (with remaining litigation expected to be limited to the claim brought by the general contractor); and (5) the share of NCR's payments that BAT will bear (which is governed by the Cost Sharing Agreement and the Funding Agreement, BAT has made all of the payments requested of it, and as discussed above; API is in bankruptcy and is not presumed likely to bear further shares of NCR’s payments). With respect to NRD, in connection with a certain settlement entered into by other PRPs in 2015, the Government withdrew the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company.
Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of June 30, 2019, the gross reserve for the Fox River matter was approximately $14 million, compared to $21 million as of December 31, 2018. As of June 30, 2019, the net reserve for the Fox River matter was approximately $11 million, compared to $17 million as of December 31, 2018. The change in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of June 30, 2019 and December 31, 2018, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
In light of the 2018 decision, the Company increased its reserve for the Kalamazoo River matter during 2018. The total reserve for Kalamazoo was $46 million as of June 30, 2019 as compared to $47 million as of December 31, 2018; that figure is reported on a basis that is net of expected contributions from the Company's co-obligors and, if and when the applicable threshold is reached, its indemnitors. As many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time), the Company has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of NCR’s potential liability remains subject to many uncertainties, particularly inasmuch as remedy decisions and cost estimates will not be generated until times in the future and as most of the work to be performed will not take place until the 2020s and 2030s. Under other assumptions or estimates for possible costs of remediation, which the Company does not at this point consider to be reasonably estimable or verifiable, it is possible that the reserve the Company has taken to discontinued operations reflected in this paragraph could more than approximately double the reflected reserve.
In July 2018 the Company appealed to the United States Court of Appeals for the Sixth Circuit both the 2013 court decision, which it believes is in conflict with a decision from the Fox River trial court as to Operable Unit 1 of that site and an affirmance of that decision from the Court of Appeals for the Seventh Circuit, and the 2018 court decision, on various legal grounds. The Company filed a bond to stay any execution of the judgment pending the appeal, and its application for a stay was approved by the court and remains stayed as of June 2019.
Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through June 30, 2019, NCR has received a combined gross total of approximately $202 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, owing to considerations under applicable Michigan law. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of June 30, 2019 and December 31, 2018, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2019	2018
Warranty reserve liability
Beginning balance as of January 1	$26	$26
Accruals for warranties issued	16	12
Settlements (in cash or in kind)	(20)	(17)
Ending balance as of June 30	$22	$21

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

10. SERIES A CONVERTIBLE PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended June 30, 2019 and 2018, the Company paid dividends-in-kind of $12 million and $12 million, respectively, associated with the Series A Convertible Preferred Stock. During the six months ended June 30, 2019 and 2018, the Company paid dividends-

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

in-kind of $24 million and $23 million, respectively, associated with the Series A Convertible Preferred Stock. As of June 30, 2019 and December 31, 2018, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three and six months ended June 30, 2019 or 2018.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

As of June 30, 2019 and December 31, 2018, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 29.8 million and 29.0 million shares, respectively.

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

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Numerator
Income from continuing operations	$88	$(143)	$125	$(88)
Series A Convertible Preferred Stock dividends	(12)	(12)	(25)	(24)
Income from continuing operations attributable to NCR common stockholders	76	(155)	100	(112)
Loss from discontinued operations, net of tax	—	(2)	—	(37)
Net income attributable to NCR common stockholders	$76	$(157)	$100	$(149)

Denominator
Basic weighted average number of shares outstanding	120.2	117.9	119.8	118.6

Basic earnings per share:
From continuing operations	$0.63	$(1.31)	$0.83	$(0.94)
From discontinued operations	—	(0.02)	—	(0.32)
Total basic earnings per share	$0.63	$(1.33)	$0.83	$(1.26)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Numerator
Income from continuing operations	$88	$(143)	$125	$(88)
Series A Convertible Preferred Stock dividends	—	(12)	(25)	(24)
Income from continuing operations attributable to NCR common stockholders	88	(155)	100	(112)
Loss from discontinued operations, net of tax	—	(2)	—	(37)
Net income attributable to NCR common stockholders	$88	$(157)	$100	$(149)

Basic weighted average number of shares outstanding	120.2	117.9	119.8	118.6
Dilutive effect of as-if converted Series A Convertible Preferred Stock	29.6	—	—	—
Dilutive effect of restricted stock units	2.9	—	3.2	—
Denominator	152.7	117.9	123.0	118.6

Diluted earnings per share:
From continuing operations	$0.58	$(1.31)	$0.81	$(0.94)
From discontinued operations	—	(0.02)	—	(0.32)
Total diluted earnings per share	$0.58	$(1.33)	$0.81	$(1.26)

For the three months ended June 30, 2019, it was more dilutive to assume the Series A Convertible Preferred Stock was converted to common stock and therefore the weighted average outstanding shares of common stock were adjusted by the as-if converted Series A Convertible Preferred Stock. For the three months ended June 30, 2019, weighted average restricted stock units and stock options of 4.7 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the three months ended June 30, 2018, shares related to the as-if converted Series A Convertible Preferred Stock of 28.1 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended June 30, 2018, weighted average restricted stock units and stock options of 2.3 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the six months ended June 30, 2019, shares related to the as-if converted Series A Convertible Preferred Stock of 29.4 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the six months ended June 30, 2019, weighted average restricted stock units and stock options of 5.1 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the six months ended June 30, 2018, shares related to the as-if converted Series A Convertible Preferred Stock of 27.9 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the six months ended June 30, 2018, weighted average restricted stock units and stock options of 2.3 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2019, the balance in AOCI related to foreign exchange derivative transactions was a gain of $1 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

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
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Fair Values of Derivative Instruments
	June 30, 2019
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$89	$3	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$3			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$154	$—	Other current liabilities	$280	$1
Total derivatives not designated as hedging instruments			$—			$1
Total derivatives			$3			$1

	Fair Values of Derivative Instruments
	December 31, 2018
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$169	$4	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$4			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$219	$1	Other current liabilities	$157	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$5			$1

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2019	For the three months ended June 30, 2018	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2019	For the three months ended June 30, 2018
Foreign exchange contracts	$—	$9	Cost of products	$(2)	$(1)

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2019	For the six months ended June 30, 2018	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Foreign exchange contracts	$1	$4	Cost of products	$(3)	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended June 30		Six months ended June 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2019	2018	2019	2018
Foreign exchange contracts	Other (expense), net	$(3)	$(3)	$(8)	$(3)

Refer to Note 13, “Fair Value of Assets and Liabilities” for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2019, we did not have any significant concentration of credit risk related to financial instruments.

13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are set forth as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	June 30, 2019
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$2	$2	$—	$—
Foreign exchange contracts (2)	3	—	3	—
Total	$5	$2	$3	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

	December 31, 2018
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$8	$8	$—	$—
Foreign exchange contracts (2)	5	—	5	—
Total	$13	$8	$5	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three and six months ended June 30, 2019 and 2018.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2018	$(234)	$(14)	$2	$(246)
Other comprehensive income (loss) before reclassifications	11	—	1	12
Amounts reclassified from AOCI	—	(5)	(2)	(7)
Net current period other comprehensive (loss) income	11	(5)	(1)	5
Balance as of June 30, 2019	$(223)	$(19)	$1	$(241)

Reclassifications Out of AOCI

	For the three months ended June 30, 2019
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Selling, general and administrative expenses	—	(2)	—	(2)
Total before tax	$—	$(2)	$(2)	$(4)
Tax expense				1
Total reclassifications, net of tax				$(3)

	For the three months ended June 30, 2018
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(1)	$(1)
Cost of services	1	(1)	—	—
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	(1)	—	(1)
Total before tax	$1	$(3)	$(1)	$(3)
Tax expense				—
Total reclassifications, net of tax				$(3)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the six months ended June 30, 2019
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(3)	$(3)
Cost of services	(1)	(2)	—	(3)
Selling, general and administrative expenses	—	(2)	—	(2)
Total before tax	$(1)	$(4)	$(3)	$(8)
Tax expense				1
Total reclassifications, net of tax				$(7)

	For the six months ended June 30, 2018
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of services	$1	$(3)	$(2)
Selling, general and administrative expenses	—	(1)	(1)
Research and development expenses	—	(1)	(1)
Total before tax	$1	$(5)	$(4)
Tax expense			1
Total reclassifications, net of tax			$(3)

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

As a result of the restructuring plan, the Company recorded a total charge of $2 million and $24 million in the three months ended June 30, 2019 and June 30, 2018, respectively, and $4 million and $24 million in the six months ended June 30, 2019 and June 30, 2018, respectively. The restructuring program was substantially completed as of June 30, 2019.

The following table summarizes the total charges related to the restructuring plan for the three and six months ended June 30, 2019:

In millions	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Severance and other employee related costs	$—	$1
Inventory related charges	7	7
Asset related charges	(6)	(6)
Other exit costs	1	2
Total charge	$2	$4

Severance and other employee related costs The Company recorded zero and $1 million of employee related costs in the three and six months ended June 30, 2019, respectively, in accordance with ASC 420, Exit or Disposal Cost Obligations. There were no discrete charges in accordance with ASC 712, Employers’ Accounting for Postemployment Benefits recorded in the three and six months ended June 30, 2019.

Inventory related charges The Company recorded $7 million of inventory related charges for rationalizing its product portfolio and writing down inventory to be sold to third party suppliers to the lower of cost or net realizable value in the three and six months ended June 30, 2019. These costs were included within cost of products in the Condensed Consolidated Statement of Operations.

Asset related charges The Company recorded a $6 million gain on the sale of the two plant locations in the three and six months ended June 30, 2019.

Other exit costs The Company recorded $1 million and $2 million in the three and six months ended June 30, 2019 for costs primarily related to moving inventory as well as clean-up costs from the plant locations that were closed. These costs were included within cost of products and selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations.

The following table summarizes the total charges related to the restructuring plan for the three and six months ended June 30, 2018:

In millions	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Severance and other employee related costs	$5	$5
Inventory related charges	17	17
Other exit costs	2	2
Total charge	$24	$24

Severance and other employee related costs The Company recorded $3 million of employee related costs in accordance with ASC 712, Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable in the three and six months ended June 30, 2018. The Company recorded $2 million of employee related costs in accordance with ASC 420, Exit or Disposal Cost Obligations in the three and six months ended June 30, 2018. These costs were included within cost of products in the Condensed Consolidated Statement of Operations.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Inventory related charges The Company recorded $17 million of inventory related charges for rationalizing its product portfolio and writing down inventory to be sold to third party suppliers to the lower of cost or net realizable value in the three and six months ended June 30, 2018. These costs were included within cost of products in the Condensed Consolidated Statement of Operations.

Other exit costs The Company recorded $2 million for costs primarily related to moving inventory and fixed assets from the plant locations that will be closed in the three and six months ended June 30, 2018. These costs were included within cost of products and selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations.

The results by segment, as disclosed in Note 3. Segment Information and Concentrations, exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. The following table summarizes the costs recorded in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Employers’ Accounting for Postemployment Benefits, and the remaining liabilities as of June 30, 2019, which are included in the Condensed Consolidated Balance Sheet in Other Current Liabilities.

In millions	June 30, 2019
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$2
Cost recognized during the period	3
Utilization	(5)
Ending balance as of June 30	$—

16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2019	December 31, 2018
Accounts receivable
Trade	$1,435	$1,364
Other	30	23
Accounts receivable, gross	1,465	1,387
Less: allowance for doubtful accounts	(35)	(31)
Total accounts receivable, net	$1,430	$1,356

The components of inventory are summarized as follows:

In millions	June 30, 2019	December 31, 2018
Inventories
Work in process and raw materials	$235	$237
Finished goods	261	214
Service parts	372	355
Total inventories	$868	$806

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended June 30, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$344	$3	$399	$(82)	$664
Service revenue	552	1	493	—	1,046
Total revenue	896	4	892	(82)	1,710
Cost of products	288	1	332	(82)	539
Cost of services	339	1	360	—	700
Selling, general and administrative expenses	141	—	111	—	252
Research and development expenses	34	—	28	—	62
Total operating expenses	802	2	831	(82)	1,553
Income (loss) from operations	94	2	61	—	157
Interest expense	(43)	—	(4)	2	(45)
Other (expense) income, net	(7)	2	(2)	(2)	(9)
Income (loss) from continuing operations before income taxes	44	4	55	—	103
Income tax expense (benefit)	(48)	(17)	80	—	15
Income (loss) from continuing operations before earnings in subsidiaries	92	21	(25)	—	88
Equity in earnings of consolidated subsidiaries	(4)	62	—	(58)	—
Income (loss) from continuing operations	88	83	(25)	(58)	88
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$88	$83	$(25)	$(58)	$88
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$88	$83	$(25)	$(58)	$88
Total comprehensive income (loss)	163	68	(34)	(120)	77
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$163	$68	$(34)	$(120)	$77

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the six months ended June 30, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$617	$5	$709	$(128)	$1,203
Service revenue	1,075	3	965	—	2,043
Total revenue	1,692	8	1,674	(128)	3,246
Cost of products	534	1	585	(128)	992
Cost of services	702	2	668	—	1,372
Selling, general and administrative expenses	281	—	223	—	504
Research and development expenses	67	—	54	—	121
Total operating expenses	1,584	3	1,530	(128)	2,989
Income (loss) from operations	108	5	144	—	257
Interest expense	(86)	—	(9)	5	(90)
Other (expense) income, net	(20)	4	4	(5)	(17)
Income (loss) from continuing operations before income taxes	2	9	139	—	150
Income tax expense (benefit)	1	(18)	41	—	24
Income (loss) from continuing operations before earnings in subsidiaries	1	27	98	—	126
Equity in earnings of consolidated subsidiaries	124	156	—	(280)	—
Income (loss) from continuing operations	125	183	98	(280)	126
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$125	$183	$98	$(280)	$126
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$125	$183	$97	$(280)	$125
Total comprehensive income (loss)	253	185	104	(411)	131
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$253	$185	$103	$(411)	$130

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
June 30, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18	$2	$315	$—	$335
Accounts receivable, net	57	1	1,372	—	1,430
Inventories	309	1	558	—	868
Due from affiliates	830	2,081	404	(3,315)	—
Other current assets	143	2	257	—	402
Total current assets	1,357	2,087	2,906	(3,315)	3,035
Property, plant and equipment, net	260	—	112	—	372
Goodwill	2,199	—	508	—	2,707
Intangibles, net	498	—	55	—	553
Operating lease assets	270	—	144	—	414
Prepaid pension cost	—	—	151	—	151
Deferred income taxes	315	3	150	—	468
Investments in subsidiaries	3,477	3,050	—	(6,527)	—
Due from affilates	16	1	—	(17)	—
Other assets	465	1	56	—	522
Total assets	$8,857	$5,142	$4,082	$(9,859)	$8,222

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$94	$—	$104	$—	$198
Accounts payable	365	—	404	—	769
Payroll and benefits liabilities	125	—	110	—	235
Contract liabilities	294	1	251	—	546
Due to affiliates	2,478	109	728	(3,315)	—
Other current liabilities	208	1	346	—	555
Total current liabilities	3,564	111	1,943	(3,315)	2,303
Long-term debt	2,915	—	3	—	2,918
Pension and indemnity plan liabilities	514	—	253	—	767
Postretirement and postemployment benefits liabilities	17	4	99	—	120
Income tax accruals	25	—	69	—	94
Due to affiliates	—	—	17	(17)	—
Operating lease liabilities	297	—	92	—	389
Other liabilities	99	—	87	—	186
Total liabilities	7,431	115	2,563	(3,332)	6,777
Redeemable noncontrolling interest	—	—	14	—	14
Series A convertible preferred stock	884	—	—	—	884
Stockholders’ equity
Total NCR stockholders’ equity	542	5,027	1,500	(6,527)	542
Noncontrolling interests in subsidiaries	—	—	5	—	5
Total stockholders’ equity	542	5,027	1,505	(6,527)	547
Total liabilities and stockholders’ equity	$8,857	$5,142	$4,082	$(9,859)	$8,222

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$230	$(208)	$50	$(1)	$71
Investing activities
Expenditures for property, plant and equipment	(17)	—	(18)	—	(35)
Proceeds from sales of property, plant and equipment	3	—	8	—	11
Additions to capitalized software	(93)	—	(10)	—	(103)
Proceeds from (payments of) intercompany notes	47	255	34	(336)	—
Investments in equity affiliates	—	—	98	(98)	—
Business acquisitions, net	(12)	—	—	—	(12)
Other investing activities, net	5	—	—	—	5
Net cash provided by (used in) investing activities	(67)	255	112	(434)	(134)
Financing activities
Short term borrowings, net	4	—	—	—	4
Payments on term credit facilities	(39)	—	—	—	(39)
Payments on revolving credit facilities	(800)	—	(114)	—	(914)
Borrowings on revolving credit facilities	780	—	117	—	897
Proceeds from employee stock plans	10	—	—	—	10
Equity contribution	(84)	(14)	—	98	—
Dividend distribution to consolidated subsidiaries	—	—	(1)	1	—
Borrowings (repayments) of intercompany notes	—	(34)	(302)	336	—
Tax withholding payments on behalf of employees	(16)	—	—	—	(16)
Net cash provided by (used in) financing activities	(145)	(48)	(300)	435	(58)
Cash flows from discontinued operations
Net cash used in operating activities	(11)	—	—	—	(11)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	1	—	1
Increase (decrease) in cash, cash equivalents and restricted cash	7	(1)	(137)	—	(131)
Cash, cash equivalents and restricted cash at beginning of period	12	3	461	—	476
Cash, cash equivalents and restricted cash at end of period	$19	$2	$324	$—	$345

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	June 30, 2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$18	$2	$315	$—	$335
Restricted cash included in Other assets	1	—	9	—	10
Total cash, cash equivalents and restricted cash	$19	$2	$324	$—	$345

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2018

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$105	$(150)	$140	$—	$95
Investing activities
Expenditures for property, plant and equipment	(57)	—	(13)	—	(70)
Additions to capitalized software	(71)	—	(15)	—	(86)
Proceeds from (payments of) intercompany notes	160	145	—	(305)	—
Other investing activities, net	(3)	—	—	—	(3)
Net cash provided by (used in) investing activities	29	145	(28)	(305)	(159)
Financing activities
Short term borrowings, net	3	—	(1)	—	2
Payments on term credit facilities	(34)	—	—	—	(34)
Payments on revolving credit facilities	(660)	—	(353)	—	(1,013)
Borrowings on revolving credit facilities	710	—	453	—	1,163
Repurchase of Company common stock	(210)	—	—	—	(210)
Proceeds from employee stock plans	11	—	—	—	11
Borrowings (repayments) of intercompany notes	—	—	(305)	305	—
Tax withholding payments on behalf of employees	(29)	—	—	—	(29)
Net cash provided by (used in) financing activities	(209)	—	(206)	305	(110)
Cash flows from discontinued operations
Net cash used in operating activities	(11)	—	—	—	(11)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(8)	—	(8)
Increase (decrease) in cash, cash equivalents, and restricted cash	(86)	(5)	(102)	—	(193)
Cash, cash equivalents and restricted cash at beginning of period	97	11	435	—	543
Cash, cash equivalents and restricted cash at end of period	$11	$6	$333	$—	$350

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	June 30, 2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$11	$6	$326	$—	$343
Restricted cash included in Other assets	—	—	7	—	7
Total cash, cash equivalents and restricted cash	$11	$6	$333	$—	$350

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Second Quarter Overview
The following were the significant events for the second quarter of 2019, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 11% from the prior year period and 14% excluding unfavorable foreign currency impacts;

•	Banking revenue increased 20% and operating margin rate increased 190 basis points from the prior year period;

•	Retail revenue increased 4% and operating margin rate declined 40 basis points from the prior year period; and

•	Hospitality revenue increased 2% and operating margin rate declined 320 basis points from the prior year period.

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

Results from Operations

For the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

The following table shows our results for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2019	2018	2019	2018
Revenue	$1,710	$1,537	$3,246	$3,054
Gross margin	471	403	882	823
Gross margin as a percentage of revenue	27.5%	26.2%	27.2%	26.9%
Operating expenses
Selling, general and administrative expenses	$252	$261	$504	$506
Research and development expenses	62	65	121	131
Asset impairment charges	—	183	—	183
Income from operations	$157	$(106)	$257	$3

The following table shows our revenue by geography for the three months ended June 30:

In millions	2019	% of Total	2018	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$1,029	60%	$875	57%	18%	19%
Europe, Middle East and Africa (EMEA)	452	27%	418	27%	8%	13%
Asia Pacific (APJ)	229	13%	244	16%	(6)%	(3)%
Consolidated revenue	$1,710	100%	$1,537	100%	11%	14%

The following table shows our revenue by geography for the six months ended June 30:

In millions	2019	% of Total	2018	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$1,949	60%	$1,764	58%	10%	12%
Europe, Middle East and Africa (EMEA)	871	27%	826	27%	5%	11%
Asia Pacific (APJ)	426	13%	464	15%	(8)%	(4)%
Consolidated revenue	$3,246	100%	$3,054	100%	6%	9%

The following table shows our revenue by segment for the three months ended June 30:

In millions	2019	% of Total	2018	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Banking	$868	51%	$725	47%	20%	23%
Retail	558	32%	537	35%	4%	6%
Hospitality	202	12%	198	13%	2%	3%
Other	82	5%	77	5%	6%	8%
Consolidated revenue	$1,710	100%	$1,537	100%	11%	14%

The following table shows our revenue by segment for the six months ended June 30:

In millions	2019	% of Total	2018	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Banking	$1,626	50%	$1,446	47%	12%	16%
Retail	1,069	33%	1,058	35%	1%	4%
Hospitality	395	12%	402	13%	(2)%	—%
Other	156	5%	148	5%	5%	8%
Consolidated revenue	$3,246	100%	$3,054	100%	6%	9%

(1) The tables above for the three and six months ended June 30 are presented with period-over-period revenue growth or declines on a constant currency basis. Constant currency is a non-GAAP measure that excludes the effects of foreign currency fluctuations. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations is useful for assessing the underlying performance of our business, and our management uses revenue growth adjusted for constant currency to evaluate period-over-period operating performance. This non-GAAP measure should not be considered a substitute for, or superior to, period-over-period revenue growth under GAAP.
The following table provides a reconciliation of geographic revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended June 30, 2019:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	18%	(1)%	19%
EMEA	8%	(5)%	13%
APJ	(6)%	(3)%	(3)%
Consolidated revenue	11%	(3)%	14%
The following table provides a reconciliation of geographic revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the six months ended June 30, 2019:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	10%	(2)%	12%
EMEA	5%	(6)%	11%
APJ	(8)%	(4)%	(4)%
Consolidated revenue	6%	(3)%	9%
The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended June 30, 2019:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Banking	20%	(3)%	23%
Retail	4%	(2)%	6%
Hospitality	2%	(1)%	3%
Other	6%	(2)%	8%
Consolidated revenue	11%	(3)%	14%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the six months ended June 30, 2019:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Banking	12%	(4)%	16%
Retail	1%	(3)%	4%
Hospitality	(2)%	(2)%	—%
Other	5%	(3)%	8%
Consolidated revenue	6%	(3)%	9%

Revenue

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018, revenue increased 11% due to an increase in all segments. Foreign currency fluctuations had an unfavorable impact of 3% to the revenue comparison.

Banking revenue increased 20% due to a 73% growth in ATM and ATM-related software revenue driven by higher backlog conversion as well as growth in services revenue. Foreign currency fluctuations unfavorably impacted the revenue comparison by 3%. Retail revenue increased 4% driven by an increase in payments, strength in self-checkout, as well as growth in services revenue. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison. Hospitality revenue increased 2% driven by higher cloud and payments revenue. Foreign currency fluctuations unfavorably impacted the revenue comparison by 1%.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, revenue increased 6% primarily due to an increase in Banking and Hospitality segments. Foreign currency fluctuations had an unfavorable impact of 3% to the revenue comparison.

Banking revenue increased 12% due to a 46% growth in ATM revenue driven by higher backlog conversion and higher ATM-related software as well as growth in services revenue. Foreign currency fluctuations unfavorably impacted the revenue comparison by 4%. Retail revenue increased 1% driven by an increase in payments, strength in self-checkout and services revenue partially offset by a large implementation services project in the prior year. Foreign currency fluctuations unfavorably impacted the revenue comparison by 3%. Hospitality revenue decreased 2% driven by a decline in hardware revenue partially offset by growth in cloud and payments revenue. Foreign currency fluctuations unfavorably impacted the revenue comparison by 2%.

The changes to segment revenue and the drivers thereof are discussed in further detail under "Revenue and Operating Income by Segment" below.

Gross Margin

Gross margin as a percentage of revenue in the three months ended June 30, 2019 was 27.5% compared to 26.2% in the three months ended June 30, 2018. Gross margin in the three months ended June 30, 2019 included $10 million of costs related to restructuring and transformation initiatives and $6 million related to acquisition-related amortization of intangibles. Gross margin in the three months ended June 30, 2018 included $41 million of costs related to restructuring and transformation initiatives and $5 million related to acquisition-related amortization of intangibles. Excluding these items, gross margin as a percentage of revenue decreased from 29.2% to 28.5% due to a higher mix of hardware revenue.

Gross margin as a percentage of revenue in the the six months ended June 30, 2019 was 27.2% compared to 26.9% in the six months ended June 30, 2018. Gross margin in the six months ended June 30, 2019 included $18 million of costs related to restructuring and transformation initiatives and $12 million related to acquisition-related amortization of intangibles. Gross margin in the six months ended June 30, 2018 included $45 million related to transformation and restructuring costs and $12 million of costs related to acquisition-related amortization of intangibles. Excluding these items, gross margin as a percentage of revenue decreased from 28.8% to 28.1% due to a higher mix of hardware revenue.

Operating Expenses

Selling, general and administrative expenses were $252 million, or 14.7% as a percentage of revenue, as compared to $261 million, or 17.0% as a percentage of revenue, in the three months ended June 30, 2019 and June 30, 2018, respectively. Selling, general and administrative expenses in the three months ended June 30, 2019 included $15 million of acquisition-related amortization of intangibles and $4 million of costs related to restructuring and transformation initiatives. Selling, general, and administrative expenses in the three months ended June 30, 2018 included $16 million of acquisition-related amortization of intangibles, $22 million of costs related to our restructuring and transformation initiatives and $1 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses decreased from 14.4% as a percentage of revenue in the three months ended June 30, 2018 to 13.6% as a percentage of revenue in the three months ended June 30, 2019 due to cost reduction benefits realized partially offset by increases in employee-related and real estate expenses.

Selling, general and administrative expenses were $504 million, or 15.5% as a percentage of revenue, as compared to $506 million or 16.6% as a percentage of revenue, in the six months ended June 30, 2019 and June 30, 2018, respectively. Selling, general and administrative expenses in the six months ended June 30, 2019 included $30 million of acquisition-related amortization of intangibles and $19 million of costs related to restructuring and transformation initiatives. Selling, general, and administrative expenses in the six months ended June 30, 2018 included $32 million of acquisition-related amortization of intangibles, $32 million of costs related to our transformation initiatives, and $1 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses decreased from 14.4% as a percentage of revenue in the six months ended June 30, 2018 to 14.0% as a percentage of revenue inthe six months ended June 30, 2019 due to cost reduction benefits realized partially offset by increases in employee-related and real estate expenses.

Research and development expenses were $62 million, or 3.6% as a percentage of revenue, in the three months ended June 30, 2019 as compared to $65 million, or 4.2% as a percentage of revenue, in the three months ended June 30, 2018. Research and development expenses in the three months ended June 30, 2019 and June 30, 2018 included zero and $3 million, respectively, of costs related to our restructuring and transformation initiatives. Excluding these costs, research and development expenses as a percentage of revenue decreased from 4.0% in the three months ended June 30, 2018 to 3.6% in the three months ended June 30, 2019 due to increased discipline for investments in our strategic growth platforms.

Research and development expenses were $121 million, or 3.7% as a percentage of revenue, in the six months ended June 30, 2019 as compared to $131 million, or 4.3% as a percentage of revenue, in the six months ended June 30, 2018. Research and development expenses in the the six months ended June 30, 2019 and June 30, 2018 included $3 million and $5 million, respectively, of costs related to our restructuring and transformation initiatives. Excluding these costs, research and development expenses as a percentage of revenue decreased from 4.1% in the six months ended June 30, 2018 to 3.6% in the six months ended June 30, 2019 due to increased discipline for investments in our strategic growth platforms.

Asset impairment charges were $183 million in the three and six months ended June 30, 2018, which included a $146 million impairment of goodwill under our previous segment structure which was assigned to the Hardware reporting unit and a $37 million impairment charge related to long-lived assets held and used in our Hardware operations.

Interest and Other Expense Items

Interest expense was $45 million in the three months ended June 30, 2019 compared to $41 million in the three months ended June 30, 2018. Interest expense was $90 million in the six months ended June 30, 2019 compared to $82 million in the the six months ended June 30, 2018, The increases in the three and six months ended periods were due to higher interest rates.

Other expense, net was $9 million in the three months ended June 30, 2019 compared to $9 million in the three months ended June 30, 2018. Other expense, net in the three months ended June 30, 2019 and 2018 included $6 million and $7 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Other expense, net was $17 million the six months ended June 30, 2019 compared to $14 million in the six months ended June 30, 2018. Other expense, net in the the six months ended June 30, 2019 and June 30, 2018 included $12 million and $13 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $15 million for the three months ended June 30, 2019 compared to income tax benefit of $12 million for the three months ended June 30, 2018. The change was primarily driven by higher income before taxes in the three months ended June 30, 2019.

Income tax expense was $24 million for the six months ended June 30, 2019 compared to income tax benefit of $5 million for the six months ended June 30, 2018. The change was primarily driven by a higher income before taxes in the six months ended June 30, 2019.

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
Loss from Discontinued Operations

In the three months ended June 30, 2019, there was no activity related to discontinued operations. In the three months ended June 30, 2018, the loss from discontinued operations, net of tax, was $2 million due to audit settlements partially related to Teradata.

In the six months ended June 30, 2019, there was no activity related to discontinued operations. In the the six months ended June 30, 2018, the loss from discontinued operations, net of tax, was $37 million driven by a ruling on the Kalamazoo environmental site as well as audit settlements partially related to Teradata.

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

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue.

Banking

The following table shows the Banking revenue and operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2019	2018	2019	2018
Revenue	$868	$725	$1,626	$1,446
Operating income	$129	$94	$224	$178
Operating income as a percentage of revenue	14.9%	13.0%	13.8%	12.3%

In the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, revenue increased 20% and 12%, respectively, due to growth in ATM and ATM-related software revenue driven by higher backlog conversion as well as growth in services revenue. The revenue growth was mainly driven by strength in the Americas and Europe. In the three and six months ended June 30, 2019, foreign currency fluctuations had an unfavorable impact of 3% and 4%, respectively, on the revenue comparison.

Operating income increased in the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The increase in operating income was primarily due to a favorable mix of revenue, both by product and geography, as well as a favorable impact from productivity initiatives.

Retail

The following table shows the Retail revenue and operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2019	2018	2019	2018
Revenue	$558	$537	$1,069	$1,058
Operating income	$40	$41	$66	$76
Operating income as a percentage of revenue	7.2%	7.6%	6.2%	7.2%

In the three months ended June 30, 2019 compared to the three months ended June 30, 2018, revenue increased 4% driven by an increase in payment processing revenue, strength in self-checkout revenue as well as growth in services revenue. The revenue increase was mainly driven by Americas and Europe. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison.

In the six months ended June 30, 2019 compared to the six months ended June 30, 2018, revenue increased 1% driven by an increase in payment processing revenue and strength in self-checkout revenue partially offset by a large implementation services project in the prior year. The revenue increase was mainly driven by the Americas and Europe. Foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison.

Operating income decreased in the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 primarily due to an unfavorable mix of revenue.

Hospitality

The following table shows the Hospitality revenue and operating loss for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2019	2018	2019	2018
Revenue	$202	$198	$395	$402
Operating income	$13	$19	$29	$38
Operating income as a percentage of revenue	6.4%	9.6%	7.3%	9.5%

In the three months ended June 30, 2019 compared to the three months ended June 30, 2018, revenue increased 2% due to an increase in cloud and payments revenue. The revenue increase was mainly driven by North America. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

In the six months ended June 30, 2019 compared to the six months ended June 30, 2018, revenue decreased 2% due to a decline in hardware revenue partially offset by growth in cloud and payments revenue. The revenue decline was mainly driven by North America. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison.

Operating income decreased in the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 driven by a decline in hardware revenue as well as continued investment in customer satisfaction initiatives.

Other

The following table shows the Other revenue and operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2019	2018	2019	2018
Revenue	$82	$77	$156	$148
Operating income	$10	$11	$20	$21
Operating income as a percentage of revenue	12.2%	14.3%	12.8%	14.2%

In the three months ended June 30, 2019 compared to the three months ended June 30, 2018, revenue increased 6% due to an increase in hardware and hardware maintenance revenue in North America and Europe. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison.

In the six months ended June 30, 2019 compared to the six months ended June 30, 2018, revenue increased 5% due to an increase in hardware and hardware maintenance revenue in North America and Europe. Foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison.

Operating income decreased slightly in the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 driven by an increase in investments in sale resources partially offset by the increase in revenue.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $71 million in the six months ended June 30, 2019 compared to cash provided by operating activities of $95 million in the six months ended June 30, 2018. The decrease in cash provided by operating activities was due to higher working capital.

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

The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the six months ended June 30:

	Six months ended June 30
In millions	2019	2018
Net cash provided by operating activities	$71	$95
Expenditures for property, plant and equipment	(35)	(70)
Additions to capitalized software	(103)	(86)
Net cash used in discontinued operations	(11)	(11)
Free cash outflow (non-GAAP)	$(78)	$(72)

The decrease in expenditures for property, plant and equipment is primarily due to tenant improvements in our new world headquarters completed in the previous period, which were partially reimbursed by the lessor and included in net cash provided by operating activities. The increase in additions to capitalized software is related to the investment in our strategic growth platforms.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment.

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock and borrowings and repayments of credit facilities and notes. There were no repurchases of our common stock completed during the six months ended June 30, 2019. During the six months ended June 30, 2018, we repurchased a total of $210 million of our common stock. During the six months ended June 30, 2019 and 2018, proceeds from employee stock plans were $10 million and $11 million, respectively. During the six months ended June 30, 2019 and 2018, we paid $16 million and $29 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings As of June 30, 2019, our senior secured credit facility consisted of a term loan facility with an aggregate outstanding principal balance of $720 million, and a revolving credit facility in an aggregate principal amount of $1.1 billion, of which $100 million was outstanding, subject to certain covenant limitations. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for outstanding letters of credit, and as of June 30, 2019, there were no letters of credit outstanding. As of December 31, 2018, the outstanding principal balance of the term loan facility was $759 million and the outstanding balance on the revolving facility was $120 million.

As of June 30, 2019 and December 31, 2018, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022, $500 million in aggregate principal balance of 4.625% senior unsecured notes due in 2021 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due in 2021.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of June 30, 2019 and December 31, 2018, the Company had $100 million outstanding under the facility.

Employee Benefit Plans In 2019, we expect to make contributions of $28 million to our international pension plans, $30 million to our postemployment plan and $2 million to our postretirement plan. For additional information, refer to Note 8. Employee Benefit Plans of the Notes to the Condensed Consolidated Financial Statements.

Transformation and Restructuring Initiatives Our previously announced transformation and restructuring initiatives continue to progress and remain on track. Our services performance and profit improvement program continues to deliver revenue growth and margin expansion. Our manufacturing transformation initiatives to move to a variable cost structure by reducing the number of manufacturing plants and ramping up production with contract manufacturers is substantially complete. Additionally, we are benefiting from our spend optimization program to drive cost savings through operational efficiencies to generate at least $100 million of savings in 2019 and are on track with the actions completed and delivering benefits through June 30, 2019. This initiative will create efficiencies in our corporate functions, reduce spend in the non-strategic areas and limit discretionary spending. We incurred a pre-tax charge of $40 million in the first half of 2019 with a cash impact of $27 million. In 2019, for all initiatives, we expect to incur a pre-tax charge of $60 million and a cash impact of $70 million to $80 million.

Series A Convertible Preferred Stock On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. During the three months ended June 30, 2019 and 2018, the Company paid dividends-in-kind of $12 million and $12 million, respectively, associated with the Series A Convertible Preferred Stock. During the six months ended June 30, 2019 and 2018, the Company paid dividends-in-kind of $24 million and $23 million, respectively, associated with the Series A Convertible Preferred Stock. As of June 30, 2019 and December 31, 2018, the Company had accrued dividends of $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the three and six months ended June 30, 2019 or 2018.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

As of June 30, 2019 and December 31, 2018, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 29.8 million and 29.0 million, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at June 30, 2019 and December 31, 2018 were $322 million and $443 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of June 30, 2019, our cash and cash equivalents totaled $335 million and our total debt was $3.13 billion. As of June 30, 2019, our borrowing capacity under the revolving credit facility was approximately $1.0 billion, and under our trade receivables securitization facility was $100 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2018 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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
Critical Accounting Policies and Estimates
Management reassessed the critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K and determined that there were no changes to our critical accounting policies or our estimates associated with those policies in the six months ended June 30, 2019.
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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $8 million as of June 30, 2019 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the second quarter of 2019 compared to the second quarter of 2018 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 3% on second quarter 2019 revenue versus second quarter 2018 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 70% of our borrowings were on a fixed rate basis as of June 30, 2019. The increase in pre-tax interest expense for the six months ended June 30, 2019 from a hypothetical 100 basis point increase in variable interest rates would be approximately $6 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2019, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2019, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No shares were repurchased under these programs during the three months ended June 30, 2019.

As of June 30, 2019, $290 million was available for repurchases under the March 2017 program, and approximately $388 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended June 30, 2019, 71,924 shares were purchased at an average price of $29.02 per share.

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

Item 6.     EXHIBITS

3.1	Articles of Amendment and Restatement of NCR Corporation.

10.1	Form of 2019 Director Restricted Stock Unit Grant Statement under the NCR Corporation 2017 Stock Incentive Plan.

10.2
Fourth Amendment to Receivables Financing Agreement, dated as of November 15, 2018, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo Mitsubishi UFJ, Ltd., New York Branch) and Victory Receivables Corporation, as lenders.

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

NCR CORPORATION

Date:	August 2, 2019	By:	/s/ Andre J. Fernandez
Andre J. Fernandez Executive Vice President and Chief Financial Officer