Form 10-Q
period 2019-09-30
NCR CORP
filed 2019-11-07
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
Commission File Number 001-00395
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NCR	New York Stock Exchange
As of October 24, 2019, there were approximately 127.6 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Product revenue	$712	$534	$1,915	$1,585
Service revenue	1,071	1,016	3,114	3,019
Total revenue	1,783	1,550	5,029	4,604
Cost of products	555	473	1,547	1,344
Cost of services	721	667	2,093	2,027
Selling, general and administrative expenses	271	226	775	732
Research and development expenses	64	59	185	190
Asset impairment charges	—	—	—	183
Total operating expenses	1,611	1,425	4,600	4,476
Income (loss) from operations	172	125	429	128
Interest expense	(53)	(43)	(143)	(125)
Other expense, net	(11)	(10)	(28)	(24)
Income (loss) from continuing operations before income taxes	108	72	258	(21)
Income tax expense (benefit)	4	(15)	28	(20)
Income (loss) from continuing operations	104	87	230	(1)
Loss from discontinued operations, net of tax	(15)	(1)	(15)	(38)
Net income (loss)	89	86	215	(39)
Net income (loss) attributable to noncontrolling interests	(1)	2	—	2
Net income (loss) attributable to NCR	$90	$84	$215	$(41)
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$105	$85	$230	$(3)
Dividends on convertible preferred stock	(79)	(12)	(104)	(36)
Income (loss) from continuing operations attributable to NCR common stockholders	26	73	126	(39)
Loss from discontinued operations, net of tax	(15)	(1)	(15)	(38)
Net income (loss) attributable to NCR common stockholders	$11	$72	$111	$(77)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.21	$0.62	$1.05	$(0.33)
Diluted	$0.21	$0.57	$1.03	$(0.33)
Net income (loss) per common share
Basic	$0.09	$0.61	$0.92	$(0.65)
Diluted	$0.09	$0.56	$0.90	$(0.65)
Weighted average common shares outstanding
Basic	121.4	118.0	120.3	118.4
Diluted	123.4	149.3	122.7	118.4
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Net income (loss)	$89	$86	$215	$(39)
Other comprehensive (loss) income:
Currency translation adjustments
Currency translation gains (losses)	(22)	(13)	(11)	(43)
Derivatives
Unrealized gains on derivatives	4	1	5	5
Gains on derivatives recognized during the period	(2)	(2)	(5)	(2)
Less income tax provision	(1)	(1)	—	(1)
Employee benefit plans
Amortization of prior service benefit	(1)	(2)	(5)	(7)
Amortization of actuarial (losses) gains	—	—	(1)	1
Less income tax benefit	1	—	1	1
Other comprehensive income (loss)	(21)	(17)	(16)	(46)
Total comprehensive income (loss)	68	69	199	(85)
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	(1)	2	—	2
Currency translation losses	(1)	1	(1)	(2)
Amounts attributable to noncontrolling interests	(2)	3	(1)	—
Comprehensive income (loss) attributable to NCR	$70	$66	$200	$(85)
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$388	$464
Accounts receivable, net	1,487	1,356
Inventories	865	806
Other current assets	416	397
Total current assets	3,156	3,023
Property, plant and equipment, net	382	359
Goodwill	2,754	2,692
Intangibles, net	549	595
Operating lease assets	397	—
Prepaid pension cost	153	140
Deferred income taxes	488	448
Other assets	572	504
Total assets	$8,451	$7,761
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$208	$185
Accounts payable	800	897
Payroll and benefits liabilities	260	238
Contract liabilities	513	461
Other current liabilities	565	501
Total current liabilities	2,346	2,282
Long-term debt	3,422	2,980
Pension and indemnity plan liabilities	763	759
Postretirement and postemployment benefits liabilities	121	118
Income tax accruals	95	91
Operating lease liabilities	378	—
Other liabilities	195	259
Total liabilities	7,320	6,489
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interest	11	14
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.4 and 0.9 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; redemption amount and liquidation preference of $394 and $871 as of September 30, 2019 and December 31, 2018, respectively	389	859
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 127.4 and 118.7 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Paid-in capital	269	34
Retained earnings	717	606
Accumulated other comprehensive loss	(261)	(246)
Total NCR stockholders’ equity	726	395
Noncontrolling interests in subsidiaries	5	4
Total stockholders’ equity	731	399
Total liabilities and stockholders’ equity	$8,451	$7,761
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2019	2018
Operating activities
Net income (loss)	$215	$(39)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	15	38
Depreciation and amortization	249	249
Stock-based compensation expense	76	55
Deferred income taxes	(35)	(15)
Impairment of goodwill and long-lived assets	—	193
Gain on sale of property, plant and equipment	(6)	(2)
Changes in assets and liabilities:
Receivables	(154)	(102)
Inventories	(78)	(182)
Current payables and accrued expenses	(68)	31
Contract liabilities	37	(36)
Employee benefit plans	(13)	(18)
Other assets and liabilities	(12)	(9)
Net cash provided by operating activities	226	163
Investing activities
Expenditures for property, plant and equipment	(53)	(104)
Proceeds from sale of property, plant and equipment	11	3
Additions to capitalized software	(167)	(130)
Business acquisitions, net	(86)	—
Net change in funds held for clients	(2)	—
Other investing activities, net	5	(4)
Net cash used in investing activities	(292)	(235)
Financing activities
Short term borrowings, net	4	7
Payments on term credit facilities	(759)	(51)
Payments on revolving credit facilities	(2,079)	(1,433)
Borrowings on revolving credit facilities	2,459	1,608
Payments of senior unsecured notes	(500)	—
Borrowings on term credit facility	350	—
Proceeds from issuance of senior unsecured notes	1,000	—
Debt issuance costs	(28)	—
Repurchase of Series A Convertible Preferred Stock	(302)	—
Repurchases of Common Stock	(96)	(210)
Proceeds from employee stock plans	12	16
Tax withholding payments on behalf of employees	(29)	(30)
Net change in client funds obligations	2	—
Other financing activities	(1)	—
Net cash used in financing activities	33	(93)
Cash flows from discontinued operations
Net cash used in operating activities	(27)	(23)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	(12)
Decrease in cash, cash equivalents, and restricted cash	(67)	(200)
Cash, cash equivalents and restricted cash at beginning of period	476	543
Cash, cash equivalents and restricted cash at end of period	$409	$343

In millions	September 30
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows
Cash and cash equivalents	$388	$334
Restricted cash included in other assets	21	9
Total cash, cash equivalents and restricted cash	$409	$343
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2018	119	$1	$34	$606	$(246)	$4	$399
Comprehensive income:
Net income	—	—	—	37	—	1	38
Other comprehensive income	—	—	—	—	16	—	16
Total comprehensive income	—	—	—	37	16	1	54
Employee stock purchase and stock compensation plans	1	—	14	—	—	—	14
Series A convertible preferred stock dividends	—	—	—	(13)	—	—	(13)
March 31, 2019	120	1	48	630	(230)	5	454
Comprehensive income:
Net income	—	—	—	88	—	—	88
Other comprehensive income	—	—	—	—	(11)	—	(11)
Total comprehensive income	—	—	—	88	(11)	—	77
Employee stock purchase and stock compensation plans	—	—	28	—	—	—	28
Series A convertible preferred stock dividends	—	—	—	(12)	—	—	(12)
June 30, 2019	120	1	76	706	(241)	5	547
Comprehensive income:
Net income	—	—	—	90	—	1	91
Other comprehensive income	—	—	—	—	(20)	—	(20)
Total comprehensive income	—	—	—	90	(20)	1	71
Employee stock purchase and stock compensation plans	1	—	17	—	—	—	17
Series A convertible preferred stock dividends	—	—	—	(12)	—	—	(12)
Redemption of Series A convertible preferred stock	9	—	272	(67)	—	—	205
Repurchase of Common Stock	(3)	—	(96)	—	—	—	(96)
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
September 30, 2019	127	$1	$269	$717	$(261)	$5	$731
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited) - (Continued)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2017	122	$1	$60	$857	$(199)	$3	$722
Comprehensive income:
Net income	—	—	—	20	—	—	20
Other comprehensive income	—	—	—	—	14	—	14
Total comprehensive income	—	—	—	20	14	—	34
Effects of adoption of new accounting standards	—	—	—	14	1	—	15
Employee stock purchase and stock compensation plans	1	—	8	—	—	—	8
Repurchase of Common Stock	(5)	—	(68)	(97)	—	—	(165)
Series A convertible preferred stock dividends	—	—	—	(12)	—	—	(12)
March 31, 2018	118	1	—	782	(184)	3	602
Comprehensive income:
Net income	—	—	—	(145)	—	—	(145)
Other comprehensive income	—	—	—	—	(40)	—	(40)
Total comprehensive income	—	—	—	(145)	(40)	—	(185)
Employee stock purchase and stock compensation plans	1	—	14	—	—	—	14
Repurchase of Common Stock	(1)	—	(14)	(31)	—	—	(45)
Series A convertible preferred stock dividends	—	—	—	(12)	—	—	(12)
June 30, 2018	118	1	—	594	(224)	3	374
Comprehensive income:
Net income	—	—	—	84	—	—	84
Other comprehensive income	—	—	—	—	(18)	1	(17)
Total comprehensive income	—	—	—	84	(18)	1	67
Employee stock purchase and stock compensation plans	—	—	19	—	—	—	19
Series A convertible preferred stock dividends	—	—	—	(12)	—	—	(12)
September 30, 2018	118	$1	$19	$666	$(242)	$4	$448
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

Effective January 1, 2019, NCR changed the management of its business to an industry basis from the previous model of management on a solution basis, which resulted in a corresponding change to NCR's reportable segments. We have reclassified prior period segment disclosures to conform to the current period presentation. See Note 4, Segment Information and Concentrations for additional information.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. No matters were identified that required adjustment of the Condensed Consolidated Financial Statements or additional disclosure other than subsequent events disclosed in the notes to the Condensed Consolidated Financial Statements.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Contract Assets and Liabilities The following table presents the net contract asset and contract liability balances as of September 30, 2019 and December 31, 2018.

In millions	Location in the Condensed Consolidated Balance Sheet	September 30, 2019	December 31, 2018
Current portion of contract assets	Other current assets	$10	$22
Current portion of contract liabilities	Contract liabilities	$513	$461
Non-current portion of contract liabilities	Other liabilities	$79	$85

During the nine months ended September 30, 2019, the Company recognized $320 million in revenue that was included in contract liabilities as of December 31, 2018.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.1 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made two elections that affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for Software as a Service (SaaS) contracts where variable consideration is directly allocated based on usage or when the original expected length is one year or less.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Redeemable Noncontrolling Interests and Related Party Transactions In 2011, we sold a 49% voting equity interest in NCR Brasil - Indústria de Equipamentos para Automação S.A., a subsidiary of the Company ("NCR Manaus"), to Scopus Tecnologia Ltda. (now known as Nova Paiol Participacoes Ltda., and "Nova" as used herein). During the three months ended June 30, 2019, we entered into a definitive agreement with Nova to purchase its 49% minority interest in NCR Manaus for R$11 million or approximately $3 million. The transaction was approved by local regulatory authorities and closed on October 28, 2019.

We recognized revenue related to Banco Bradesco SA (Bradesco), the parent of Nova, totaling $21 million and $43 million, respectively, during the three and nine months ended September 30, 2019 as compared to $18 million and $25 million, respectively, during the three and nine months ended September 30, 2018. As of September 30, 2019 and December 31, 2018, we had $15 million, respectively, in receivables outstanding from Bradesco.

Recent Accounting Pronouncements

Issued

In June 2016, the FASB issued an accounting standards update with new guidance on accounting for credit losses on financial instruments. The new guidance includes an impairment model for estimating credit losses that is based on expected losses, rather than incurred losses. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

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

Adopted

In February 2016, the FASB issued a new leasing standard that superseded guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. We adopted using the modified retrospective approach and applied the provisions of the new leasing standard at the effective date, January 1, 2019, rather than at the beginning of the earliest period presented under the transition method provided. The standard also includes options to elect a number of practical expedients.  We elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and also completed the evaluation of the remaining practical expedients available under the guidance. Refer to Note 2, Leasing for additional discussion. The standard had a material effect to the total assets and total liabilities reported on the Condensed Consolidated Balance Sheet, and did not have a material effect to the Condensed Consolidated Statement of Operations or the Condensed Consolidated Statement of Cash Flows. The impact of adoption was to record operating and financing lease assets and liabilities of $448 million and $521 million, respectively, with a reduction of $73 million for deferred rent liabilities and prepaid rent balances as of January 1, 2019. Refer to Note 2, Leasing for additional disclosure.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

on or after the date of adoption. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements.

2. LEASING

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, we adopted the new leasing standard using the modified retrospective approach with an effective date of January 1, 2019. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carry forward our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

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

The following table presents our lease balances as of September 30, 2019:

In millions	Location in the Condensed Consolidated Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$397
Finance lease assets	Property, plant and equipment, net	23
Accumulated Amortization of Finance lease assets	Property, plant and equipment, net	(2)
Total leased assets		$418
Liabilities
Current
Operating lease liabilities	Other current liabilities	$91
Finance lease liabilities	Other current liabilities	7
Noncurrent
Operating lease liabilities	Operating lease liabilities	378
Finance lease liabilities	Other liabilities	16
Total lease liabilities		$492

The following table presents our lease costs for operating and finance leases:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$32	$101
Finance lease cost
Amortization of leased assets	2	3
Interest on lease liabilities	—	—
Short-Term lease cost	1	4
Variable lease cost	7	23
Total lease cost	$42	$131

The following table presents the supplemental cash flow information:

In millions	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34	$104
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$9	$29
Finance Leases	$14	$23

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of September 30, 2019:

In millions	Operating Leases	Finance Leases
Remainder of 2019	$34	$2
2020	109	7
2021	84	7
2022	62	6
2023	45	3
Thereafter	307	—
Total lease payments	641	25
Less: Amount representing interest	(172)	(2)
Present value of lease liabilities	$469	$23

Prior to the adoption of the new lease accounting standard, future minimum lease payments under non-cancelable operating leases at December 31, 2018 were as follows: $128 million in 2019, $96 million in 2020, $80 million in 2021, $64 million in 2022, and $50 million in 2023.

As of September 30, 2019, we have additional operating leases, primarily for a real estate lease in Europe, that have not yet commenced of $67 million. This operating lease is expected to commence in 2021 with a lease term of 10 years.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents the weighted average remaining lease term and interest rates:

September 30, 2019
Weighted average lease term:
Operating leases	9.1 years
Finance leases	3.7 years
Weighted average interest rates:
Operating leases	6.54%
Finance leases	4.17%

Lessor We have various arrangements for certain point-of-sale equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

3. BUSINESS COMBINATIONS

On July 1, 2019, NCR completed its acquisition of D3 Technology, Inc., ("D3"), a leading provider of online and mobile banking for the Large Financial Institution market, for approximately $84 million, of which $83 million was paid in cash. The remaining $1 million is payable within 12 months from the date of acquisition. The D3 acquisition further expands our digital banking strategy as we extend our market share in large domestic banks and international banks. As a result of the acquisition, D3 became a wholly owned subsidiary of NCR.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire D3 was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below. This allocation has not been completed as of September 30, 2019; however, the preliminary purchase price allocation is presented in the table below.

In millions	Fair Value
Cash acquired	$9
Tangible assets acquired	6
Acquired intangible assets other than goodwill	20
Acquired goodwill	54
Deferred tax assets	3
Liabilities assumed	(8)
Total purchase consideration	$84

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisition consists of revenue synergies expected from combining the operations of NCR and D3. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Banking segment. Refer to Note 5, Goodwill and Long-Lived Assets for the carrying amounts of goodwill by segment as of September 30, 2019.

The following table sets forth the components of the intangible assets acquired as of the acquisition date:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Estimated Fair Value	Weighted Average Amortization Period (1)
	(In millions)	(In years)
Direct customer relationships	$7	11
Technology - Software	11	5
Tradenames	2	7
Total acquired intangible assets	$20
(1) Determination of the weighted average period of the individual categories of intangible assets was based on the nature of applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

In connection with the closing of the acquisition, the Company incurred approximately $1 million of transaction costs, which has been included within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the year-to-date period ended September 30, 2019.

The operating results of D3 have been included within NCR’s results as of the closing date of the acquisition. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as this acquisition did not have a material impact on the Company's Condensed Consolidated Statements of Operations.

4. SEGMENT INFORMATION AND CONCENTRATIONS

As noted in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, effective January 1, 2019, NCR changed the management of its business to an industry basis from the previous model of management on a solution basis, which resulted in a corresponding change to NCR's reportable segments. We have reclassified prior period segment disclosures to conform to the current period presentation. As a result of the change, the Company manages and reports the following segments:

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

The following table presents revenue and operating income by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Revenue by segment
Banking	$942	$795	$2,568	$2,241
Retail	539	483	1,608	1,541
Hospitality	216	193	611	595
Other	86	79	242	227
Consolidated revenue	$1,783	$1,550	$5,029	$4,604
Operating income by segment
Banking	$146	$102	$370	$280
Retail	36	29	102	105
Hospitality	10	15	39	53
Other	10	15	30	36
Subtotal - segment operating income	202	161	541	474
Other adjustments (1)	30	36	112	346
Income from operations	$172	$125	$429	$128

(1)	The following table presents the other adjustments for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Transformation and restructuring costs	$7	$16	$47	$98
Asset impairment charges	—	—	—	183
Acquisition-related amortization of intangible assets	22	20	64	64
Acquisition-related costs	1	—	1	1
Total other adjustments	$30	$36	$112	$346

The following table presents revenue by geography for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Americas	$1,104	$898	$3,053	$2,662
Europe, Middle East and Africa (EMEA)	458	414	1,329	1,240
Asia Pacific (APJ)	221	238	647	702
Total revenue	$1,783	$1,550	$5,029	$4,604

The following tables present revenue from products and services for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Product revenue	$712	$534	$1,915	$1,585
Professional services and installation services revenue	273	276	781	803
Recurring revenue, including maintenance, cloud revenue and payments	798	740	2,333	2,216
Total revenue	$1,783	$1,550	$5,029	$4,604

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Software	$512	$480	$1,475	$1,410
Services	640	616	1,847	1,827
Hardware	631	454	1,707	1,367
Total revenue	$1,783	$1,550	$5,029	$4,604

5. GOODWILL AND LONG-LIVED ASSETS

As noted in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, effective January 1, 2019, the Company began management of its business on an industry basis, changing from the previous model of management on a solution basis, which resulted in a corresponding change to NCR's reportable segments. In connection with the change in reportable segments, during the first quarter of 2019, the Company determined its reporting units and then assigned goodwill to the new reporting units based on the relative fair value allocation approach. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. We have reclassified prior period goodwill disclosures to conform to the current period presentation.

The carrying amounts of goodwill by segment as of September 30, 2019 and December 31, 2018 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2018						September 30, 2019
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,718	$(101)	$1,617	$54	$—	$(2)	$1,770	$(101)	$1,669
Retail	571	(34)	537	1	—	(1)	571	(34)	537
Hospitality	385	(23)	362	11	—	(1)	395	(23)	372
Other	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$2,861	$(169)	$2,692	$66	$—	$(4)	$2,923	$(169)	$2,754

Additions during 2019 represent purchase accounting adjustments related to the acquisition of JetPay Corporation, goodwill arising from several acquisitions of resellers within the Hospitality segment that were completed in the first and second quarters of 2019, and goodwill arising from the acquisition of D3 Technology in the third quarter of 2019.

NCR’s purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	September 30, 2019		December 31, 2018
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$732	$(258)	$726	$(218)
Intellectual property	2 - 8	454	(390)	443	(373)
Customer contracts	8	89	(88)	89	(87)
Tradenames	1 - 10	76	(66)	75	(60)
Total identifiable intangible assets		$1,351	$(802)	$1,333	$(738)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended September 30, 2019	Nine months ended September 30, 2019	Remainder of 2019 (estimated)
Amortization expense	$22	$64	$23

	For the years ended December 31 (estimated)
In millions	2020	2021	2022	2023	2024
Amortization expense	$71	$63	$58	$55	$49

6. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	September 30, 2019		December 31, 2018
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$3	4.55%	$84	4.51%
Trade Receivables Securitization Facility	200	2.92%	100	3.37%
Other (1)	5	5.44%	1	4.92%
Total short-term borrowings	$208		$185
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$347	4.55%	$675	4.51%
Revolving credit facility (1)	400	3.80%	120	4.49%
Senior notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	—		500
5.875% Senior Notes due 2021	400		400
6.375% Senior Notes due 2023	700		700
5.750% Senior Notes due 2027	500		—
6.125% Senior Notes due 2029	500		—
Deferred financing fees	(28)		(18)
Other (1)	3	0.05%	3	0.59%
Total long-term debt	$3,422		$2,980

(1)	Interest rates are weighted-average interest rates as of September 30, 2019 and December 31, 2018.

Senior Secured Credit Facility On August 28, 2019, the Company entered into an amended and restated senior secured credit facility with and among certain foreign subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, N.A. (JPMCB) as the administrative agent, refinancing its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). The Senior Secured Credit Facility consists of a term loan facility with an aggregate principal commitment of $750 million, of which $350 million was outstanding as of September 30, 2019. The Senior Secured Credit Facility permits the Company to draw the remaining $400 million under the term loan facility at any time on or prior to December 31, 2019, which was subsequently drawn on October 10, 2019. Additionally, the Senior Secured Credit Facility provides for a five-year revolving credit facility with an aggregate principal commitment of $1.1 billion, of which $400 million was outstanding as of September 30, 2019. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of September 30, 2019, there were no letters of credit outstanding. As a result of amending the Senior Secured Credit Facility, the Company wrote off approximately $5 million of deferred financing fees which were recorded within interest expense during the three and nine months ended September 30, 2019 in the Condensed Consolidated Statements of Operations. Additionally, the Company incurred debt issuance fees of $15 million that have been deferred and will be recognized in interest expense over the term of the Senior Secured Credit Facility.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Up to $400 million of the revolving credit facility is available to the Foreign Borrowers. Term loans were made to the Company in U.S. Dollars, and loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments of approximately 0.25% of the aggregate principal amount beginning with the fiscal quarter ending December 31, 2019, with the balance being due at maturity on August 28, 2026. Borrowings under the revolving portion of the credit facility are due August 28, 2024. Amounts outstanding under the Senior Secured Credit Facility for the revolving loan facility bear interest at LIBOR (or, in the case of amounts denominated in Euros, EURIBOR), or, at NCR’s option, in the case of amounts denominated in U.S. Dollars, at a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate interest last quoted by the Wall Street Journal as the “prime rate” and (c) the one-month LIBOR rate plus 1.00% (the Base Rate), plus, in each case, a margin ranging from 1.25% to 2.25% for LIBOR-based loans or EURIBOR-based revolving loans and ranging from 0.25% to 1.25% for Base Rate-based revolving loans, in each case, depending on the Company’s consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility. Amounts outstanding under the Senior Secured Credit Facility for the term loan facility bear interest at LIBOR plus 2.5% margin per annum, or, at NCR's option, the Base Rate plus a 1.50% margin per annum.

The obligations of the Company and Foreign Borrowers under the Senior Secured Credit Facility are guaranteed by certain of the Company's wholly-owned subsidiaries. The Senior Secured Credit Facility and these guarantees are secured by a first priority lien and security interest in certain equity interests owned by the Company and the guarantor subsidiaries in certain of their respective domestic and foreign subsidiaries, and a perfected first priority lien and security interest in substantially all of the Company's U.S. assets and the assets of the guarantor subsidiaries, subject to certain exclusions. These security interests would be released if the Company achieves an “investment grade” rating, and will remain released so long as the Company maintains that rating.
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes financial covenants that require the Company to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending and on or prior to March 31, 2021, (a) the sum of 4.50 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00, and (ii) in the case of any fiscal quarter ending after March 31, 2021 and on or prior to March 31, 2023, (a) the sum of 4.25 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00; and (iii) in the case of any fiscal quarter ending after March 31, 2023, (a) the sum of 4.00 and an amount (no to exceed 0.50) to reflect debt used to reduce our unfunded pension liabilities to (b) 1.00.

The Company has the option to elect to increase the maximum permitted leverage ratio by 0.25 in connection with the consummation of any material acquisition (as defined in the Senior Secured Credit Facility) for four fiscal quarters, but in no event will the maximum permitted leverage ratio, inclusive of all increases, exceed 4.75 to 1.00. At September 30, 2019, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.75 to 1.00.

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

The Company may request, at any time and from time to time, but the lenders are not obligated to fund, the establishment of one or more incremental term loans and/or revolving credit facilities (subject to the agreement of existing lenders or additional financial institutions to provide such term loans and/or revolving credit facilities) with commitments in an aggregate amount not to exceed the sum of (i) $150 million, plus (ii) such amount as would not cause the leverage ratio under the Senior Secured Credit Facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed 3.00 to 1.00, and the proceeds of which can be used for working capital requirements and other general corporate purposes.

Senior Unsecured Notes On September 17, 2012, the Company issued $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 (the 5.00% Notes). The 5.00% Notes were sold at 100% of the principal amount and will mature on

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

July 15, 2022. On December 18, 2012, the Company issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021 (the 4.625% Notes). The 4.625% Notes were sold at 100% of the principal amount and will mature on February 15, 2021. On December 19, 2013, the Company issued $400 million aggregate principal amount of 5.875% senior unsecured notes due in 2021 (the 5.875% Notes) and $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023 (the 6.375% Notes). The 5.875% Notes were sold at 100% of the principal amount and will mature on December 15, 2021 and the 6.375% Notes were sold at 100% of the principal amount and will mature on December 15, 2023. On August 21, 2019, the Company issued $500 million aggregate principal amount of 5.750% senior unsecured notes due in 2027 (the 5.750% Notes) and $500 million aggregate principal amount of 6.125% senior unsecured notes due in 2029 (the 6.125% Notes). The 5.750% Notes were sold at 100% of the principal amount and will mature on September 1, 2027. The 6.125% Notes were sold at 100% of the principal amount and will mature on September 1, 2029.

On August 8, 2019, the Company issued a notice of full redemption to redeem all of the outstanding aggregate principal amount of the 4.625% Notes. On September 7, 2019, the 4.625% Notes were redeemed at a price equal to (i) 100% of the aggregate principal amount of the Notes and (ii) accrued and unpaid interest to, but not including, the redemption date. Upon deposit of the redemption payment, the 4.625% Notes were satisfied and discharged in accordance with its terms.

As a result of the redemption of the 4.625% Notes, the Company wrote off approximately $1 million of deferred financing fees which was recorded within interest expense during the three and nine months ended September 30, 2019 in the Condensed Consolidated Statements of Operations. For the issuance of the 5.750% Notes and the 6.125% Notes, the Company incurred debt issuance fees of $15 million that have been deferred and will be recognized in interest expense over the term of the indentures.

The Company has the option to redeem the 5.750% Notes, in whole or in part, at any time on or after September 1, 2022, at a redemption price of 102.875%, 101.438%, and 100% during the 12-month periods commencing on September 1, 2022, 2023, and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to September 1, 2022, the Company may redeem the 5.750% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date.

The Company has the option to redeem the 6.125% Notes, in whole or in part, at any time on or after September 1, 2024, at a redemption price of 103.063%, 102.042%, 101.021% and 100% during the 12-month periods commencing on September 1, 2024, 2025, 2026 and 2027 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to September 1, 2024, the Company may redeem the 6.125% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date.

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

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

owned $645 million and $526 million of outstanding accounts receivable as of September 30, 2019 and December 31, 2018, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of September 30, 2019 and December 31, 2018 was $3.73 billion and $3.11 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $4 million for the three months ended September 30, 2019 compared to income tax benefit of $15 million for the three months ended September 30, 2018. The change was primarily driven by lower discrete benefits recognized in the current period. In the three months ended September 30, 2018, income tax was benefited by tax method changes filed during the prior year that resulted in lower deferred tax assets subject to the downward rate remeasurement resulting from U.S. Tax Reform as well as discrete benefits from tax restructuring transactions. In the three months ended September 30, 2019, the discrete benefits were primarily the release of a $25 million valuation allowance related to certain non-US deferred tax assets.

Income tax expense was $28 million for the nine months ended September 30, 2019 compared to an income tax benefit of $20 million for the nine months ended September 30, 2018. The change in income tax expense was primarily driven by lower discrete benefits recognized in the current period. In the nine months ended September 30, 2018, income tax was benefited by tax method changes filed during the prior year that resulted in lower deferred tax assets subject to the downward rate remeasurement resulting from U.S. Tax Reform, discrete benefits from tax restructuring transactions as well as favorable audit settlements in international jurisdictions. In the nine months ended September 30, 2019, the discrete benefits were primarily the release of a $25 million valuation allowance related to certain non-US deferred tax assets.

The Company regularly reviews our deferred tax assets for recoverability based on the evaluation of positive and negative evidence. During the three months ended September 30, 2019, the Company made the determination that there was sufficient positive evidence to release the valuation allowance in one non-US jurisdiction, resulting in a $25 million tax benefit noted above.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of September 30, 2019, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $10 million to $17 million in the next 12 months.

8. STOCK COMPENSATION PLANS

As of September 30, 2019, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Restricted stock units	$25	$13	$67	$50
Stock options	2	1	6	2
Employee stock purchase plan	1	1	3	3
Stock-based compensation expense	28	15	76	55
Tax benefit	(5)	—	(12)	(7)
Total stock-based compensation expense (net of tax)	$23	$15	$64	$48

Stock-based compensation expense is recognized in the financial statements based upon grant date fair value. The Company granted stock options and the weighted average fair value of option grants was estimated based on the below weighted average assumptions, which was $8.07 and $9.80 for the nine months ended September 30, 2019 and 2018, respectively. The stock options that were granted for the nine months ended September 30, 2019 and 2018 had a seven year contractual term and will vest over four years.

	Nine months ended September 30
	2019	2018
Dividend yield	$—	$—
Risk-free interest rate	2.50%	2.50%
Expected volatility	34.79%	34.88%
Expected holding period (years)	3.9	3.8

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

As of September 30, 2019, the total unrecognized compensation cost of $101 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 0.9 years. As of September 30, 2019, the total unrecognized compensation cost of $28 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.6 years.

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

For the three months ended September 30, 2019, employees purchased 0.2 million shares, at a discounted price of $26.44. For the three months ended September 30, 2018, employees purchased 0.2 million shares, at a discounted price of $25.59.

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended September 30 were as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2019	2018	2019	2018	2019	2018
Net service cost	$—	$—	$1	$2	$1	$2
Interest cost	16	16	5	4	21	20
Expected return on plan assets	(10)	(10)	(8)	(9)	(18)	(19)
Amortization of prior service cost	—	—	1	1	1	1
Net periodic benefit cost (income)	$6	$6	$(1)	$(2)	$5	$4

Components of net periodic benefit cost (income) of the pension plans for the nine months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2019	2018	2019	2018	2019	2018
Net service cost	$—	$—	$4	$6	$4	$6
Interest cost	49	46	15	15	64	61
Expected return on plan assets	(32)	(32)	(23)	(25)	(55)	(57)
Amortization of prior service cost	—	—	1	1	1	1
Net periodic benefit cost (income)	$17	$14	$(3)	$(3)	$14	$11

The benefit from the postretirement plan for the following periods were:

In millions	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Amortization of:
Prior service benefit	$(2)	$(1)	$(4)	$(4)
Actuarial loss	1	—	1	1
Net postretirement benefit	$(1)	$(1)	$(3)	$(3)

The net cost of the postemployment plan for the following periods were:

	Three months ended September 30		Nine months ended September 30
In millions	2019	2018	2019	2018
Net service cost	$5	$4	$24	$23
Interest cost	—	—	2	2
Amortization of:
Prior service benefit	—	(2)	(2)	(4)
Actuarial gain	(1)	—	(2)	—
Net benefit cost	$4	$2	$22	$21

Employer Contributions

Pension For the three and nine months ended September 30, 2019, NCR contributed $6 million and $17 million, respectively, to its international pension plans. NCR anticipates contributing an additional $11 million to its international pension plans for a total of $28 million in 2019.

Postretirement For the three and nine months ended September 30, 2019, NCR contributed zero and $1 million of contributions, respectively, to its U.S. postretirement plan. NCR anticipates contributing an additional $1 million to its U.S. postretirement plan for a total of $2 million in 2019.

Postemployment For the three and nine months ended September 30, 2019, NCR contributed $6 million and $28 million, respectively, to its postemployment plans. NCR anticipates contributing an additional $2 million to its postemployment plans for a total of $30 million in 2019.

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

In June 2014, one of the Company’s Brazilian subsidiaries, NCR Manaus, was notified of a Brazilian federal tax assessment of R$168 million, or approximately $43 million as of December 31, 2018, including penalties and interest regarding certain federal indirect taxes for 2010 through 2012. The assessment alleges improper importation of certain components into Brazil's free trade zone that would nullify related indirect tax incentives. At the time of the assessment, we did not record an accrual for the assessment as the Company believed it had a valid position regarding indirect taxes in Brazil and, as such, filed an appeal in 2014. In December 2017, the Company prevailed in this appeal regarding substantially all of the disputed amounts. The Brazilian federal tax authority further appealed this dispute to the next procedural level, in which an intermediate tribunal decided in NCR's favor in August 2018 and issued an opinion to that effect on February 25, 2019. The Brazilian tax authorities appealed one of the matters included within this decision. In May 2019, the Supreme Administrative Court issued an opinion in favor of NCR finally resolving this matter and canceling any future assessments.
On November 6, 2019, Boston Consulting Group, Inc., a former consultant for the Company, commenced a lawsuit against the Company in the United States District Court for the District of New York.  The Complaint in the matter alleges the Company breached two consulting agreements and seeks in excess of $80 million and other compensatory damages and equitable relief.  While the Company at this time is unable to make any predictions about the outcome of this case or estimate any possible liability, the Company believes the allegations of money owed are grossly overstated, and the Company intends to vigorously defend this lawsuit.

Environmental Matters NCR's facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes. Other than the Fox River matter, the Kalamazoo River matter and the Ebina matter discussed below, we currently do not anticipate material expenses and liabilities from these environmental matters.
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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of September 30, 2019 and December 31, 2018, the receivable under the Funding Agreement was approximately $49 million and $45 million, respectively, and was included in other assets in the Condensed Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable in 2020 or later, likely after the remediation efforts related to the Fox River matter, described below, are complete. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

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

The CD settlement has now resolved the remaining Fox River-related contribution and enforcement claims against the Company. The key components of the approved CD settlement include (1) the Company’s commitment to complete the remediation of the Fox River, which is now expected to be completed in 2020; (2) the Company’s conditional agreement to waive its contribution claims against the two remaining defendants in the case, GP and Glatfelter; (3) the Company’s agreement not to appeal the trial court’s decision on divisibility of harm; (4) the Governments’ agreement to include in the settlement so-called “contribution protection” in the Company’s favor as to GP’s and Glatfelter’s contribution claims against the Company, the effect of which will be to extinguish those claims; (5) the Governments’ agreement not to pursue the Company for the Governments’ past oversight costs; and (6) the Governments’ agreement to exercise prosecutorial discretion in pursuing other parties for future oversight costs and long-term monitoring and maintenance, with the Company retaining so-called “backstop” liability in the event that the other parties fail to pay future oversight costs or to perform long-term monitoring and maintenance. Additionally, although certain state law claims by GP and Glatfelter against the Company may not be affected directly by the CD settlement, the CD settlement provides that the Company’s contribution claims against those two parties will revive if those parties attempt to assert any claims against the Company relating to the Fox River, including any state law claims.
In the quarter ending September 30, 2017, the remediation general contractor commenced an arbitration against the LLC, in a dispute over contract interpretation. The hearing on this matter was completed in June 2019, and the parties submitted post-trial briefs in August 2019. The amounts claimed by the contractor range from approximately $46 million to approximately $53 million; the Company disputed the claims and contested them vigorously during the hearing. In November 2019, having rejected substantial

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

portions of the claims, the arbitration panel awarded the contractor $10 million. The Company’s indemnitors and co-obligors, described below, are expected to bear responsibility for the majority of any award, with the Company’s share of approximately one-fourth of such award.
With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company received timely payments as they came due under the Funding Agreement. Although API filed for bankruptcy protection in October 2017, it had made all of the payments to the Company in connection with the Fox River that are required of it by the Funding Agreement.
NCR's eventual remediation liability, followed by long-term monitoring expected to be performed by others, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. The significant factors include: (1) the total remaining clean-up costs, including the costs associated with decommissioning the site, the expected cost impact of which is expected to be neutral or non-material to the Company, including long-term monitoring following completion of the clean-up, and what parties are assigned to discharge the post-clean-up tasks (as noted, the Company no longer expects to bear long-term monitoring costs); (2) total NRD for the site and the share that NCR will bear (which is now resolved as to the Company); (3) the share of clean-up costs that NCR will bear (which is resolved under the CD settlement); (4) NCR's transaction and litigation costs to defend itself to the extent additional litigation is required with respect to the claim brought by the general contractor; and (5) the share of NCR's payments that BAT will bear (which is governed by the Cost Sharing Agreement and the Funding Agreement, BAT has made all of the payments requested of it, and as discussed above; API is in bankruptcy and is not presumed likely to bear further shares of NCR’s payments). With respect to NRD, in connection with a certain settlement entered into by other PRPs in 2015, the Government withdrew the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company.
Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of September 30, 2019, the gross reserve for the Fox River matter was approximately $13 million, compared to $21 million as of December 31, 2018. As of September 30, 2019, the net reserve for the Fox River matter was approximately $10 million, compared to $17 million as of December 31, 2018. The change in the net reserve is due to payments for clean-up activities and litigation costs. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of September 30, 2019 and December 31, 2018, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
In light of the 2018 decision, the Company increased its reserve for the Kalamazoo River matter during 2018. As of September 30, 2019, the total reserve for Kalamazoo was $46 million compared to $47 million as of December 31, 2018; that figure is reported on a basis that is net of expected contributions from the Company's co-obligors and, if and when the applicable threshold is reached, its indemnitors. As many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time), the Company has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of NCR’s potential liability remains subject to many uncertainties, particularly inasmuch as remedy decisions and cost estimates will not be generated until times in the future and as most of the work to be performed will not take place until the 2020s and 2030s. Under other assumptions or estimates for possible costs of remediation, which the Company does not at this point consider to be reasonably estimable or verifiable, it is possible that the reserve the Company has taken to discontinued operations reflected in this paragraph could more than approximately double the reflected reserve.
In July 2018 the Company appealed to the United States Court of Appeals for the Sixth Circuit both the 2013 court decision, which it believes is in conflict with a decision from the Fox River trial court as to Operable Unit 1 of that site and an affirmance of that decision from the Court of Appeals for the Seventh Circuit, and the 2018 court decision, on various legal grounds. The Company filed a bond to stay any execution of the judgment pending the appeal, and its application for a stay was approved by the court and remains stayed as of September 2019.
Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of the period ended September 30, 2019, NCR had disposed of more than a third of its lower-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. Based on communications with the agency, the earliest that high-concentration wastes can be disposed of will be in the second half of 2020, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company has adjusted its existing reserve for the matter to take into account this cost estimate, and that reserve as of September 30, 2019 is $19 million compared to $2 million at December 31, 2018. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through September 30, 2019, NCR has received a combined gross total of approximately $202 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, owing to considerations under applicable Michigan law. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
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

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of September 30, 2019 and December 31, 2018, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	2019	2018
Warranty reserve liability
Beginning balance as of January 1	$26	$26
Accruals for warranties issued	26	27
Settlements (in cash or in kind)	(31)	(32)
Ending balance as of September 30	$21	$21

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

11. SERIES A CONVERTIBLE PREFERRED STOCK

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

On September 18, 2019, NCR entered into an agreement to repurchase and convert the outstanding 512,221 shares of Series A Convertible Preferred Stock owned by Blackstone. NCR repurchased 237,673 shares of Series A Convertible Preferred Stock for total cash consideration of $302 million. The remaining shares of Blackstone's Series A Convertible Preferred Stock, including accrued dividends, were converted to approximately 9.16 million shares of common stock at a conversion price of $30.00 per share.

For the repurchase of Series A Convertible Preferred Stock, the excess of the fair value of consideration transferred over the carrying value was approximately $67 million, and has been included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share. In this analysis, we determined the fair value of the consideration transferred was not in excess of the fair value of the redeemed Series A Convertible Preferred Stock. As a result, there was no inducement provided to Blackstone for the conversion of the remaining preferred shares into common stock. Refer to Note 12. Earnings per Share, for additional discussion.

During the three months ended September 30, 2019 and 2018, the Company paid dividends-in-kind of $13 million and $11 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company paid dividends-in-kind of $37 million and $34 million, respectively. As of September 30, 2019 and December 31, 2018, the Company had accrued dividends of $1 million and $3 million, respectively. There were no cash dividends declared during the three and nine months ended September 30, 2019 or 2018.

As of September 30, 2019 and December 31, 2018, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 13.1 million and 29.0 million shares, respectively.

12. EARNINGS PER SHARE

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The holders of Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not qualify as participating securities. See Note 8, Stock Compensation Plans for share information on NCR’s stock compensation plans.

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Numerator:
Income from continuing operations	$105	$85	$230	$(3)
Dividends on Series A Convertible Preferred Stock	(12)	(12)	(37)	(36)
Deemed dividend on Series A Convertible Preferred Stock redemption	(67)	—	(67)	—
Income from continuing operations attributable to NCR common stockholders	26	73	126	(39)
Loss from discontinued operations, net of tax	(15)	(1)	(15)	(38)
Net income attributable to NCR common stockholders	$11	$72	$111	$(77)

Denominator:
Basic weighted average number of shares outstanding	121.4	118.0	120.3	118.4

Basic earnings per share:
From continuing operations	$0.21	$0.62	$1.05	$(0.33)
From discontinued operations	(0.12)	(0.01)	(0.13)	(0.32)
Total basic earnings per share	$0.09	$0.61	$0.92	$(0.65)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Numerator:
Income from continuing operations	$105	$85	$230	$(3)
Dividends on Series A Convertible Preferred Stock	(12)	—	(37)	(36)
Deemed dividend on Series A Convertible Preferred Stock redemption	(67)	—	(67)	—
Income from continuing operations attributable to NCR common stockholders	26	85	126	(39)
Loss from discontinued operations, net of tax	(15)	(1)	(15)	(38)
Net income attributable to NCR common stockholders	$11	$84	$111	$(77)

Denominator:
Basic weighted average number of shares outstanding	121.4	118.0	120.3	118.4
Dilutive effect of as-if converted Series A Convertible Preferred Stock	—	28.4	—	—
Dilutive effect of restricted stock units and stock options	2.0	2.9	2.4	—
Weighted average diluted shares	123.4	149.3	122.7	118.4

Diluted earnings per share:
From continuing operations	$0.21	$0.57	$1.03	$(0.33)
From discontinued operations	(0.12)	(0.01)	(0.12)	(0.32)
Total diluted earnings per share	$0.09	$0.56	$0.90	$(0.65)

For the three months ended September 30, 2019, shares related to the as-if converted Series A Convertible Preferred Stock of 28.0 million were excluded from the diluted share count because their effect would have been anti-dilutive. The number of shares of Series A Convertible Preferred Stock that were excluded is inclusive of both existing and redeemed shares. For the three months ended September 30, 2019, weighted average restricted stock units and stock options of 4.5 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the three months ended September 30, 2018, it was more dilutive to assume the Series A Convertible Preferred Stock was converted to common stock and therefore the weighted average outstanding shares of common stock were adjusted by the as-if converted Series A Convertible Preferred Stock and diluted earnings per share was calculated excluding the quarterly dividend. For the three months ended September 30, 2018, weighted average restricted stock units and stock options of 2.9 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the nine months ended September 30, 2019, shares related to the as-if converted Series A Convertible Preferred Stock of 29.0 million were excluded from the diluted share count because their effect would have been anti-dilutive. The number of shares of Series A Convertible Preferred Stock that were excluded is inclusive of both existing and redeemed shares. For the nine months ended September 30, 2019, weighted average restricted stock units and stock options of 4.4 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the nine months ended September 30, 2018, shares related to the as-if converted Series A Convertible Preferred Stock of 28.1 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the nine months ended September 30, 2018, weighted average restricted stock units and stock options of 6.7 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of September 30, 2019, the balance in AOCI related to foreign exchange derivative transactions was a gain of $2 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

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
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Fair Values of Derivative Instruments
	September 30, 2019
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$71	$3	Other current liabilities	$22	$—
Total derivatives designated as hedging instruments			$3			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$151	$1	Other current liabilities	$267	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$4			$1

	Fair Values of Derivative Instruments
	December 31, 2018
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$169	$4	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$4			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$219	$1	Other current liabilities	$157	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$5			$1

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2019	For the three months ended September 30, 2018	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2019	For the three months ended September 30, 2018
Foreign exchange contracts	$4	$1	Cost of products	$(2)	$(2)

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Foreign exchange contracts	$5	$5	Cost of products	$(5)	$(2)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended September 30		Nine months ended September 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2019	2018	2019	2018
Foreign exchange contracts	Other (expense), net	$(2)	$(1)	$(11)	$(4)

Refer to Note 14. Fair Value of Assets and Liabilities, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2019, we did not have any significant concentration of credit risk related to financial instruments.

14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are set forth as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	September 30, 2019
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$7	$7	$—	$—
Foreign exchange contracts (2)	4	—	4	—
Total	$11	$7	$4	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

	December 31, 2018
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$8	$8	$—	$—
Foreign exchange contracts (2)	5	—	5	—
Total	$13	$8	$5	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three and nine months ended September 30, 2019. In the three and nine months ended September 30, 2018, we recorded zero and $183 million, which included a $146 million impairment of goodwill under our previous segment structure assigned to the Hardware reporting unit and a $37 million impairment charge related to long-lived assets held and used in our Hardware operations.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2018	$(234)	$(14)	$2	$(246)
Other comprehensive income (loss) before reclassifications	(10)	—	4	(6)
Amounts reclassified from AOCI	—	(5)	(4)	(9)
Net current period other comprehensive (loss) income	(10)	(5)	—	(15)
Balance as of September 30, 2019	$(244)	$(19)	$2	$(261)

Reclassifications Out of AOCI

	For the three months ended September 30, 2019
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Cost of services	—	(1)	—	(1)
Total before tax	$—	$(1)	$(2)	$(3)
Tax expense				1
Total reclassifications, net of tax				$(2)

	For the three months ended September 30, 2018
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Cost of services	—	(2)	—	(2)
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	1	—	1
Total before tax	$—	$(2)	$(2)	$(4)
Tax expense				—
Total reclassifications, net of tax				$(4)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the nine months ended September 30, 2019
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(5)	$(5)
Cost of services	(1)	(3)	—	(4)
Selling, general and administrative expenses	—	(2)	—	(2)
Total before tax	$(1)	$(5)	$(5)	$(11)
Tax expense				2
Total reclassifications, net of tax				$(9)

	For the nine months ended September 30, 2018
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Cost of services	1	(5)	—	(4)
Selling, general and administrative expenses	—	(2)	—	(2)
Total before tax	$1	$(7)	$(2)	$(8)
Tax expense				1
Total reclassifications, net of tax				$(7)

16. RESTRUCTURING PLAN

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

As a result of the restructuring plan, the Company recorded a total charge of zero and $9 million in the three months ended September 30, 2019 and 2018, respectively, and $4 million and $33 million in the nine months ended September 30, 2019 and 2018, respectively. The restructuring program was substantially completed as of June 30, 2019.

The following table summarizes the total charges related to the restructuring plan for the three and nine months ended September 30, 2019:

In millions	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Severance and other employee related costs	$—	$1
Inventory related charges	—	7
Asset related charges	—	(6)
Other exit costs	—	2
Total charge	$—	$4

Severance and other employee related costs The Company recorded zero and $1 million of employee related costs in the three and nine months ended September 30, 2019, respectively, in accordance with ASC 420, Exit or Disposal Cost Obligations. There were

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

no discrete charges in accordance with ASC 712, Employers’ Accounting for Postemployment Benefits recorded in the three and nine months ended September 30, 2019.

Inventory related charges The Company recorded zero and $7 million of inventory related charges for rationalizing its product portfolio and writing down inventory to be sold to third party suppliers to the lower of cost or net realizable value in the three and nine months ended September 30, 2019, respectively. These costs were included within cost of products in the Condensed Consolidated Statement of Operations.

Asset related charges The Company recorded a $6 million gain on the sale of the two plant locations in the nine months ended September 30, 2019. There were no similar gains recorded during the the three months ended September 30, 2019.

Other exit costs The Company recorded zero and $2 million in the three and nine months ended September 30, 2019, respectively, for costs primarily related to moving inventory as well as clean-up costs from the plant locations that were closed. These costs were included within cost of products and selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations.

The following table summarizes the total charges related to the restructuring plan for the three and nine months ended September 30, 2018:

In millions	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Severance and other employee related costs	$—	$5
Inventory related charges	7	24
Other exit costs	2	4
Total charge	$9	$33

Severance and other employee related costs During the three months ended September 30, 2018. the Company recorded a $2 million discrete benefit in accordance with ASC 712, Employers' Accounting for Postemployment Benefits, which resulted in total expense for the the nine months ended September 30, 2018 of $1 million. The Company also recorded $2 million and $4 million of employee related costs in accordance with ASC 712, Employers’ Accounting for Postemployment Benefits, in the three and nine months ended September 30, 2018, respectively. These costs were included within cost of products in the Condensed Consolidated Statement of Operations.

Inventory related charges The Company recorded $7 million and $24 million of inventory related charges for rationalizing its product portfolio and writing down inventory to be sold to third party suppliers to the lower of cost or net realizable value in the three and nine months ended September 30, 2018, respectively. These costs were included within cost of products in the Condensed Consolidated Statement of Operations.

Other exit costs The Company recorded $2 million and $4 million for costs primarily related to moving inventory and fixed assets from the plant locations that will be closed in the three and nine months ended September 30, 2018, respectively. These costs were included within cost of products and selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations.

The results by segment, as disclosed in Note 4, Segment Information and Concentrations, exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. The following table summarizes the costs recorded in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Employers’ Accounting for Postemployment Benefits, and the remaining liabilities as of September 30, 2019, which are included in the Condensed Consolidated Balance Sheet in Other Current Liabilities.

In millions	September 30, 2019
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$2
Cost recognized during the period	3
Utilization	(5)
Ending balance as of September 30	$—

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

17. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	September 30, 2019	December 31, 2018
Accounts receivable
Trade	$1,498	$1,364
Other	33	23
Accounts receivable, gross	1,531	1,387
Less: allowance for doubtful accounts	(44)	(31)
Total accounts receivable, net	$1,487	$1,356

The components of inventory are summarized as follows:

In millions	September 30, 2019	December 31, 2018
Inventories
Work in process and raw materials	$219	$237
Finished goods	263	214
Service parts	383	355
Total inventories	$865	$806

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

18. CONDENSED CONSOLIDATING SUPPLEMENTAL GUARANTOR INFORMATION

The Company's 5.00% Notes, 5.875% Notes and 6.375% Notes are guaranteed by the Company's subsidiary, NCR International, Inc. (Guarantor Subsidiary), which is 100% owned by the Company and has guaranteed fully and unconditionally the obligations to pay principal and interest for these senior unsecured notes. The guarantees are subject to release under certain circumstances as described below:

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

Refer to Note 6, Debt Obligations for additional information.

In connection with the previously completed registered exchange offers for the 5.00% Notes, 5.875% Notes and 6.375% Notes, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (Rule 3-10), and has therefore included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

The following supplemental information sets forth, on a consolidating basis, the condensed statements of operations and comprehensive income (loss), the condensed balance sheets and the condensed statements of cash flows for the parent issuer of these senior unsecured notes, for the Guarantor Subsidiary and for the Company and all of its consolidated subsidiaries.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended September 30, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$371	$4	$432	$(95)	$712
Service revenue	561	2	508	—	1,071
Total revenue	932	6	940	(95)	1,783
Cost of products	307	1	342	(95)	555
Cost of services	360	1	360	—	721
Selling, general and administrative expenses	170	1	100	—	271
Research and development expenses	27	—	37	—	64
Total operating expenses	864	3	839	(95)	1,611
Income (loss) from operations	68	3	101	—	172
Interest expense	(51)	—	(2)	—	(53)
Other (expense) income, net	—	—	(11)	—	(11)
Income (loss) from continuing operations before income taxes	17	3	88	—	108
Income tax expense (benefit)	59	1	(56)	—	4
Income (loss) from continuing operations before earnings in subsidiaries	(42)	2	144	—	104
Equity in earnings of consolidated subsidiaries	134	60	—	(194)	—
Income (loss) from continuing operations	92	62	144	(194)	104
Income (loss) from discontinued operations, net of tax	(2)	—	(13)	—	(15)
Net income (loss)	$90	$62	$131	$(194)	$89
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to NCR	$90	$62	$132	$(194)	$90
Total comprehensive income (loss)	(53)	39	111	(29)	68
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to NCR common stockholders	$(53)	$39	$113	$(29)	$70

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the nine months ended September 30, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$988	$9	$1,141	$(223)	$1,915
Service revenue	1,636	5	1,473	—	3,114
Total revenue	2,624	14	2,614	(223)	5,029
Cost of products	841	2	927	(223)	1,547
Cost of services	1,062	3	1,028	—	2,093
Selling, general and administrative expenses	451	1	323	—	775
Research and development expenses	94	—	91	—	185
Total operating expenses	2,448	6	2,369	(223)	4,600
Income (loss) from operations	176	8	245	—	429
Interest expense	(137)	—	(11)	5	(143)
Other (expense) income, net	(20)	4	(7)	(5)	(28)
Income (loss) from continuing operations before income taxes	19	12	227	—	258
Income tax expense (benefit)	60	(17)	(15)	—	28
Income (loss) from continuing operations before earnings in subsidiaries	(41)	29	242	—	230
Equity in earnings of consolidated subsidiaries	258	216	—	(474)	—
Income (loss) from continuing operations	217	245	242	(474)	230
Income (loss) from discontinued operations, net of tax	(2)	—	(13)	—	(15)
Net income (loss)	$215	$245	$229	$(474)	$215
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$215	$245	$229	$(474)	$215
Total comprehensive income (loss)	200	224	215	(440)	199
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to NCR common stockholders	$200	$224	$216	$(440)	$200

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
September 30, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15	$2	$371	$—	$388
Accounts receivable, net	56	1	1,430	—	1,487
Inventories	325	1	539	—	865
Due from affiliates	821	2,085	482	(3,388)	—
Other current assets	152	2	262	—	416
Total current assets	1,369	2,091	3,084	(3,388)	3,156
Property, plant and equipment, net	260	—	122	—	382
Goodwill	2,249	—	505	—	2,754
Intangibles, net	498	—	51	—	549
Operating lease assets	256	—	141	—	397
Prepaid pension cost	—	—	153	—	153
Deferred income taxes	323	3	162	—	488
Investments in subsidiaries	3,563	3,084	—	(6,647)	—
Due from affilates	16	1	—	(17)	—
Other assets	509	1	62	—	572
Total assets	$9,043	$5,180	$4,280	$(10,052)	$8,451

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$8	$—	$200	$—	$208
Accounts payable	372	—	428	—	800
Payroll and benefits liabilities	142	—	118	—	260
Contract liabilities	262	1	250	—	513
Due to affiliates	2,564	108	716	(3,388)	—
Other current liabilities	214	1	350	—	565
Total current liabilities	3,562	110	2,062	(3,388)	2,346
Long-term debt	3,419	—	3	—	3,422
Pension and indemnity plan liabilities	520	—	243	—	763
Postretirement and postemployment benefits liabilities	17	4	100	—	121
Income tax accruals	25	—	70	—	95
Due to affiliates	—	—	17	(17)	—
Operating lease liabilities	285	—	93	—	378
Other liabilities	100	—	95	—	195
Total liabilities	7,928	114	2,683	(3,405)	7,320
Redeemable noncontrolling interest	—	—	11	—	11
Series A convertible preferred stock	389	—	—	—	389
Stockholders’ equity
Total NCR stockholders’ equity	726	5,066	1,581	(6,647)	726
Noncontrolling interests in subsidiaries	—	—	5	—	5
Total stockholders’ equity	726	5,066	1,586	(6,647)	731
Total liabilities and stockholders’ equity	$9,043	$5,180	$4,280	$(10,052)	$8,451

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$142	$(207)	$292	$(1)	$226
Investing activities
Expenditures for property, plant and equipment	(23)	—	(30)	—	(53)
Proceeds from sales of property, plant and equipment	3	—	8	—	11
Additions to capitalized software	(140)	—	(27)	—	(167)
Proceeds from (payments of) intercompany notes	290	255	35	(580)	—
Investments in equity affiliates	—	—	98	(98)	—
Business acquisitions, net	(86)	—	—	—	(86)
Net change in funds held for clients	—		(2)		(2)
Other investing activities, net	5	—	—	—	5
Net cash provided by (used in) investing activities	49	255	82	(678)	(292)
Financing activities
Short term borrowings, net	4	—	—	—	4
Payments on term credit facilities	(759)	—	—	—	(759)
Payments on revolving credit facilities	(1,760)	—	(319)	—	(2,079)
Borrowings on revolving credit facilities	2,040	—	419	—	2,459
Payments of senior unsecured notes	(500)	—	—	—	(500)
Borrowings on term credit facility	350	—	—	—	350
Proceeds from issuance of senior unsecured notes	1,000	—	—	—	1,000
Repurchase of Common Stock	(96)				(96)
Debt issuance cost	(28)	—	—	—	(28)
Repurchase of Series A Preferred Stock	(302)	—	—	—	(302)
Proceeds from employee stock plans	12	—	—	—	12
Other financing activities	—	—	(1)	—	(1)
Equity contribution	(84)	(14)	—	98	—
Dividend distribution to consolidated subsidiaries	—	—	(1)	1	—
Borrowings (repayments) of intercompany notes	—	(35)	(545)	580	—
Tax withholding payments on behalf of employees	(29)	—	—	—	(29)
Net change in client funds obligations	—	—	2	—	2
Net cash provided by (used in) financing activities	(152)	(49)	(445)	679	33
Cash flows from discontinued operations
Net cash used in operating activities	(26)	—	(1)	—	(27)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(7)	—	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	13	(1)	(79)	—	(67)
Cash, cash equivalents and restricted cash at beginning of period	12	3	461	—	476
Cash, cash equivalents and restricted cash at end of period	$25	$2	$382	$—	$409

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	September 30, 2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$15	$2	$371	$—	$388
Restricted cash included in Other assets	10	—	11	—	21
Total cash, cash equivalents and restricted cash	$25	$2	$382	$—	$409

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2018

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$226	$(151)	$102	$(14)	$163
Investing activities
Expenditures for property, plant and equipment	(85)	—	(19)	—	(104)
Proceeds from sales of property, plant and equipment	1	—	2	—	3
Additions to capitalized software	(111)	—	(19)	—	(130)
Proceeds from (payments of) intercompany notes	207	145	—	(352)	—
Other investing activities, net	(4)	—	—	—	(4)
Net cash provided by (used in) investing activities	8	145	(36)	(352)	(235)
Financing activities
Short term borrowings, net	(1)	—	8	—	7
Borrowings on term credit facilities	(51)	—	—	—	(51)
Payments on revolving credit facilities	(1,055)	—	(378)	—	(1,433)
Borrowings on revolving credit facilities	1,055	—	553	—	1,608
Repurchase of Common Stock	(210)	—	—	—	(210)
Proceeds from employee stock plans	16	—	—	—	16
Dividend distribution to consolidated subsidiaries	—	—	(14)	14	—
Borrowings (repayments) of intercompany notes	—	—	(352)	352	—
Tax withholding payments on behalf of employees	(30)	—	—	—	(30)
Net cash provided by (used in) financing activities	(276)	—	(183)	366	(93)
Cash flows from discontinued operations
Net cash used in operating activities	(23)	—	—	—	(23)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(12)	—	(12)
Increase (decrease) in cash, cash equivalents, and restricted cash	(65)	(6)	(129)	—	(200)
Cash, cash equivalents and restricted cash at beginning of period	97	11	435	—	543
Cash, cash equivalents and restricted cash at end of period	$32	$5	$306	$—	$343

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	September 30, 2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$31	$5	$298	$—	$334
Restricted cash included in Other assets	1	—	8	—	9
Total cash, cash equivalents and restricted cash	$32	$5	$306	$—	$343

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Third Quarter Overview
The following were the significant events for the third quarter of 2019, each of which is discussed more fully in later sections of this MD&A:

•	Revenue increased approximately 15% from the prior year period and 17% excluding unfavorable foreign currency impacts;

•	Banking revenue increased 18% and operating margin increased 43% from the prior year period;

•	Retail revenue increased 12% and operating margin increased 24% from the prior year period; and

•	Hospitality revenue increased 12% and operating margin declined 33% from the prior year period.

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

Results from Operations

For the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

The following table shows our results for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2019	2018	2019	2018
Revenue	$1,783	$1,550	$5,029	$4,604
Gross margin	507	410	1,389	1,233
Gross margin as a percentage of revenue	28.4%	26.5%	27.6%	26.8%
Operating expenses
Selling, general and administrative expenses	$271	$226	$775	$732
Research and development expenses	64	59	185	190
Asset impairment charges	—	—	—	183
Income from operations	$172	$125	$429	$128

The following table shows our revenue by geography for the three months ended September 30:

In millions	2019	% of Total	2018	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$1,104	62%	$898	58%	23%	25%
Europe, Middle East and Africa (EMEA)	458	26%	414	27%	11%	13%
Asia Pacific (APJ)	221	12%	238	15%	(7)%	(7)%
Consolidated revenue	$1,783	100%	$1,550	100%	15%	17%

The following table shows our revenue by geography for the nine months ended September 30:

In millions	2019	% of Total	2018	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$3,053	61%	$2,662	58%	15%	16%
Europe, Middle East and Africa (EMEA)	1,329	26%	1,240	27%	7%	12%
Asia Pacific (APJ)	647	13%	702	15%	(8)%	(5)%
Consolidated revenue	$5,029	100%	$4,604	100%	9%	12%

The following table shows our revenue by segment for the three months ended September 30:

In millions	2019	% of Total	2018	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Banking	$942	53%	$795	51%	18%	21%
Retail	539	30%	483	31%	12%	13%
Hospitality	216	12%	193	13%	12%	13%
Other	86	5%	79	5%	9%	10%
Consolidated revenue	$1,783	100%	$1,550	100%	15%	17%

The following table shows our revenue by segment for the nine months ended September 30:

In millions	2019	% of Total	2018	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Banking	$2,568	51%	$2,241	49%	15%	18%
Retail	1,608	32%	1,541	33%	4%	6%
Hospitality	611	12%	595	13%	3%	4%
Other	242	5%	227	5%	7%	9%
Consolidated revenue	$5,029	100%	$4,604	100%	9%	12%

(1) The tables above for the three and nine months ended September 30 are presented with period-over-period revenue growth or declines on a constant currency basis. Constant currency is a non-GAAP measure that excludes the effects of foreign currency fluctuations. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations is useful for assessing the underlying performance of our business, and our management uses revenue growth adjusted for constant currency to evaluate period-over-period operating performance. This non-GAAP measure should not be considered a substitute for, or superior to, period-over-period revenue growth under GAAP.
The following table provides a reconciliation of geographic revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended September 30, 2019:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	23%	(2)%	25%
EMEA	11%	(2)%	13%
APJ	(7)%	—%	(7)%
Consolidated revenue	15%	(2)%	17%
The following table provides a reconciliation of geographic revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the nine months ended September 30, 2019:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	15%	(1)%	16%
EMEA	7%	(5)%	12%
APJ	(8%)	(3)%	(5)%
Consolidated revenue	9%	(3)%	12%
The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended September 30, 2019:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Banking	18%	(3)%	21%
Retail	12%	(1)%	13%
Hospitality	12%	(1)%	13%
Other	9%	(1)%	10%
Consolidated revenue	15%	(2)%	17%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the nine months ended September 30, 2019:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Banking	15%	(3)%	18%
Retail	4%	(2)%	6%
Hospitality	3%	(1)%	4%
Other	7%	(2)%	9%
Consolidated revenue	9%	(3)%	12%

Revenue

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018, revenue increased 15% due to an increase in all segments. Foreign currency fluctuations had an unfavorable impact of 2% to the revenue comparison.

Banking revenue increased 18% due to 55% growth in ATM revenue driven by higher backlog conversion and higher ATM-related software as well as growth in services revenue. Foreign currency fluctuations unfavorably impacted the revenue comparison by 3%. Retail revenue increased 12% driven by an increase in payments, strength in self-checkout, as well as growth in services revenue. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison. Hospitality revenue increased 12% driven by higher cloud, payments, and point-of-sale revenue. Foreign currency fluctuations unfavorably impacted the revenue comparison by 1%.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, revenue increased 9% due to an increase in all segments. Foreign currency fluctuations had an unfavorable impact of 3% to the revenue comparison.

Banking revenue increased 15% due to a 50% growth in ATM revenue driven by higher backlog conversion and higher ATM-related software as well as growth in services revenue. Foreign currency fluctuations unfavorably impacted the revenue comparison by 3%. Retail revenue increased 4% driven by an increase in payments, strength in self-checkout and services revenue partially offset by a large implementation services project in the prior year. Foreign currency fluctuations unfavorably impacted the revenue comparison by 2%. Hospitality revenue increased 3% driven by higher cloud, payments, and point-of-sale revenue. Foreign currency fluctuations unfavorably impacted the revenue comparison by 1%.

The changes to segment revenue and the drivers thereof are discussed in further detail under "Revenue and Operating Income by Segment" below.

Gross Margin

Gross margin as a percentage of revenue in the three months ended September 30, 2019 was 28.4% compared to 26.5% in the three months ended September 30, 2018. Gross margin in the three months ended September 30, 2019 included $1 million of costs related to restructuring and transformation initiatives and $5 million of acquisition-related amortization of intangibles. Gross margin in the three months ended September 30, 2018 included $9 million of costs related to restructuring and transformation initiatives and $6 million related to acquisition-related amortization of intangibles. Excluding these items, gross margin as a percentage of revenue increased from 27.4% to 28.8% due to growth in all segments primarily driven by improved hardware profitability.

Gross margin as a percentage of revenue in the the nine months ended September 30, 2019 was 27.6% compared to 26.8% in the nine months ended September 30, 2018. Gross margin in the nine months ended September 30, 2019 included $19 million of costs related to restructuring and transformation initiatives and $17 million of acquisition-related amortization of intangibles. Gross margin in the nine months ended September 30, 2018 included $54 million of costs related to transformation and restructuring initiatives and $18 million of acquisition-related amortization of intangibles. Excluding these items, gross margin as a percentage of revenue was flat year over year after experiencing declines earlier in the year compared to the prior year. The improvement was primarily driven by improved hardware profitability in the three months ended September 30, 2019.

Operating Expenses

Selling, general and administrative expenses were $271 million, or 15.2% as a percentage of revenue, as compared to $226 million, or 14.6% as a percentage of revenue, in the three months ended September 30, 2019 and September 30, 2018, respectively. Selling, general and administrative expenses in the three months ended September 30, 2019 included $17 million of acquisition-related amortization of intangibles, $6 million of costs related to restructuring and transformation initiatives and $1 million of acquisition-related costs. Selling, general, and administrative expenses in the three months ended September 30, 2018 included $14 million of acquisition-related amortization of intangibles and $6 million of costs related to restructuring and transformation initiatives. Excluding these items, selling, general and administrative expenses increased from 13.3% as a percentage of revenue in the three months ended September 30, 2018 to 13.9% as a percentage of revenue in the three months ended September 30, 2019 due to increases in employee-related and real estate expenses.

Selling, general and administrative expenses were $775 million, or 15.4% as a percentage of revenue, as compared to $732 million or 15.9% as a percentage of revenue, in the nine months ended September 30, 2019 and September 30, 2018, respectively. Selling, general and administrative expenses in the nine months ended September 30, 2019 included $47 million of acquisition-related amortization of intangibles, $25 million of costs related to restructuring and transformation initiatives and $1 million of acquisition-related costs. Selling, general, and administrative expenses in the nine months ended September 30, 2018 included $46 million of acquisition-related amortization of intangibles and $38 million of costs related to transformation initiatives. Excluding these items, selling, general and administrative expenses decreased from 14.1% as a percentage of revenue in the nine months ended September 30, 2018 to 14.0% as a percentage of revenue in the nine months ended September 30, 2019 due to cost reduction benefits realized partially offset by increases in employee-related and real estate expenses.

Research and development expenses were $64 million, or 3.6% as a percentage of revenue, in the three months ended September 30, 2019 as compared to $59 million, or 3.8% as a percentage of revenue, in the three months ended September 30, 2018. Research and development expenses in the three months ended September 30, 2019 and September 30, 2018 included zero and $1 million, respectively, of costs related to our restructuring and transformation initiatives. Excluding these costs, research and development expenses as a percentage of revenue decreased from 3.7% in the three months ended September 30, 2018 to 3.6% in the three months ended September 30, 2019 due to increased discipline for investments in our strategic growth platforms.

Research and development expenses were $185 million, or 3.7% as a percentage of revenue, in the nine months ended September 30, 2019 as compared to $190 million, or 4.1% as a percentage of revenue, in the nine months ended September 30, 2018. Research and development expenses in the the nine months ended September 30, 2019 and September 30, 2018 included $3 million and $6 million, respectively, of costs related to our restructuring and transformation initiatives. Excluding these costs, research and development expenses as a percentage of revenue decreased from 4.0% in the nine months ended September 30, 2018 to 3.6% in the nine months ended September 30, 2019 due to increased discipline for investments in our strategic growth platforms.

Asset impairment charges were zero and $183 million in the three and nine months ended September 30, 2018, which included a $146 million impairment of goodwill under our previous segment structure assigned to the Hardware reporting unit and a $37 million impairment charge related to long-lived assets held and used in our Hardware operations.

Interest and Other Expense Items

Interest expense was $53 million in the three months ended September 30, 2019 compared to $43 million in the three months ended September 30, 2018. Interest expense was $143 million in the nine months ended September 30, 2019 compared to $125 million in the nine months ended September 30, 2018. The increases in both periods were due to the increase in the outstanding debt balance as well as the write-off of $6 million of deferred financing fees as a result of the debt refinancing completed during the third quarter of 2019.

Other expense, net was $11 million in the three months ended September 30, 2019 compared to $10 million in the three months ended September 30, 2018. Other expense, net in the three months ended September 30, 2019 and 2018 included $9 million and $10 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Other expense, net was $28 million the nine months ended September 30, 2019 compared to $24 million in the nine months ended September 30, 2018. Other expense, net in the the nine months ended September 30, 2019 and September 30, 2018 included $21 million and $23 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $4 million for the three months ended September 30, 2019 compared to income tax benefit of $15 million for the three months ended September 30, 2018. The change was primarily driven by lower discrete benefits recognized in the current period. In the three months ended September 30, 2018, income tax was benefited by tax method changes filed during the prior year that resulted in lower deferred tax assets subject to the downward rate remeasurement resulting from U.S. Tax Reform as well as discrete benefits from tax restructuring transactions. In the three months ended September 30, 2019, the discrete benefits were primarily the release of a $25 million valuation allowance related to certain non-US deferred tax assets.

Income tax expense was $28 million for the nine months ended September 30, 2019 compared to income tax benefit of $20 million for the nine months ended September 30, 2018. The change in income tax expense was primarily driven by lower discrete benefits recognized in the current period. In the nine months ended September 30, 2018, income tax was benefited by tax method changes filed during the prior year that resulted in lower deferred tax assets subject to the downward rate remeasurement resulting from U.S. Tax Reform, discrete benefits from tax restructuring transactions as well as favorable audit settlements in international jurisdictions. In the nine months ended September 30, 2019, the discrete benefits were primarily the release of a $25 million valuation allowance related to certain non-US deferred tax assets.

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
Loss from Discontinued Operations

In the three months ended September 30, 2019, the loss from discontinued operations, net of tax, was $15 million primarily driven by an increase in the anticipated future disposal costs related to an environmental matter in Japan. Refer to Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in this quarterly report for additional information regarding this environmental matter. In the three months ended September 30, 2018, the loss from discontinued operations, net of tax, was $1 million related to environmental matters.

In the nine months ended September 30, 2019, the loss from discontinued operations, net of tax, was $15 million primarily driven by an increase in the anticipated future disposal costs related to an environmental matter in Japan. In the the nine months ended September 30, 2018, the loss from discontinued operations, net of tax, was $38 million driven by a ruling on the Kalamazoo environmental site as well as audit settlements partially related to Teradata.

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

Each of these segments derives its revenue by selling in the geographies in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain non-operational items from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under GAAP. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. Our segment results are reconciled to total Company results reported under GAAP in Note 4, Segment Information and Concentrations of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue.

Banking

The following table shows the Banking revenue and operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2019	2018	2019	2018
Revenue	$942	$795	$2,568	$2,241
Operating income	$146	$102	$370	$280
Operating income as a percentage of revenue	15.5%	12.8%	14.4%	12.5%

In the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, revenue increased 18% and 15%, respectively, due to growth in ATM revenue driven by higher backlog conversion and higher ATM-related software as well as growth in services revenue. The revenue growth was mainly driven by strength in the Americas and Europe. In both the three and nine months ended September 30, 2019, foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison.

Operating income increased in the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The increase in operating income was primarily due to higher volume and a favorable mix of revenue, both by product and geography, with improvements in hardware profitability.

Retail

The following table shows the Retail revenue and operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2019	2018	2019	2018
Revenue	$539	$483	$1,608	$1,541
Operating income	$36	$29	$102	$105
Operating income as a percentage of revenue	6.7%	6.0%	6.3%	6.8%

In the three months ended September 30, 2019 compared to the three months ended September 30, 2018, revenue increased 12% driven by an increase in payment processing revenue, strength in self-checkout revenue as well as growth in services revenue. The revenue increase was mainly driven by Americas and Europe. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

In the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, revenue increased 4% driven by an increase in payment processing revenue and strength in self-checkout revenue partially offset by a large implementation services project in the prior year. The revenue increase was mainly driven by the Americas and Europe. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison.

Operating income increased in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to an increase in volume and improvements in hardware profitability.

Operating income decreased in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to an unfavorable mix of revenue partially offset by the positive contribution from the prior year acquisitions, including Jetpay, as well as improvements in hardware profitability.

Hospitality

The following table shows the Hospitality revenue and operating loss for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2019	2018	2019	2018
Revenue	$216	$193	$611	$595
Operating income	$10	$15	$39	$53
Operating income as a percentage of revenue	4.6%	7.8%	6.4%	8.9%

In the three months ended September 30, 2019 compared to the three months ended September 30, 2018, revenue increased 12% due to growth in cloud, payments, and point-of-sale revenue. The revenue increase was mainly driven by North America. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

In the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, revenue increased 3% due to growth in cloud, payments, and point-of-sale revenue. The revenue increase was mainly driven by North America. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Operating income decreased in the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 driven by increased investment in small business and payments solutions partially offset by improved hardware profitability.

Other

The following table shows the Other revenue and operating income for the three and nine months ended September 30:

	Three months ended September 30		Nine months ended September 30
In millions	2019	2018	2019	2018
Revenue	$86	$79	$242	$227
Operating income	$10	$15	$30	$36
Operating income as a percentage of revenue	11.6%	19.0%	12.4%	15.9%

In the three months ended September 30, 2019 compared to the three months ended September 30, 2018, revenue increased 9% due to an increase in hardware and hardware maintenance revenue in North America. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

In the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, revenue increased 7% due to an increase in hardware and hardware maintenance revenue in North America and Europe. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison.

Operating income decreased in the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 driven by an increase in investments in sale resources partially offset by the increase in revenue.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $226 million in the nine months ended September 30, 2019 compared to cash provided by operating activities of $163 million in the nine months ended September 30, 2018. The increase in cash provided by operating activities was due to higher operating income.

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

The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the nine months ended September 30:

	Nine months ended September 30
In millions	2019	2018
Net cash provided by operating activities	$226	$163
Expenditures for property, plant and equipment	(53)	(104)
Additions to capitalized software	(167)	(130)
Net cash used in discontinued operations	(27)	(23)
Free cash use (non-GAAP)	$(21)	$(94)

The decrease in expenditures for property, plant and equipment is primarily due to tenant improvements in our new world headquarters completed in the previous period, which were partially reimbursed by the lessor and included in net cash provided by operating activities. The increase in additions to capitalized software is related to the investment in our strategic growth platforms.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment. During the nine months ended September 30, 2019, we completed the acquisition of D3 Technology for $74 million, net of cash acquired.

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock and borrowings and repayments of credit facilities and notes. During the the nine months ended September 30, 2019, we amended and restated our senior secured credit facility which resulted in the repayment of the term loan under the prior facility of $759 million and proceeds from the term loan under the new facility of $350 million. Additionally, during the nine months ended September 30, 2019, we issued new senior unsecured notes for an aggregate principal amount of $1 billion and redeemed in full the $500 million aggregate principal amount of 4.625% senior unsecured notes. In the nine months ended September 30, 2019, we paid $28 million of debt issuance fees related to these transactions.

Financing activities during the nine months ended September 30, 2019 also included the redemption of the outstanding Series A Convertible Preferred Stock owned by Blackstone for $302 million, the repurchase of our common stock for a total of $96 million, proceeds from stock employee plans of $12 million and tax withholding payments on behalf of employees for stock based awards that vested of $29 million. Financing activities during the nine months ended September 30, 2018 included the repurchase of our common stock for a total of $210 million, proceeds from employee stock plans of $16 million and tax withholding payments on behalf of employees for stock based awards that vested of $30 million.

Long Term Borrowings On August 28, 2019, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. The senior secured credit facility now consists of a term loan facility in an aggregate principal amount of $750 million, of which $350 million was outstanding as of September 30, 2019. The senior secured credit facility permits the Company to draw the remaining $400 million under the term loan facility at any time on or prior to December 31, 2019, which was subsequently drawn on October 10, 2019. Additionally, the senior secured credit facility provides for a revolving credit facility with an aggregate principal amount of $1.1 billion, of which $400 million was outstanding as of September 30, 2019, subject to certain covenant limitations. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of September 30, 2019, there were no letters of credit outstanding. As of December 31, 2018, the outstanding principal balance of the term loan facility was $759 million and the outstanding balance on the revolving facility was $120 million.

On August 21, 2019, the Company issued $500 million aggregate principal amount of 5.750% senior unsecured notes due in 2027 and $500 million aggregate principal amount 6.125% senior unsecured notes due in 2029. On September 7, 2019, the Company redeemed in full the $500 million aggregate principal amount of 4.625% senior unsecured notes that were due in 2021.

As of September 30, 2019, we had outstanding $500 million in aggregate principle balance of 5.750% senior unsecured notes due in 2027, $500 million in aggregate principle balance of 6.125% senior unsecured notes due in 2029, $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022 and $400 million in aggregate principal balance of 5.875% senior unsecured notes due in 2021. We expect to redeem in full the $400 million in aggregate principal balance of 5.875% senior unsecured notes due in 2021 prior to December 31, 2019.

Our revolving trade receivables securitization facility provides the Company with up to $200 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of September 30, 2019 and December 31, 2018, the Company had $200 million and $100 million, respectively, outstanding under the facility.

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

On September 18, 2019, NCR entered into an agreement to repurchase and convert the outstanding Series A Convertible Preferred Stock owned by Blackstone, which was 512,221 shares as of the date of the transaction. NCR repurchased 237,673 shares of Series A Convertible Preferred Stock for total cash consideration of $302 million. The remaining shares of Blackstone's Series A Convertible Preferred Stock, including accrued dividends, were converted to approximately 9.16 million shares of common stock at a conversion price of $30.00 per share. This transaction retires all of the Series A Convertible Preferred Stock owned by Blackstone.

During the nine months ended September 30, 2019 and 2018, the Company paid dividends-in-kind of $37 million and $34 million, respectively, associated with the Series A Convertible Preferred Stock. As of September 30, 2019 and December 31, 2018, the Company had accrued dividends of $1 million and $3 million, respectively, associated with the remaining Series A Convertible Preferred Stock. There were no cash dividends declared during the nine months ended September 30, 2019 or 2018.

The remaining Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

As of September 30, 2019 and December 31, 2018, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 13.1 million and 29.0 million, respectively.

Employee Benefit Plans In 2019, we expect to make contributions of $28 million to our international pension plans, $30 million to our postemployment plan and $2 million to our postretirement plan. For additional information, refer to Note 9, Employee Benefit Plans of the Notes to the Condensed Consolidated Financial Statements.

Transformation and Restructuring Initiatives Our previously announced transformation and restructuring initiatives continue to progress. We are executing on our spend optimization program to drive cost savings through operational efficiencies to generate at least $100 million of savings in 2019 and are on track with the actions completed and delivering benefits through September 30, 2019. This initiative will create efficiencies in our corporate functions, reduce spend in the non-strategic areas and limit discretionary spending. We incurred a pre-tax charge of $47 million in the the nine months ended September 30, 2019 with a cash impact of $36 million. In 2019, for all initiatives, we expect to incur a pre-tax charge of $60 million and a cash impact of $70 million to $80 million.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at September 30, 2019 and December 31, 2018 were $364 million and $443 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of September 30, 2019, our cash and cash equivalents totaled $388 million and our total debt was $3.66 billion. As of September 30, 2019, our borrowing capacity under the revolving credit facility was approximately $700 million, and under our trade receivables securitization facility was zero. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2018 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

Contractual and Other Commercial Commitments

There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2018, except as noted below.

In the third quarter of 2019, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. Additionally, we issued $500 million aggregate principal amount of 5.750% senior unsecured notes due in 2027 and $500 million aggregate principal amount of 6.125% senior unsecured notes due in 2029 as well as redeemed the $500 million aggregate principal amount of 4.625% senior unsecured notes that were due in 2021.

These transactions significantly altered the contractual and other commercial commitments related to debt obligations and interest on debt obligations previously described in our Annual Report on Form 10-K for the year ended December 31, 2018. The following table outlines our future debt obligations and future interest on debt obligations as of September 30, 2019 with projected cash payments in the years shown:

In millions	Total Amounts	October 1, 2019 through December 31, 2019	2020-2021	2022-2023	2024 & Thereafter
Debt obligations	$3,658	$9	$609	$1,310	$1,730
Interest on debt obligations	1,068	51	382	299	336
Total debt obligations	$4,726	$60	$991	$1,609	$2,066
The Company’s uncertain tax positions are not expected to have a significant impact on liquidity or sources and uses of capital resources. Our product warranties are discussed in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC Regulation S-K Item 303 (a) (4) (ii).
Critical Accounting Policies and Estimates
Management reassessed the critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K and determined that there were no changes to our critical accounting policies or our estimates associated with those policies in the nine months ended September 30, 2019.
New Accounting Pronouncements
See discussion in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $3 million as of September 30, 2019 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the third quarter of 2019 compared to the third quarter of 2018 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 2% on third quarter 2019 revenue versus third quarter 2018 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 74% of our borrowings were on a fixed rate basis as of September 30, 2019. The increase in pre-tax interest expense for the nine months ended September 30, 2019 from a hypothetical 100 basis point increase in variable interest rates would be approximately $8 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2019, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2019, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

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

As of September 30, 2019, $194 million was available for repurchases under the March 2017 program, and approximately $431 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

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

Recent Repurchases

The following table provides information relating to the Company's repurchases of common stock for the three months ended September 30, 2019, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Time Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Current Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Programs (1)
July 1 through July 31, 2019	—	N/A	—	$720,889,847
August 1 through August 31, 2019	1,576,220	$30.57	1,576,220	$672,672,288
September 1 through September 30, 2019	1,466,165	$32.61	1,466,165	$624,829,132
For the quarter ended September 30, 2019	3,042,385	$31.55	3,042,385

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended September 30, 2019, 418,293 shares were purchased at an average price of $30.73 per share.

Item 6.     EXHIBITS

4.1
Indenture, dated as of August 21, 2019, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1 to the Current Report on Form 8-K of NCR Corporation dated August 21, 2019 (the “August 21, 2019 Form 8-K”)).

4.2	Indenture, dated as of August 21, 2019, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.3 to the August 21, 2019 Form 8-K).

10.1
Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, as further amended and restated as of August 28, 2019, among NCR Corporation, the lenders party thereto, the foreign borrowers party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 4.1 to the Current Report on Form 8-K of NCR Corporation dated August 29, 2019 (the “August 29, 2019 Form 8-K”)).

10.2
Reaffirmation Agreement, dated as of August 28, 2019, among NCR Corporation, NCR International, Inc., the foreign subsidiaries of NCR Corporation party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 4.2 to the August 29, 2019 Form 8-K).

10.3
Stock Repurchase and Conversion Agreement, dated as of September 18, 2019, by and between NCR Corporation, BCP VI SBS ESC Holdco L.P., Blackstone NCR Holdco L.P., BTO NCR Holdings - ESC L.P., and BTO NCR Holdings L.P (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated September 19, 2019).

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018; (ii) our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018; (iii) our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018; (iv) our condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018; (v) our condensed consolidated statements of changes in stockholder's equity for the nine months ended September 30, 2019 and 2018; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	November 7, 2019	By:	/s/ Andre J. Fernandez
Andre J. Fernandez Executive Vice President and Chief Financial Officer