Form 10-K
period 2019-12-31
NCR CORP
filed 2020-02-28
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019, was approximately $3.7 billion. As of February 14, 2020, there were approximately 128.7 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2019 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks and registered marks of NCR Corporation and its subsidiaries, and of other companies, as indicated. Unless otherwise indicated, the terms “NCR,” the “Company,” “we,” “us,” and “our” refer to NCR Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “believe,” “will,” “should,” “would,” “could,” “provisional” and words of similar meaning. Statements that describe or relate to our plans, goals, intentions, strategies or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. The forward-looking statements in this Annual Report include statements regarding NCR’s revenue growth expectations; NCR’s expected shift to grow software and services revenues, as well as recurring revenue streams; NCR’s capital allocations for 2020 including internal investments in transformation to an as-a-Service company and strategic growth platforms; NCR’s expectations regarding acquisition activity; and NCR’s expected areas of focus to drive growth and create long-term stockholder value. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of our control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors listed in Item 1A “Risk Factors” and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, including factors relating to: domestic and global economic and credit conditions including, in particular, those resulting from the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial services and retail industries, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, execution of the United Kingdom's exit from the European Union, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices; the transformation of our business and shift to increased software and services revenue, as well as recurring revenue; our ability to improve execution in our sales and services organizations; our ability to successfully introduce new solutions and compete in the technology industry; cybersecurity risks and compliance with data privacy and protection requirements; the possibility of disruptions in or problems with our data center hosting facilities; defects or errors in our products; the impact of our indebtedness and its terms on our financial and operating activities; the historical seasonality of our sales; tax rates and tax legislation; foreign currency fluctuations; the success of our restructuring plans and cost reduction savings initiatives; manufacturing disruptions, including those caused by or related to outsourced manufacturing or disruptions in our supply chain due to the Wuhan coronavirus; the availability and success of acquisitions, divestitures and alliances; our pension strategy and underfunded pension obligations; reliance on third party suppliers; the impact of the terms of our Series A Convertible Preferred Stock; our multinational operations, including in new and emerging markets; collectability difficulties in subcontracting relationships in certain geographical markets; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; uncertainties or delays associated with the transition of key business leaders; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims, and other matters across various jurisdictions. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I

Item 1.        BUSINESS
General
Business and Industries Served
NCR is a leading software- and services-led enterprise provider in the financial, retail, hospitality and telecommunications and technology industries. NCR is a global company that is headquartered in Atlanta, Georgia. NCR offers a range of solutions that help businesses of all sizes run the store, run the restaurant and run self-service banking channels. Our portfolio includes digital first offerings for banking, restaurants and retailers, as well as payments processing, multi-vendor connected device services, automated teller machines (ATMs), point of sale (POS) terminals and self-service technologies. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors. Our solutions are also designed to support our transition to an as-a-Service company and enable us to be the technology-based service provider of choice to our customers.
Company History
NCR was originally incorporated in 1884 and was a publicly traded company on the New York Stock Exchange prior to its merger with a wholly-owned subsidiary of AT&T Corp. (AT&T) on September 19, 1991. On December 31, 1996, AT&T distributed all of its interest in NCR to its stockholders. NCR common stock is listed on the New York Stock Exchange and trades under the symbol “NCR”.
Operating Segments
As of January 1, 2019, NCR began management on an industry basis, changing from the previous model of management on a solution basis. As a result, we categorize our operations into the following segments: Banking, Retail, Hospitality and Other.
This change to our segment reporting for fiscal year 2019 and future periods is further described in Note 1, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The information required by Item 1 with respect to our reportable segments and financial information regarding our geographic areas and those reportable segments can be found in Item 7 of Part II of this Report under “Revenue and Operating Income by Segment” as well as in Item 8 of Part II of this Report as part of Note 4, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements and in Item 1A of this Report under "Multinational Operations," and is incorporated herein by reference.

Products and Services
We are an enterprise provider selling a portfolio of digital first software, services, hardware and payments. Our offerings fall into the following categories:
Banking
We offer solutions to customers in the financial services industry that help position our customers to win the digital transformation, including API-first platforms to enable customers to increase engagement, reduce costs, generate new revenue streams and enhance loyalty. These solutions include customer-facing digital banking, branch transformation and digital connected services, and use software solutions and platforms such as a multi-vendor ATM management systems software application suite, payment processing software, fraud and loss prevention applications, cash management and video banking software, as well as related hardware including multi-function ATMs, interactive teller machines (ITMs), thin-client ATMs, cash dispensers, cash recycling ATMs and hardware for check and image processing.
Retail
We offer software-defined solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions are designed to improve operational efficiency, selling productivity, customer satisfaction and purchasing decisions; provide secure checkout processes and payment systems; and increase service levels. These solutions include retail-oriented technologies such as comprehensive API-point of sale retail software platforms and applications, hardware terminals, self-service kiosks including self-checkout (SCO), payment processing solutions, and bar-code scanners.
Hospitality
We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single store or restaurant to global chains and sports and entertainment venues, that are designed to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. Our solutions include software applications including payment processing solutions for quick-service restaurants, table-service restaurants, convenience and fuel retailers and other businesses, and back-office inventory and store and restaurant management applications, including cloud-based loss prevention video technology and services for the hospitality industries. We also provide hospitality-oriented hardware products such as POS terminals, SCO kiosks, order and payment kiosks, bar code scanners, printers and peripherals.
Other
We offer maintenance, managed and professional services using solutions such as remote management and monitoring services, which are designed to improve operational efficiency, network availability and end-user experience, to customers in the telecommunications and technology industry. We also provide such services to end users on behalf of select manufacturers leveraging our global service capability, and resell third party networking products to customers in a variety of industries.

Target Markets and Distribution Channels

NCR provides solutions to customers of varying sizes in the financial, retail, hospitality and other industries, including the telecommunications and technology industry.

Our Banking segment solutions primarily serve the financial industry with particular focus on retail banking, which includes traditional providers of consumer banking and financial services. These solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Our financial solutions customers are located throughout the world in both developed and emerging markets. We have historically sold most of our Banking segment solutions through a direct sales channel, although a portion of revenue is derived through distributors and value-added resellers.

We provide POS and self-service kiosk solutions to the retail and hospitality industries. Our Retail segment customers include department stores, specialty retailers, mass merchandisers, catalog stores, supermarkets, hypermarkets, grocery stores, drug stores, wholesalers, convenience stores, petroleum outlets and small businesses. Our Hospitality segment customers include retailers, restaurants, food service providers and sports and entertainment venues (including stadiums, arenas and cinemas) and small businesses. We also provide our self-service solutions to customers in the travel industry, including airlines and airports. POS and self-service kiosk solutions are sold through a direct sales force and through relationships with value-added resellers, distributors, dealers and other indirect sales channels.

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

Competition

We face a diverse group of competitors in the financial, retail and hospitality industries in which we sell our digital first portfolio of software, services and hardware. The primary competitive factors can vary by geographic area where we operate around the world, but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; fit of the vendor’s strategic vision with the customer’s strategic direction; and quality of the vendor’s consulting, deployment and support services.

In the financial industry, our Banking segment faces a variety of competitors offering financial services and software including, among others, Fidelity National Information Services Inc., Fiserv, Inc., Q2 Holdings, Inc., Temenos AG, Alkami Technology, Inc. and ACI Worldwide, Inc. In addition, we face competition from ATM manufacturers including Diebold Nixdorf, Inc., and Hyosung TNS Inc., and ATM network operators including Cardtronics plc and Euronet Worldwide, Inc., as well as regional firms across all geographies where we operate around the world.

In the retail and hospitality industries, our Retail and Hospitality segments face a variety of competitors across all geographies where we operate around the world. Our competitors vary by market segment, product, service offering and geographic area, and include Toshiba Tec Corporation, Flooid, Oracle Corporation, GK Software SE, PAR Technology Corporation, Aptos, Inc., Diebold Nixdorf, Inc., Fujitsu Limited and HP Inc., among others. In addition, we face new competitors including Toast, Inc., Revel Systems, Inc., Square, Inc., and Upserve, Inc., among others.

The primary services competitors are the companies identified above, as well as other regional and local independent services firms across all geographies where we operate around the world. We also face services competition from global enterprise technology companies including IBM Corporation, among others, as these firms continue to focus on services as a core business strategy.

Research and Development

We remain focused on designing and developing solutions that anticipate our customers’ changing technological needs as well as consumer preferences. Our expenses for research and development were $259 million in 2019, $252 million in 2018, and $241 million in 2017. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report under "Research and Development Costs," and is incorporated herein by reference.

Patents and Trademarks

NCR seeks patent protection for its innovations, including improvements, associated with its software, services, hardware, solutions and developments, where such protection is likely to provide value to NCR. NCR owns approximately 1,250 patents in the U.S. and numerous other patents in foreign countries. The foreign patents are generally counterparts of NCR’s U.S. patents. Many of the patents owned by NCR are licensed to others, and NCR is licensed under certain patents owned by others. As appropriate, NCR looks to monetize its patents to drive additional value from its patent portfolio. NCR also has numerous patent applications pending in the U.S. and in foreign countries. NCR’s portfolio of patents and patent applications is of significant value to NCR.

NCR has registered certain trademarks and service marks in the U.S. and in a number of foreign countries. NCR considers the “NCR” and NCR logo marks, as well as its other trademarks and service marks, to have significant value to NCR.

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
As of December 31, 2019, NCR leverages a network of internal and third party partner facilities across the globe to manufacture its products:

•	ATMs are manufactured in NCR facilities located in Manaus, Brazil; Budapest, Hungary; and Chennai, India and partner facilities located in Chihuahua, Mexico.

•	SCO solutions are manufactured in NCR facilities located in Budapest, Hungary and partner facilities located in Chihuahua, Mexico and Xiamen, China.

•	Kiosk solutions are manufactured in NCR facilities located in Budapest, Hungary; Manaus, Brazil; and Chennai, India and partner facilities in Buford, Georgia, USA.

•	POS/Display terminals are manufactured in NCR facilities located in Budapest, Hungary and partner facilities located in Guadalajara, Mexico and Xiamen, China.

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

Product Backlog

Backlog includes orders confirmed for products scheduled to be shipped as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty. Even when penalties for cancellation are provided for in a customer contract, we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have a significant portion of revenue derived from service-based business, which backlog information has not historically been measured. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenue for any future period. However, backlog is included as a component of our remaining performance obligation to the extent we determine that the orders are non-cancelable.

Employees

On December 31, 2019, NCR had approximately 36,000 employees and contractors worldwide.

Environmental Matters

Compliance with federal, state, and local environmental regulations relating to the protection of the environment could have a material adverse impact on our capital expenditures, cash flow, financial condition, earnings or competitive position. While NCR does not currently expect to incur material capital expenditures related to compliance with such laws and regulations, and while we believe the amounts provided in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities in this area, there can be no assurances that environmental matters will not lead to a material adverse impact on our capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Fox River and Kalamazoo River matters, is reported in Item 8 of Part II of this Report as part of Note 11, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Further information regarding the potential impact of compliance with federal, state and local environmental regulations is also included in Item 1A of this Report under the caption “Environmental,” and is incorporated herein by reference.

Information about our Executive Officers
The Executive Officers of NCR (as of February 28, 2020) are as follows:

Name	Age	Position and Offices Held
Frank R. Martire	72	Executive Chairman
Michael D. Hayford	60	President and Chief Executive Officer
Owen J. Sullivan	62	Chief Operating Officer
Andre J. Fernandez	51	Executive Vice President and Chief Financial Officer
James M. Bedore	60	Executive Vice President, General Counsel and Secretary
Debra Bronder	62	Senior Vice President and Chief Human Resources Officer
Adrian Button	47	Senior Vice President, Hardware Product Operations
Daniel W. Campbell	59	Executive Vice President, NCR Global Sales
J. Robert Ciminera	62	Executive Vice President, Global Customer Services
Frank D'Angelo	74	Executive Vice President and President, NCR Banking
Paul Langenbahn	51	Executive Vice President and President, NCR Commerce
Beth A. Potter	60	Chief Accounting Officer

Set forth below is a description of the background of each of the Executive Officers.
Frank R. Martire is Executive Chairman of NCR, a position he has held since May 2018. Prior to that, Mr. Martire served as non-executive Chairman of Fidelity National Information Services Inc. (FIS). From 2015 to 2017, he served as Executive Chairman of FIS, and from 2009 to 2015 was President and Chief Executive Officer of FIS after its acquisition of Metavante Technologies, Inc. (Metavante), a bank technology processing company. Mr. Martire previously served as Chief Executive Officer of Metavante from 2003 to 2009 and President from 2003 to 2008. Prior to that, he was President and Chief Operating Officer of Call Solutions Inc. from 2001 to 2003, and President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc., from 1991 to 2001. Mr. Martire serves as Chairman of the Board of Directors of J. Alexander’s Holdings, Inc. and is a member of the Board of Directors of Cannae Holdings, Inc. Mr. Martire became a director of NCR on May 31, 2018.
Michael D. Hayford is President and Chief Executive Officer of NCR, a position he has held since April 2018.  Mr. Hayford was most recently Founding Partner of Motive Partners, an investment firm focused on technology-enabled companies that power the financial services industry.  From 2009 until his retirement in 2013, Mr. Hayford served as the Executive Vice President and Chief Financial Officer at Fidelity National Information Services Inc. (FIS), a financial services technology company.  Prior to joining FIS, Mr. Hayford was with Metavante Technologies, Inc. (Metavante), a bank technology processing company, from 1992 to 2009.  He served as the Chief Operating Officer at Metavante from 2006 to 2009 and as the President from 2008 to 2009.  From 2007 to 2009, Mr. Hayford also served on the Board of Directors of Metavante.  Mr. Hayford was a member of the Board of Directors and the Audit Committee of Endurance International Group Holdings, Inc. from 2013 to 2019, and was a member of the Board of Directors and Chairman of the Audit Committee of West Bend Mutual Insurance Company from 2007 to 2018.  Mr. Hayford became a director of NCR on April 30, 2018.
Owen J. Sullivan is Chief Operating Officer of NCR, a position he has held since July 2018. Mr. Sullivan was most recently an independent consultant, providing strategic planning, consulting and executive mentoring, and working with and investing alongside private equity firms and other investor groups. Prior to that, Mr. Sullivan was with ManpowerGroup Inc. (ManpowerGroup), a workforce and talent management solutions company, from 2003 to 2013. At ManpowerGroup, he served as President of the Specialty Brands and Experis units from 2010 to 2013, and he served as the Chief Executive Officer of the Right Management and Jefferson Wells, International, Inc. subsidiaries from 2004 to 2013 and from 2003 to 2010, respectively. Before joining ManpowerGroup, Mr. Sullivan was with Sullivan Advisors, LLC, a provider of strategic planning, consulting and executive mentoring for small to medium-sized businesses, from 2001 to 2003. Prior to that, Mr. Sullivan was with Metavante Technologies, Inc., a bank technology processing company, from 1993 to 2001 where he served in various management roles including as the President of Metavante’s Financial Services Group and Enterprise Solutions Group. Mr. Sullivan served as a member of the Board of Directors of Johnson Financial Group, a bank holding company, where he was a member of its Wealth Management, Risk and Succession Committees, through 2018. Mr. Sullivan is a member of the Board of Directors of Computer Task Group, Incorporated and serves as a member of its Compensation and Audit Committees.

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
James M. Bedore is Executive Vice President, General Counsel and Secretary of NCR, a position he has held since November 2018. In 2019, Mr. Bedore also became Head of Corporate Development at NCR. Prior to that, Mr. Bedore worked since 1985 as an attorney in private practice with Reinhart Boerner Van Deuren s.c. advising clients on a variety of corporate matters including mergers and acquisitions, public securities offerings on behalf of issuers and underwriters, private placements, venture capital, bank and other financing arrangements, securities compliance, reporting and disclosure obligations, corporate governance, shareholder rights and executive compensation.
Debra Bronder is Senior Vice President and Chief Human Resources Officer of NCR Corporation, a position she has held since July 2018. Most recently, she led Human Resources for Cardtronics, Inc., a global leader in ATM placement and transaction processing, from 2010 to 2017. Prior to that, Ms. Bronder was the Executive Vice President of Human Resources for Metavante Technologies, Inc. (Metavante), a bank technology processing company, from 1997 to 2009, and with Fidelity National Information Services, Inc. (FIS) from 2009 to 2010, leading the human resources activities for Metavante’s merger with FIS in 2009.
Adrian Button is NCR’s Senior Vice President, Hardware Products Operations, a position he has held since February 2018.  From July 2017 to February 2018, Mr. Button served as NCR’s Senior Vice President Global Operations.  Before he joined NCR, Mr. Button spent 19 years in various management roles with different divisions of General Electric Company (GE).  Most recently, Mr. Button served from January 2016 to July 2017 as Corporate Officer for GE Industrial Solutions, with oversight of the division’s supply chain and service operations across 41 global factories.  Prior to that, Mr. Button served as Vice President, Turbomachinery, for GE’s Oil & Gas division from January 2014 to December 2016, as General Manager, Global Operations, for GE’s Oil & Gas division from March 2011 to December 2013, and in other operations and supply chain roles with GE Aviation.
Daniel W. Campbell is NCR’s Executive Vice President, NCR Global Sales, a position he has held since February 2018.  Previously, from July 2015 to February 2018, Mr. Campbell served as a Senior Vice President and General Manager at Virtustream, Inc. (Virtustream), which he joined after it was acquired by EMC Corporation (EMC) in July 2015.  With Virtustream, Mr. Campbell led the global sales integration with EMC’s sales organization, built a global strategic alliances and channels organization, and co-launched Virtustream Storage Cloud, an enterprise-class cloud storage platform.  Before joining Virtustream, from April 1998 to July 2015, Mr. Campbell served in a series of sales and management roles of increasing responsibility at EMC, including as Chief Operating Officer, Senior Vice President, Worldwide Sales, Backup and Recovery Systems Divisions, and most recently as Senior Vice President, Global Specialty Sales.  Before joining EMC, Mr. Campbell served in various sales and management roles with Sperry, Unisys, Motorola and Wang.
J. Robert Ciminera is NCR’s Executive Vice President, Global Customer Services, a position he has held since January 2018.  Previously, Mr. Ciminera served as NCR’s Executive Vice President, Hardware Product Operations, from January 2017 to January 2018, where he was responsible for NCR’s hardware product portfolio.  Before that, Mr. Ciminera served as NCR’s Senior Vice President, Hardware Solutions and Global Operations from October 2015 to December 2017, as NCR’s Senior Vice President, Integrated Supply Chain Operations from May 2014 to October 2015, and as NCR’s Vice President, Strategic Sourcing and Chief Procurement Officer from February 2009, when he joined NCR, through May 2014.  Before joining NCR, Mr. Ciminera served in various sourcing, supply chain and product management roles with Avaya, Motorola, Symbol Technologies, Lucent and AT&T.
Frank D’Angelo is Executive Vice President and President, NCR Banking, a position he has held since October 2018. Mr. D’Angelo’s career spans 35 years in the financial services, digital banking and payments industries. He currently serves as Chairman of the Board of Evertec Inc., a transaction and payments processing company in Latin America and the Caribbean and is also an operating partner in Hillpath Capital, a capital investment firm. He is a past Chairman of the Electronic Funds Transfer Association and served on the Payments Advisor Counsel of the Federal Reserve Bank in Philadelphia. Previously, he was President of Monitise Americas, Inc., a provider of mobile banking, payments and commerce networks. Prior to that post, Mr. D’Angelo was Executive Vice President of the Payments Solutions Group at Fidelity National Information Services Inc. and head of Payments and Digital Banking at Metavante Technologies, Inc. He also held several executive positions of a 20-year span at Diebold, including CEO of Diebold Mexico, Vice President of the Diebold Service organization, as well as Vice President of software engineering and production management. He is a United States Air Force Veteran.

Paul Langenbahn is Executive Vice President and President, NCR Commerce, a position he has held since July 2018. Prior to that, he served as Executive Vice President and Chief Operating Officer of NCR from March 2018 through July 2018. Prior to that, he served as Executive Vice President, NCR Software from January 2017 to March 2018.  From April 2014 to December 2016, Mr. Langenbahn served as Senior Vice President and President, Hospitality, and before that, he served as Vice President, Global Field Operations from 2012 to 2014. Prior to joining NCR, he served in various leadership roles at Radiant Systems Inc., including as President, Radiant Hospitality Business Unit, from 2007 until the company was acquired by NCR in 2011.
Beth A. Potter is NCR’s Chief Accounting Officer, a position she has held since November 2019. Ms. Potter has served as the NCR Corporate Controller since 2011. From March 2007 to 2011, she served as Assistant Controller, and prior to that she served in various other leadership roles supporting NCR’s finance organization.

Available Information
NCR makes available through its website at http://investor.ncr.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act). The SEC website (www.sec.gov) contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2020 Annual Meeting of Stockholders (the 2020 Proxy Statement), portions of which are incorporated herein by reference. NCR also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

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

Economic Pressures. Our business may be negatively affected by domestic and global economic and credit conditions. Our business is sensitive to the strength of domestic and global economic and credit conditions, particularly as they affect, either directly or indirectly, the financial, retail and hospitality sectors of the economy. Economic and credit conditions are influenced by a number of factors, including political conditions, consumer confidence, unemployment levels, interest rates, tax rates, commodity prices and government actions to stimulate economic growth. The imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial, retail and hospitality industries, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, the execution of the United Kingdom's exit from the European Union (EU), uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices, among other things, have created a challenging and unpredictable environment in which to market the products and services of our various businesses across our different geographies and industries. A negative or unpredictable economic climate could create uncertainty or financial pressures that impact the ability or willingness of our customers to make capital expenditures, thereby affecting their decision to purchase or roll out our products or services or, especially with respect to smaller customers, to pay accounts receivable owed to NCR. Additionally, if customers respond to a negative or unpredictable economic climate by consolidation, it could reduce our base of potential customers. Negative or unpredictable global economic conditions also may have an adverse effect on our customers’ ability to obtain financing for the purchase of our products and services from third party financing companies or on the number of payment processing transactions which could negatively impact our operating results.

Business Model. If we are unsuccessful in transforming our business model, our operating results could be negatively impacted. In recent years, we have shifted our business model to become a software- and services-led enterprise provider, focusing on increased software and services revenue, as well as recurring revenue, to enable NCR to become an as-a-Service company. Activating our strategy to create NCR-as-a-Service could negatively impact our revenue and margin as we shift toward increasing recurring revenue. Additionally, this strategy includes the shift away from perpetual license-based products that yield revenue recognized at an earlier point in time to a term license model to include a termination for convenience which could also have a negative impact on our revenue and margin. We expect to increase our capital expenditures to support our shift to NCR-as-a-Service with the focus on our strategic growth platforms, which are the offerings with the highest growth potential to accelerate the shift. Our success depends on the return on investment generated from the capital expenditures and our ability to continue to execute these strategies, while improving the Company's cost structure. Our ability to grow these businesses depends on a number of different factors including, among others, developing, deploying and supporting the next generation of digital first software and cloud solutions for the industries we serve; market acceptance of our new and existing software and cloud solutions; successful entry into the payment processing market; enabling our sales force to use a consultative selling model that better incorporates our comprehensive and new solutions; transforming our services performance, capabilities and coverage to improve efficiency, incorporate remote diagnostic and other technologies and align with and support our new solutions; managing professional services and other costs associated with large solution roll-outs; and integrating, developing and supporting software gained through acquisitions. In addition, development of these businesses may require increased capital and research and development expenses and resource allocation, and while we will seek to have the right level of investment and the right level of resources focused on these opportunities, these costs may reduce our gross margins and the return on these investments may be lower, or may develop more slowly, than we expect. In addition, we continue to pursue initiatives to expand our customer base by increasing our use of indirect sales channels, and by developing, marketing and selling solutions aimed at the small- to medium-business market. It is not yet certain whether these initiatives will yield the anticipated benefits, or whether our solutions will be compelling and attractive to small- and medium-sized businesses. If we are not successful in growing software and services and expanding our customer base at the rate that we anticipate, we may not meet our growth and gross margin projections or expectations, and operating results could be negatively impacted.

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

Data Privacy and Cybersecurity. Cybersecurity and data privacy issues could negatively impact our business. Our products and services, including our cloud and hosted solutions as well as our end-to-end payment processing business, facilitate financial and other transactions for the customers in the industries we serve. As a result, we collect, use, transmit and store certain of the transaction and personal information of our customers and the end-users of our solutions. We also may have access to transaction and personal information of our customers and their customers through or in the course of servicing our products or third party products. Additionally, we collect, use and store personal information of our employees and the personnel of our business partners, such as resellers, suppliers and contractors, in the ordinary course of business. While we have programs and measures in place designed to safeguard this data, and while we have implemented access controls designed to limit the risk of unauthorized use or disclosure by employees and contractors, the techniques used to obtain unauthorized access to this data are complex and changing, as are the underlying objectives of the attacker, like targeted business disruption or sophisticated nation-state sponsored and organized cyber-criminal activity, and may be difficult to detect for long periods of time. An attack, disruption, intrusion, denial of service, theft or other breach, or an inadvertent act by an employee or contractor, could result in unauthorized access to, or disclosure of, this data, resulting in claims, costs and reputational harm that could negatively affect our operating results. We may also detect, or may receive notice from third parties (including governmental agencies) regarding potential vulnerabilities in our information technology systems, our products, or third party products used in conjunction with our products. Even if these potential vulnerabilities do not result in a data breach, their existence can adversely affect customer confidence and our reputation in the marketplace. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the cybersecurity landscape evolves, we may also find it necessary to make significant further investments to protect data and infrastructure.

Like most companies, NCR is regularly the subject of attempted cyberattacks. The Company is not aware of any that have caused adverse consequences material to the Company. Most such attacks are detected and prevented by the Company’s various information technology protections, including but not limited to firewalls, intrusion prevention systems, denial of service detection, anomaly based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management (SIEM) system, identity management technology, security analytics, multi-factor authentication and encryption, although there can be no assurance that our protections will always be successful.

The Company has an established relationship with a cybersecurity firm, which it engages in connection with certain suspected incidents. The costs arising from those engagements, which depending on the incident may include both investigatory and remedial efforts, have not to date been material to the Company. The Company also regularly undergoes evaluation of its protections against cybersecurity incidents, including both self-assessments and expert third-party assessments, and it regularly enhances those protections, both in response to specific threats and as part of the Company’s efforts to stay current with advances in cybersecurity defense. When the Company experiences a confirmed cybersecurity incident it generally performs root cause analyses and in appropriate instances will implement additional security controls based on those analyses. In 2019, the Company used approximately 10% of its overall IT budget on cybersecurity efforts. There can be no assurance that the Company or its cybersecurity consultant will be able to prevent or remediate all future cybersecurity incidents or that the cost associated with responding to any such incident will not be significant.

The personal information and other data that we process and store also is increasingly subject to data security and data privacy obligations and laws of many jurisdictions, which are increasing in complexity and sophistication as data becomes more enriched and technology and the global data protection landscape evolves. These laws may conflict with one another, and many of them are subject to frequent modification and differing interpretations. The laws impose a significant compliance burden and include, for example, the EU’s General Data Protection Regulation (GDPR), the California Consumer Privacy Act and the Brazilian General Data Protection Law that goes into effect in 2020. Complying with these evolving and varying standards could require significant expense and effort, and could require us to change our business practices or the functionality of our products and services in a manner adverse to our customers and our business. In addition, violations of these laws can result in significant fines, penalties, claims by regulators or other third parties, and damage to our brand and business. The GDPR, for example, includes fines of up to €20 million or up to 4% of the annual global revenues of the infringer for failure to comply, and grants corrective powers to supervisory authorities including the ability to impose a limit on processing of personal data. The laws also cover the transfer of personal, financial and business information, including transfers of employee information between us and our subsidiaries, across international borders.

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

Competition. If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive technology industry. This industry is characterized by rapidly changing technology, disruptive technological innovation, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products making differentiation difficult. Our competitors include other large companies in the information technology industry, such as Fidelity National Information Services Inc., Fiserv, Inc., Temenos AG, Alkami Technology, Inc., HP Inc., Diebold Nixdorf, Inc., Nautilus Hyosung, Toshiba Tec Corporation, Oracle Corporation, Fujitsu Limited, Q2 Holdings, Inc. and ACI Worldwide, Inc., most of which have more financial and technical resources, or more widespread distribution and market penetration for their platforms and service offerings, than we do. We also compete with companies in specific industry segments, such as entry-level ATMs, POS solutions and imaging solutions. In addition, as consumers and customers in the financial, retail and hospitality industry adopt new alternative technologies such as cashless and other streamlined payment services and automated shopping solutions, we may face competition from other technology companies.

Our future competitive performance and market position depend on a number of factors, including our ability to:

•	execute our NCR as-a-Service strategy to grow our software and services revenue, as well as our recurring revenue;

•	improve margin expansion while successfully reacting to competitive product and pricing pressures;

•	penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets;

•	exploit opportunities in emerging vertical markets, such as telecommunications and technology;

•	cross-sell additional products and services to our existing customer base;

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

Indebtedness and Repurchase Obligations. Our level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs. At December 31, 2019, we had approximately $3.59 billion of total indebtedness outstanding. Additionally, at December 31, 2019, we had approximately $807 million of secured debt available for borrowing under our senior secured credit facility. This level of indebtedness could:

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

The senior secured credit facility and the indentures also contain certain affirmative covenants, and the senior secured credit facility requires us to comply with a financial coverage ratio regarding our debt relative to our Consolidated EBITDA (as defined in the senior secured credit facility).

These covenants and restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.

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

We may, from time to time, seek to opportunistically refinance, amend and/or reprice any of our debt, obtain additional debt financing, reduce or extend our debt, lower our interest payments, or otherwise seek to improve our financial position or the terms of our debt agreements. These actions may include open market debt repurchases, negotiated repurchases, or other repayments, redemptions or retirements of our debt. The amount of debt that may be borrowed or issued, refinanced, and/or repurchased, repaid, redeemed or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with our debt covenants and other considerations. Any such actions could impact our financial condition or results of operations.

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

Operating Results Fluctuations. Our revenue, operating results, and margins could fluctuate for a number of reasons, including those described below:

Seasonality. Our sales are historically seasonal, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume, timing and mix of sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months, particularly as our business model shifts to include more software and cloud solutions. These factors, among other things, may adversely affect our ability to manage working capital, make our forecasting process more difficult and impact our ability to predict financial results accurately.

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

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $996 million and $663 million at December 31, 2019 and 2018, respectively. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

In addition, changes in foreign tax laws, which have become more rapid in recent years, or tax rulings could affect our financial position and results of operations. For example, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organization for Economic Co-operation and Development (OECD) and EU are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. These tax reform efforts, such as the OECD-led Base Erosion and Profit Shifting project (BEPS), are designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Although some countries have passed tax laws based on findings from the BEPS project, the final nature, timing and extent of any such tax reforms or other legislative or regulatory actions is unpredictable, and it is difficult to assess their overall effect. But, these changes could increase our effective tax rate and adversely impact our financial results.

We are also subject to ongoing audits of our income tax returns in various jurisdictions both in the U.S. and internationally and could be subject to additional audits focusing on transfer pricing. While we believe that our tax positions will be sustained, the outcomes of such audits could result in the assessment of additional taxes, which could adversely impact our cash flows and financial results.

Foreign Currency. Our revenue and operating income are subject to variability due to the effects of foreign currency fluctuations against the U.S. Dollar. Overall, we have exposure to approximately 50 functional currencies. We pay the majority of expenses attributable to our foreign operations in the functional currency of the country in which such operations are conducted, and in 2019 a significant portion of our revenue was generated in currencies other than the U.S. Dollar. As a result, significant currency fluctuations could adversely affect our results of operations, including sales and gross margins. For example, an increase in the value of the U.S. Dollar relative to foreign currencies could result in lower revenue and increased losses from currency exchange rates. We endeavor to mitigate some of the effects of currency fluctuations with our hedging strategies; however, the volatility of foreign currency exchange rates is dependent on many factors that cannot be forecasted with reliable accuracy and our derivative instruments may not prove effective in reducing our exposures.

Cost/Expense Reductions. Our success in achieving targeted cost and expense reductions through formal restructuring or spend optimization programs, including the spend optimization program we announced in the fourth quarter of 2018 and executed throughout 2019 to drive cost savings through operational efficiencies, our continuous improvement programs, our performance improvement programs and other similar programs. The effectiveness of these programs depend on a number of factors, including our ability to achieve infrastructure rationalizations, drive lower component and product development costs, improve supply chain efficiencies, utilize next-generation technologies, simplify and rationalize product portfolios, and optimize the efficiency of our customer services and professional services consulting resources. If we do not successfully execute on these initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.

Manufacturing. At December 31, 2019, NCR leveraged a network of internal and third party partner facilities across the globe to manufacture its products:

•	ATMs are manufactured in NCR facilities located in Manaus, Brazil; Budapest, Hungary; and Chennai, India and partner facilities located in Chihuahua, Mexico.

•	SCO solutions are manufactured in NCR facilities located in Budapest, Hungary and partner facilities located in Chihuahua, Mexico and Xiamen, China.

•	Kiosk solutions are manufactured in NCR facilities located in Budapest, Hungary; Manaus, Brazil; and Chennai, India and partner facilities in Buford, Georgia, USA.

•	POS/Display terminals are manufactured in NCR facilities located in Budapest, Hungary and partner facilities located in Guadalajara, Mexico and Xiamen, China.

Additionally, at December 31, 2019, NCR outsourced the manufacturing of certain printers, bar code scanners and various other retail peripherals such as keyboards and cash drawers.

In 2018, we experienced supply constraints and product quality challenges, which impacted the timely delivery of hardware products to our customers. While we have largely returned to market-competitive lead times and product quality, if these challenges were to continue or we develop or experience other problems relating to product quality or on-time delivery to customers that we are unable to quickly manage and resolve, whether due to the geographical diversity of our manufacturing base, the use of contract or outsourced manufacturing, or otherwise, we could experience business interruption that could negatively impact our business and operating results.

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

Underfunded Pension Obligation. At December 31, 2019, our obligation for benefits under our pension plans was $3,128 million and our pension plan assets totaled $2,435 million, which resulted in an underfunded pension obligation of $693 million. While we rebalanced our U.S. and international plan assets in order to reduce volatility, made several discretionary contributions to our pension plans and have, from time to time, completed de-risking actions, including plan settlements, our remaining underfunded pension obligation continues to require ongoing cash contributions. Our underfunded pension obligation also may be affected by future transfers and settlements relating to our pension plans.

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

Changes in Accounting Principles. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. Changes in accounting principles may have an adverse effect on our financial results, as well as our processes and related controls, and may retroactively affect previously reported results. For additional information regarding updated accounting principles and standards, see Item 7 of Part II of this Report and Note 1, “Basis of Presentation and Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

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

Reliance on Third Parties. If third party suppliers upon which we rely are not able to fulfill our needs, our ability to bring our products to market in a timely fashion could be affected. There are a number of vendors providing the services and producing the parts and components that we utilize in or in connection with our products. However, there are some services and components that are licensed or purchased from single sources due to price, quality, technology, functionality or other reasons. For example, we depend on transaction processing services from Accenture, computer chips and microprocessors from Intel and operating systems from Microsoft. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our retail solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses that provide us with critical products for our solutions. If we were unable to secure the necessary services or maintain current demand, including contract manufacturing, parts, software, components or products from a particular vendor, and we had to find an alternative supplier, our new and existing product shipments and solution deliveries, or the provision of contracted services, could be delayed, impacting our business and operating results.

An outbreak of the Wuhan coronavirus began in December 2019 and efforts to contain it are ongoing as of the time of the Report. Certain of our suppliers have been impacted and we have mitigated critical supplier shortages by securing supplies from alternate sources, but it is possible the ongoing efforts to contain the virus could lead to additional disruptions in our supply chain. Although at this time there is no impact to current orders or production lead times, the extent to which the Wuhan coronavirus may impact our results is uncertain as of the date of this Report.

We have, from time to time, formed alliances with third parties that have complementary products, software, services and skills. These alliances represent many different types of relationships, such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products and software to our customers in connection with our solutions. For example, we rely on Jabil Inc. to provide contract manufacturing services for our ATMs and self-service checkout solutions, primarily for our customers in the Americas. We also rely on third parties for cash replenishment services for our ATM products. These alliances introduce risks that we cannot control, such as nonperformance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. Lack of information technology infrastructure, shortages in business capitalization, and manual processes and data integrity issues, particularly with smaller suppliers can also create product time delays, inventory and invoicing problems, and staging delays, as well as other operating issues. The failure of third parties to provide high-quality products or services that conform to required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis, create exposure for non-compliance with our contractual commitments to our customers and impact our business and operating results. Also, some of these third parties have access to confidential NCR and customer data, personal data, and sensitive data, the integrity and security of which are of significant importance to the Company.

Work Environment. Continuous improvement, customer experience, restructuring and cost reduction initiatives could negatively impact productivity and business results. In the past, we have undertaken restructuring plans, and, in addition, as part of our ongoing efforts to optimize our cost structure, from time to time, we shift and realign our internal organizational structure and resources. For example, in 2018, we announced our intentions to streamline our manufacturing operations by closing two manufacturing plants in the Columbus, Georgia area and another in Beijing, China, and to move the manufacturing operations at those plants to other existing NCR facilities and to current third party suppliers. These activities could temporarily result in reduced productivity levels. Also in 2018, we experienced manufacturing supply constraints and product quality challenges, which impacted the timely delivery of hardware products to our customers. While we have largely returned to market-competitive lead times and product quality, if these challenges were to continue or we develop or experience other problems relating to product quality or on-time delivery, we could experience business interruption that could negatively impact our business and operating results. We also have ongoing initiatives to improve the experience of our customers, invest in growing identified strategic growth platforms, and shift the mix of revenue in our business to software and services revenue as well as recurring revenue. We typically have many such initiatives underway. If we are not successful in implementing and managing these various initiatives and minimizing any resulting loss in productivity, or if the costs to complete these initiatives is higher than anticipated, we may not be able to achieve targeted cost savings or productivity gains, and our business and operating results could be negatively impacted.

In 2018, we opened our new world headquarters in Atlanta, Georgia, and have relocated our headquarters operations to this facility. From time to time we may undertake similar projects with respect to our office, manufacturing or other facilities. Implementation of relocation plans such as these could result in business disruption due to a lack of business continuity, which, among other things, could have a negative impact on our productivity and business and operating results.

If we do not retain key employees, or attract quality new and replacement employees, we may not be able to meet our business objectives. Our employees are vital to our success, including the successful transformation of the Company into a software- and services-led business. Therefore, our ability to retain our key business leaders and our highly skilled software development, technical, sales, consulting and other key personnel, including key personnel of acquired businesses, is critical. These key employees may decide to leave NCR for other opportunities, or may be unavailable for health or other reasons. In addition, as our business model evolves, we may need to attract employees with different skill sets, experience and attributes to support that evolution. If we are unable to retain our key personnel, or we are unable to attract highly qualified new and replacement employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be negatively impacted. Uncertainties or delays associated with any transition of key business leaders could also cause fluctuation in our stock price.

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

Series A Convertible Preferred Stock. The issuance of shares of our Series A Convertible Preferred Stock reduces the relative voting power of holders of our common stock, and the conversion and sale of those shares would dilute the ownership of such holders and may adversely affect the market price of our common stock. As of December 31, 2019, approximately 0.4 million shares of our Series A Convertible Preferred Stock were outstanding, representing approximately 9% of our outstanding common stock, including the Series A Convertible Preferred Stock on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears payable in-kind for the first sixteen dividend payments, after which, beginning in the first quarter of 2020, dividends will be payable in cash or in-kind at the option of the Company. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full.

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

The holders of our Series A Convertible Preferred Stock may exercise influence over us. As of December 31, 2019, the outstanding shares of our Series A Convertible Preferred Stock represented approximately 9% of our outstanding common stock, including the Series A Convertible Preferred Stock on an as-converted basis. The terms of the Series A Convertible Preferred Stock require the approval of a majority of our Series A Convertible Preferred Stock by a separate class vote for us to:

•	amend our organizational documents in a manner that would have an adverse effect on the Series A Convertible Preferred Stock; or

•	issue securities that are senior to, or equal in priority with, the Series A Convertible Preferred Stock.

Our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Convertible Preferred Stock differing from those of our common stockholders. The holders of our Series A

Convertible Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of (a) 100% of the liquidation preference thereof plus all accrued dividends or (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of Series A Convertible Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up.

In addition, dividends on the Series A Convertible Preferred Stock accrue and are cumulative at the rate of 5.5% per annum, payable quarterly in arrears. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full. The dividends are to be paid in-kind for the first sixteen dividend payments, after which, beginning in the first quarter of 2020, dividends will be payable in cash or in-kind at the option of the Company.

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

Multinational Operations. Our multinational operations, including in new and emerging markets, expose us to business and legal risks. For the years ended December 31, 2019 and 2018, the percentage of our revenue from outside of the United States was 50% and 52%, respectively, and we expect our percentage of revenue generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations, our ability to manufacture and sell our solutions internationally, including in new and emerging markets, is subject to risks, which include, among others:

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

In addition, as a result of our revenue generated outside of the United States, the amount of cash and cash equivalents that is held by our foreign subsidiaries continues to be significant. After the U.S. Tax Reform, in general we will not be subject to additional U.S. taxes if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise. However, we may be subject to foreign withholding taxes, which could be significant.

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

Intellectual Property. Our continuing ability to be a leading software- and services-led enterprise provider could be negatively affected if we do not protect our intellectual property. It is critical to our strategy, and the benefits provided by our innovations and technologies, that we are able to protect and rely on the protection of our intellectual property through patents, copyrights, trademarks, trade secrets and other intellectual property rights. We protect our innovations and technologies, including through intellectual property rights. To the extent we are not successful in protecting our intellectual property, including through intellectual property rights, our business could be adversely impacted.

Many of our offerings rely on technologies developed by others, and if we are unable to continue to obtain licenses for such technologies, our business could be adversely impacted.

From time to time, we receive notices from third parties regarding patent and other intellectual property rights. We also, from time to time, receive claims from third parties regarding infringement of patent and other intellectual property rights. Whether such claims have merit, they may require significant resources to defend. If an infringement claim is successful and we are required to pay damages, or we are unable to license the infringed technology or to substitute similar non-infringing technology, our business could be adversely affected.

Internal Controls. If we do not maintain effective internal controls, accounting policies, practices, and information systems necessary to ensure reliable reporting of our results, our ability to comply with our legal obligations could be negatively affected. Our internal controls, accounting policies and practices, and internal information systems enable us to capture and process transactions in a timely and accurate manner in compliance with applicable accounting standards, laws and regulations, taxation requirements and federal securities laws and regulations. Our internal controls and policies are being closely monitored by management as we continue to implement a worldwide Enterprise Resource Planning (ERP) system. While we believe these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees or contractors (both domestic and international), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints, could lead to improprieties and undetected errors that could impact our financial condition, results of operations, or compliance with legal obligations. Moreover, while management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019 (as set forth in “Management’s Report on Internal Control over Financial Reporting” included in Item 9A of Part II of this Report), due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial statements. Such limitations include, among other things, the potential for human error or circumvention of controls. Further, the Company’s internal control over financial reporting is subject to the risk that controls may become inadequate because of a failure to remediate control deficiencies, changes in conditions or a deterioration of the degree of compliance with established policies and procedures.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

As of December 31, 2019, NCR operated 201 facilities consisting of approximately 5.0 million square feet in 59 countries throughout the world, which are generally used by all of NCR's operating segments. On a square footage basis, 9% of these facilities are owned and 91% are leased. Within the total facility portfolio, NCR operates 10 research and development and manufacturing facilities totaling 0.8 million square feet, 64% of which is leased. The remaining 4.2 million square feet of space includes office, repair, and warehousing space and other miscellaneous sites, and is 88% leased. NCR also owns 3 land parcels totaling 2.4 million square feet in 1 country.

NCR is headquartered in Atlanta, Georgia, USA. Our address at our corporate headquarters is 864 Spring Street Northwest, Atlanta Georgia, 30308, USA.

Item 3.        LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 11, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NCR common stock is listed on the New York Stock Exchange (NYSE) and trades under the symbol “NCR”. There were approximately 81,422 holders of NCR common stock as of February 14, 2020.

Dividends

Historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future. The declaration of dividends is restricted under our senior secured credit facility and the terms of the indentures for our senior unsecured notes, and would be further subject to the discretion of NCR’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2014 through December 31, 2019.

Comparison of Cumulative Five Year Total Return (1)

NCR Corporation
S&P 500 Stock Index
S&P 500 Information Technology Sector
S&P MidCap 400 Stock Index
$300
$250
$200
$150
$100
$50
$0
2014
2015
2016
2017
2018
2019

Company / Index	2015	2016	2017	2018	2019
NCR Corporation	$84	$139	$117	$79	$121
S&P 500 Stock Index	$101	$114	$138	$132	$174
S&P 500 Information Technology Sector	$106	$121	$167	$167	$251
S&P MidCap 400 Stock Index	$98	$118	$137	$122	$154
(1)In each case, assumes a $100 investment on December 31, 2014, and reinvestment of all dividends, if any.

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

No shares were repurchased under these programs during the three months ended December 31, 2019.

As of December 31, 2019, $194 million was available for repurchases under the March 2017 program, and approximately $446 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended December 31, 2019, 31,233 shares of vested restricted stock were purchased at an average price of $31.53 per share.

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

Item 6.        SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts
For the years ended December 31	2019	2018	2017	2016	2015
Continuing Operations (a,d)
Revenue	$6,915	$6,405	$6,516	$6,543	$6,373
Income from operations	$611	$191	$691	$674	$571
Interest expense	$(197)	$(168)	$(163)	$(170)	$(173)
Income tax expense (benefit)	$(273)	$73	$242	$92	$55
Income (loss) from continuing operations attributable to NCR common stockholders	$614	$(36)	$237	$283	$(154)
(Loss) income from discontinued operations, net of tax	$(50)	$(52)	$(5)	$(13)	$(24)
Basic earnings (loss) per common share attributable to NCR common stockholders:
From continuing operations (a,d)	$4.13	$(0.72)	$1.05	$1.86	$(0.94)
From discontinued operations	(0.41)	(0.44)	(0.04)	(0.10)	(0.15)
Total basic earnings (loss) per common share	$3.72	$(1.16)	$1.01	$1.76	$(1.09)
Diluted earnings (loss) per common share attributable to NCR common stockholders: (b)
From continuing operations (a,d)	$3.71	$(0.72)	$1.01	$1.80	$(0.94)
From discontinued operations	(0.35)	(0.44)	(0.04)	(0.09)	(0.15)
Total diluted earnings (loss) per common share	$3.36	$(1.16)	$0.97	$1.71	$(1.09)
Cash dividends per share	$—	$—	$—	$—	$—
As of December 31
Total assets (c)	$8,987	$7,761	$7,654	$7,673	$7,635
Total debt	$3,559	$3,165	$2,991	$3,051	$3,252
Series A convertible preferred stock	$395	$859	$810	$847	$798
Total NCR stockholders' equity	$1,104	$395	$719	$695	$720
Number of employees and contractors	36,000	34,000	34,000	33,500	32,600

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

(c)
Total assets increased in 2019 for the adoption of the new lease standard. See Note 1, “Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion.

(d)	The following income (expense) amounts, net of tax are included in income from continuing operations attributable to NCR for the years ended December 31:

In millions	2019	2018	2017	2016	2015
Pension mark-to-market adjustments	$(66)	$44	$(25)	$(78)	$(445)
Transformation and restructuring costs	(44)	(182)	(20)	(21)	(50)
Acquisition-related amortization of intangibles	(68)	(68)	(79)	(83)	(85)
Acquisition-related costs	(5)	(5)	(3)	(5)	(8)
Debt refinancing costs	(5)	—	—	—	—
Valuation allowances and other tax adjustments	78	—	—	—	—
Internal reorganization and intellectual property transfer	301	—	—	—	—
U.S Tax reform and other valuation allowances	—	(45)	(130)	—	—
Goodwill and long-lived asset impairment charges	—	(174)	—	—	—
Divestiture and liquidation losses	—	—	—	(5)	(29)
Reserve related to subcontract in MEA	—	—	—	—	(13)
Total	$191	$(430)	$(257)	$(192)	$(630)

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

BUSINESS OVERVIEW

NCR is a leading software- and services-led enterprise provider in the financial, retail, hospitality, and telecommunications and technology industries. NCR is a global company that is headquartered in Atlanta, Georgia. NCR offers a range of solutions that help businesses of all sizes run the store, run the restaurant and run self-service banking channels. Our portfolio includes digital first offerings for banking, restaurants and retailers, as well as payments processing, multi-vendor connected device services, automated teller machines (ATMs), point of sale (POS) terminals and self-service technologies. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors. Our solutions are also designed to support our transition to an as-a-Service company and enable us to be the technology-based service provider of choice to our customers.

As of January 1, 2019, NCR began management of its business on an industry basis, changing from the previous model of management on a solution basis. As a result, we categorize our operations into the following segments: Banking, Retail, Hospitality, and Other. Each of our segments derives its revenue in each of the sales theaters in which NCR operates. This change to our segment reporting for fiscal year 2019 and future periods is further described in Note 1, "Description of Business and Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

NCR’s reputation is founded upon over 135 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.

2019 OVERVIEW

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2019:

•	Revenue increased 8% from the prior year, driven by growth in all segments;

•	Revenue growth included an increase in ATM revenue of 29%;

•	Recurring revenue, which includes products and services under contract where revenue is recognized over time, increased 6% from the prior year and comprised 45% of total revenue;

•
Completed the amendment and extension of our senior secured credit facility as well as refinanced the unsecured notes due 2021 which extended the weighted average debt maturity and provided improved covenants;

•	Completed the redemption and conversion of the remaining Series A Convertible Preferred Stock held by Blackstone;

•	Completed the acquisition of D3 Technology, Inc., an online and mobile banking platform for large financial institutions; and

•	Completed the acquisition of Zynstra, Ltd., an edge virtualization technology provider, to further enhance our next generation store architecture.

OVERVIEW OF STRATEGIC INITIATIVES AND TRENDS

Today's consumers expect businesses to provide a rich, integrated and personalized experience across all commerce channels, including online, mobile and in-store. NCR is at the forefront of this shift, assisting businesses of every size in their digital transformation journeys. Our mission is to be the leading software- and services-led enterprise provider in the financial, retail, and hospitality industries. To fulfill this mission, we have developed a long-term growth strategy built on taking care of our customers, improving execution of new product introductions, accelerating software and services revenue growth and executing spend optimization programs. We believe that our mission and long-term strategy position NCR to continue to drive growth, sustainable revenue, profit and cash flow, and to improve value for all of our stakeholders.

To deliver on our mission and strategy, we are focused on the following main initiatives in 2020:

•	Customer Care - Improve the customer experience and execution of new product introductions;

•
Stockholder Value - Accelerate profitable top-line revenue growth by investing in and shifting our revenue mix to recurring software and services revenue streams we identify as strategic growth platforms, while improving the Company’s cost structure;

•
Strategic Growth Platforms and Targeted Acquisitions - Increase capital expenditures in strategic growth platforms and target acquisitions to gain solutions that drive the highest growth and return on investment and will accelerate our NCR-as-a-Service vision;

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

Potentially significant risks to the execution of our initiatives and achievement of our strategy include the strength of demand for the products we offer or will offer in the future consistent with our strategy and its effect on our businesses; the impact of disruptions in our supply chain and the addition of new suppliers due to the Wuhan coronavirus; domestic and global economic and credit conditions including, in particular, those resulting from the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial, retail and hospitality industries, modified or new global or regional trade agreements, the execution of United Kingdom's exit from the European Union; uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices; our ability to transform our business model and to sell higher-margin software and services with recurring revenue, including our ability to successfully streamline our hardware operations; the success of our restructuring plans and spend optimization program; our ability to improve execution of new product offerings or integration of acquired product offerings; market acceptance of new solutions; competition in the information technology industry; cybersecurity risks and compliance with data privacy and protection requirements; disruptions in or problems with our data center hosting facilities; defects or errors in our products; the historical seasonality of our sales; tax rates and new tax legislation; and foreign currency fluctuations.

Cybersecurity Risk Management

Similar to most companies, NCR and its customers are subject to more frequent and increasingly sophisticated cybersecurity attacks. The Company maintains cybersecurity risk management policies and procedures including disclosure controls, which it regularly evaluates for updates, for handling and responding to cybersecurity events. These policies and procedures include internal notifications and engagements and, as necessary, cooperation with law enforcement. Personnel involved in handling and responding to cybersecurity events periodically undertake tabletop exercises to simulate an event. Our internal notification procedures include notifying the applicable Company attorneys, which, depending on the level of severity assigned to the event, may include direct notice to, among others, the Company’s General Counsel, Ethics & Compliance Officer, and Chief Privacy Officer. Company attorneys support efforts to evaluate the materiality of any incidents, determine whether notice to third parties such as customers or vendors is required, determine whether any prohibition on insider trading is appropriate, and assess whether disclosure to stockholders or governmental filings, including with the SEC, are required. Our internal notification procedures also include notifying various NCR Information Technology Services managers, subject matter experts in the Company’s software department and Company leadership, depending on the level of severity assigned to the event.

For further information on potential risks and uncertainties see Item 1A "Risk Factors."

RESULTS OF OPERATIONS

The following table shows our results for the years ended December 31:

In millions	2019	2018	2017
Revenue	$6,915	$6,405	$6,516
Gross margin	1,921	1,675	1,855
Gross margin as a percentage of revenue	27.8%	26.2%	28.5%
Operating expenses
Selling, general and administrative expenses	$1,051	$1,005	$923
Research and development expenses	259	252	241
Asset impairment charges	—	227	—
Income from operations	$611	$191	$691

The following tables show our revenue by geographic theater for the years ended December 31:

In millions	2019	% of Total	2018	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$4,174	60%	$3,707	58%	13%	14%
Europe, Middle East Africa (EMEA)	1,843	27%	1,751	27%	5%	9%
Asia Pacific (APJ)	898	13%	947	15%	(5)%	(3)%
Consolidated revenue	$6,915	100%	$6,405	100%	8%	10%

In millions	2018	% of Total	2017	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$3,707	58%	$3,809	59%	(3)%	(2)%
Europe, Middle East Africa (EMEA)	1,751	27%	1,786	27%	(2)%	(4)%
Asia Pacific (APJ)	947	15%	921	14%	3%	4%
Consolidated revenue	$6,405	100%	$6,516	100%	(2)%	(2)%

The following table shows our revenue by segment for the years ended December 31:

In millions	2019	% of Total	2018	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Banking	$3,512	51%	$3,183	50%	10%	13%
Retail	2,217	32%	2,097	32%	6%	7%
Hospitality	843	12%	817	13%	3%	4%
Other	343	5%	308	5%	11%	13%
Consolidated revenue	$6,915	100%	$6,405	100%	8%	10%

In millions	2018	% of Total	2017	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Banking	$3,183	50%	$3,175	49%	—%	1%
Retail	2,097	32%	2,169	33%	(3)%	(4)%
Hospitality	817	13%	878	13%	(7)%	(7)%
Other	308	5%	294	5%	5%	4%
Consolidated revenue	$6,405	100%	$6,516	100%	(2)%	(2)%

(1) The tables above include presentations of period-over-period revenue growth or decline on a constant currency basis. Revenue growth on a constant currency basis is a non-GAAP measure that excludes the effects of foreign currency fluctuations. We calculate this information by translating prior period revenue growth at current period monthly average exchange rates. We believe that examining period-over-period revenue growth or decline excluding foreign currency fluctuations is useful for assessing the underlying performance of our business and provides additional insight into historical and/or future performance, and our management uses revenue growth adjusted for constant currency to evaluate period-over-period operating performance on a more consistent and comparable basis. These non-GAAP measures should not be considered substitutes for, or superior to, period-over-period revenue growth under GAAP.

The following table provides a reconciliation of region revenue % growth (GAAP) to revenue % growth constant currency (non-GAAP) for the years ended December 31:

	2019			2018
	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	13%	(1)%	14%	(3)%	(1)%	(2)%
EMEA	5%	(4)%	9%	(2)%	2%	(4)%
APJ	(5)%	(2)%	(3)%	3%	(1)%	4%
Consolidated revenue	8%	(2)%	10%	(2)%	—%	(2)%

The following table provides a reconciliation of segment revenue % growth (GAAP) to revenue % growth constant currency (non-GAAP) for the years ended December 31:

	2019			2018
	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Banking	10%	(3)%	13%	—%	(1)%	1%
Retail	6%	(1)%	7%	(3)%	1%	(4)%
Hospitality	3%	(1)%	4%	(7)%	—%	(7)%
Other	11%	(2)%	13%	5%	1%	4%
Consolidated revenue	8%	(2)%	10%	(2)%	—%	(2)%

2019 compared to 2018 results discussion

Revenue

Revenue increased 8% in 2019 from 2018 due to increases in all segments. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison.

Banking revenue increased 10% due to a 29% increase in Automated Teller Machine (ATM) revenue driven by higher backlog conversion and higher ATM-related software as well as growth in services revenue. Foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison.

Retail revenue increased 6% driven by an increase in payments, strength in self-checkout (SCO) and services revenue. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Hospitality revenue increased 3% driven by higher cloud, payments, and point-of-sale (POS) revenue. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Gross Margin

Gross margin as a percentage of revenue was 27.8% in 2019 compared to 26.2% in 2018. Gross margin for the year ended December 31, 2019 included $21 million related to transformation and restructuring costs and $24 million related to amortization of acquisition-related intangible assets. Gross margin for the year ended December 31, 2018 included $102 million related to transformation and restructuring costs and $23 million related to amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue increased from 28.1% to 28.4% due to growth in the Banking and Retail segments primarily driven by improved hardware profitability partially offset by declines in the Hospitality segment.

2018 compared to 2017 results discussion

Revenue

Revenue decreased 2% in 2018 from 2017 due to declines in Retail and Hospitality partially offset by a slight increase in Banking. Foreign currency fluctuations did not have an impact on the revenue comparison.

Banking revenue increased slightly due to increases in software and services revenue offset by a decrease in ATM revenue. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Retail revenue decreased 3% from 2017 driven by declines in SCO and software license revenue partially offset by growth in services revenue. Foreign currency fluctuations had a favorable impact of 1% on the revenue comparison.

Hospitality revenue decreased 7% primarily due to declines in hardware revenue. Foreign currency fluctuations did not have an impact on the revenue comparison.

Gross Margin

Gross margin as a percentage of revenue was 26.2% in 2018 compared to 28.5% in 2017. Gross margin for the year ended December 31, 2018 included $102 million related to transformation and restructuring costs and $23 million related to amortization of acquisition-related intangible assets. Gross margin for the year ended December 31, 2017 included $11 million related to transformation and restructuring costs and $50 million related to amortization of acquisition related intangible assets. Excluding these items, gross margin as a percentage of revenue decreased from 29.4% to 28.1%. Excluding these items, gross margin as a percentage of revenue declined mainly due to increased costs associated with alleviating supply chain constraints which were largely resolved by the end of 2018 as we executed our manufacturing network redesign strategy.

Effects of Pension, Postemployment, and Postretirement Benefit Plans

NCR's income from continuing operations for the years ended December 31 was impacted by certain employee benefit plans as reflected in the table below:

In millions	2019	2018	2017
Pension (benefit) expense	$94	$(31)	$36
Postemployment expense	29	40	24
Postretirement (benefit)	(4)	(4)	(3)
Total expense	$119	$5	$57

In 2019, pension expense was $94 million compared to pension benefit of $31 million in 2018 and pension expense of $36 million in 2017. In 2019, pension expense included actuarial losses of $75 million compared to actuarial gains of $45 million in 2018 and actuarial losses of $28 million in 2017. Actuarial losses in 2019 were primarily due to a decrease in the discount rates. Actuarial gains in 2018 were due to an increase in discount rates as well as a favorable impact from a mortality update in the United Kingdom. Discount rates in 2017 remained consistent with 2016 and actuarial losses in 2017 were primarily due to a mortality update in the United States.

The components of pension, postemployment and postretirement, other than service cost, are included in other income (expense), net for all periods presented. Service cost is included within the income statement line items within income from operations as other employee compensation costs arising from service rendered during the periods presented.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,051 million in 2019, up from $1,005 million in 2018. As a percentage of revenue, these expenses were 15.2% in 2019 and 15.7% in 2018. In 2019, selling, general and administrative expenses included $31 million of transformation and restructuring costs, $62 million of acquisition-related amortization of intangibles and $3 million of acquisition-related costs. In 2018, selling, general and administrative expenses included $67 million of transformation and restructuring costs, $62 million of acquisition-related amortization of intangibles and $6 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses increased as a percentage of revenue from 13.6% in 2018 to 13.8% in 2019 due to increases in employee-related and real estate expenses.

Selling, general, and administrative expenses were $1,005 million in 2018, up from $923 million in 2017. As a percentage of revenue, these expenses were 15.7% in 2018 and 14.2% in 2017. In 2018, selling, general, and administrative expenses included $67 million of transformation and restructuring costs, $62 million of acquisition-related amortization of intangibles and $6 million of acquisition-related costs. In 2017, selling, general, and administrative expenses included $14 million of transformation and restructuring costs, $65 million of amortization of acquisition-related intangible assets and $5 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses increased as a percentage of revenue from 12.9% in 2017 to 13.6% in 2018 due to continued investment in our business.

Research and Development Expenses

Research and development expenses were $259 million in 2019, up from $252 million in 2018. As a percentage of revenue, these costs were 3.7% in 2019 and 3.9% in 2018. In 2019, research and development expenses included $6 million of costs related to our transformation and restructuring costs. In 2018, research and development expenses included $10 million of transformation and restructuring costs. After considering this item, research and development expenses decreased slightly as a percentage of revenue from 3.8% in 2018 to 3.7% in 2019 due to increased discipline for investments in our strategic growth platforms.

Research and development expenses were $252 million in 2018, up from $241 million in 2017. As a percentage of revenue, these costs were 3.9% in 2018 and 3.7% in 2017. In 2018, research and development expenses included $10 million of transformation and restructuring costs. In 2017, research and development expenses included $4 million of transformation costs. After considering this item, research and development expenses increased slightly as a percentage of revenue from 3.6% in 2017 to 3.8% in 2018.

Asset Impairment Charges

In 2019, there were no significant asset impairment charges recorded. In 2018, asset impairment charges were $227 million which included a $146 million impairment of goodwill under our previous segment structure, which was assigned to the Hardware reporting unit and a $37 million impairment charge related to long-lived assets held and used in our Hardware operations. Refer to Note 5, "Goodwill and Purchased Intangible Assets" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion. Additionally, in 2018, we recorded $44 million for the write-off of certain internal and external use software capitalization projects that were no longer considered strategic based on review by the new management team and as a result, the projects have been abandoned. In 2017, there were no significant asset impairment charges recorded.

Interest Expense

Interest expense was $197 million in 2019 compared to $168 million in 2018 and $163 million in 2017. Interest expense in all years was primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility. The increase from 2018 to 2019 is due to higher average outstanding principal balances during 2019 as well as the write-off of $7 million of deferred financing fees as a result of the debt refinancing completed during 2019. Refer to Note 7, "Debt Obligations" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion.

Other Income (Expense), net

Other income (expense), net was expense of $73 million in 2019, income of $16 million in 2018 and expense of $46 million in 2017, with the components reflected in the following table:

In millions	2019	2018	2017
Interest income	$5	$5	$3
Foreign currency fluctuations and foreign exchange contracts	(23)	(26)	(26)
Bank-related fees	(7)	(8)	(8)
Employee benefit plans	(82)	45	(15)
Gain on entity liquidations	37	—	—
Other, net	(3)	—	—
Other income (expense), net	$(73)	$16	$(46)

Income Taxes

Our effective tax rate was (80)% in 2019, 187% in 2018, and 50% in 2017. During 2019, our tax rate was impacted by the transfer of certain intangible assets among our wholly-owned subsidiaries, resulting in a variety of tax effects including the establishment of deferred tax assets, recognition of tax gains and losses and other deferred tax adjustments. In total, these tax impacts created a net tax benefit associated with the intangible asset transfer of $264 million. Our tax rate was also impacted by foreign valuation allowance releases of $74 million. During 2018, our tax rate was impacted by lower income before tax as well as our final assessment of the impact as a result of the Tax Cuts and Jobs Act of 2017 enacted on December 22, 2017 ("U.S. Tax Reform"). We filed tax method changes that resulted in lower deferred tax assets subject to the downward rate remeasurement, and we recorded a valuation allowance on deferred tax assets related to foreign tax credits not able to be utilized as a result of U.S. Tax Reform. The net impact of these adjustments was an income tax expense of $37 million. During 2017, our tax rate was impacted by a $130 million provisional expense primarily related to the application of the newly enacted 21% corporate income tax rate to our net U.S. deferred income tax assets and the repatriation tax instituted with the U.S. Tax Reform.

While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2020, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. These resolutions could have a material impact on the effective tax rate in 2020.

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

Loss from Discontinued Operations

In 2019, the loss from discontinued operations was $50 million, net of tax, primarily related to updates in estimates and assumptions for the Fox River reserve, a settlement agreement entered into related to the Kalamazoo environmental matter as well as anticipated future disposal costs related to an environmental matter in Japan.

In 2018, the loss from discontinued operations was $52 million, net of tax, primarily related to updates in estimates and assumptions for the Fox River reserve, a ruling on the Kalamazoo environmental matter as well as audit settlements partially related to Teradata.

In 2017, the loss from discontinued operations was $5 million, net of tax, primarily related to updates in estimates and assumptions for the Fox River reserve partially offset by insurance recoveries received during the year.

Revenue and Operating Income by Segment

As described in Note 4, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, the Company manages and reports its businesses in the following segments:

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

•
Retail - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as POS terminals and POS software; a retail software platform with a comprehensive suite of retail software applications; innovative self-service kiosks, such as SCO; as well as bar-code scanners. We also offer installation, maintenance, managed and professional services as well as payment processing solutions.

•
Hospitality - We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single store or restaurant to global chains and sports and entertainment venues. Our solutions include POS hardware and software solutions, installation, maintenance, managed and professional services as well as payment processing solutions.

•
Other - This category includes telecommunications and technology solutions where we offer maintenance as well as managed and professional services for third-party hardware provided to select manufacturers who value and leverage our global service capability.

Each of these segments derives its revenue by selling in the sales theaters in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain non-operational items from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under GAAP. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. Our segment results are reconciled to total Company results reported under GAAP in Note 4, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue due to its significance.

Banking Segment

The following table presents the Banking revenue and segment operating income for the years ended December 31:

In millions	2019	2018	2017
Revenue	$3,512	$3,183	$3,175
Operating income	$514	$412	$421
Operating income as a percentage of revenue	14.6%	12.9%	13.3%

Banking revenue increased 10% in 2019 compared to 2018 due to a 29% increase in ATM revenue driven by higher backlog conversion and higher ATM-related software as well as growth in services revenue. Foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison.

Banking revenue increased slightly in 2018 compared to 2017 driven by an increase in hardware maintenance and cloud revenue offset by a 3% decline in ATM revenue. While there were supply chain constraints throughout the year, by the end of the year, the constraints were largely resolved and our overall plan to improve ATM manufacturing operations were progressing with strong production levels exiting the year. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Operating income increased in 2019 compared to 2018 primarily driven by higher volume and a favorable mix of revenue with improved hardware profitability. Operating income decreased in 2018 compared to 2017 primarily driven by a decrease in ATM volume and the impact of increased costs associated with alleviating supply chain constraints partially offset by a favorable impact from services productivity initiatives and higher cloud revenue.

Retail Segment

The following table presents the Retail revenue and segment operating income for the years ended December 31:

In millions	2019	2018	2017
Revenue	$2,217	$2,097	$2,169
Operating income	$144	$142	$231
Operating income as a percentage of revenue	6.5%	6.8%	10.7%

Retail revenue increased 6% in 2019 compared to 2018 primarily driven by an increase in payments, SCO and services revenue. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Retail revenue decreased 3% in 2018 compared to 2017 primarily driven by a decline in SCO revenues of 15% and software license revenue partially offset by growth in services revenue. SCO revenue decreased due to the timing of customer roll-outs in the current year.  Foreign currency fluctuations had a favorable impact of 1% in the year-over-year comparison.

Operating income slightly increased in 2019 compared to 2018 primarily due to higher software and services revenue and improved hardware profitability. Operating income decreased in 2018 compared to 2017 primarily due to lower revenue as well as the impact of increased costs associated with alleviating supply chain constraints.

Hospitality Segment

The following table presents the Hospitality revenue and segment operating income for the years ended December 31:

In millions	2019	2018	2017
Revenue	$843	$817	$878
Operating income	$56	$85	$140
Operating income as a percentage of revenue	6.6%	10.4%	15.9%

Hospitality revenue increased 3% in 2019 compared to 2018 driven by an increase in cloud, payments and POS revenue. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Hospitality revenue decreased 7% in 2018 compared to 2017 driven by a decrease in hardware revenue due to several large customer roll-outs in the prior year and lower software license revenue offset by an increase in cloud and services revenue. Foreign currency fluctuations had no impact on the revenue comparison.

Operating income decreased in 2019 compared to 2018 driven by several large installations in the prior year, an unfavorable mix of revenue as well as increased investment in product support and payments. Operating income decreased in 2018 compared to 2017 driven by lower revenue and the impact of increased cost associated with improving the supply chain constraints.

Other Segment

The following table presents the Other revenue and operating income for the years ended December 31:

In millions	2019	2018	2017
Revenue	$343	$308	$294
Operating income	$44	$49	$48
Operating income as a percentage of revenue	12.8%	15.9%	16.3%

Other revenue increased 11% in 2019 compared to 2018 driven by an increase in services revenue. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison.

Other revenue increased 5% in 2018 compared to 2017 driven by an increase in hardware revenue as well as growth in services revenue. Foreign currency fluctuations had a favorable impact of 1% on the revenue comparison.

Operating income decreased in 2019 compared to 2018 driven by an unfavorable mix of revenue partially offset by the increase in revenue. Operating income slightly increased in 2018 compared to 2017 driven by an increase in revenue partially offset by an unfavorable product mix.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2019, cash provided by operating activities was $628 million and in the year ended December 31, 2018 cash provided by operating activities was $572 million. The increase was due to higher earnings partially offset by the timing of working capital requirements.

NCR’s management uses a non-GAAP measure called “free cash flow” to assess the financial performance of the Company. We define free cash flow as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, less additions to capitalized software plus discretionary pension contributions and settlements (if any). Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition of this measure may differ from that of other companies. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent and to improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and investments, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP. The table below reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to NCR’s non-GAAP measure of free cash flow for the years ended December 31:

In millions	2019	2018	2017
Net cash provided by operating activities	$628	$572	$752
Capital expenditures for property, plant and equipment	(91)	(143)	(128)
Additions to capitalized software	(238)	(170)	(166)
Net cash used in discontinued operations	(24)	(36)	(8)
Free cash flow (non-GAAP)	$275	$223	$450

In 2019, net cash provided by operating activities increased $56 million, and net cash used in discontinued operations decreased $12 million, which contributed to a net increase in free cash flow of $52 million in comparison to 2018. Additionally, capital expenditures for property, plant and equipment decreased $52 million primarily due to expenditures for our new global headquarters completed in the previous period. Additions to capitalized software increased $68 million due to continued investment in our strategic growth platforms. The net cash used in discontinued operations in 2019 decreased $12 million in comparison to 2018 primarily due to decreased remediation spend associated with the Fox River environmental matters in 2019.

In 2018, net cash provided by operating activities decreased $180 million, and net cash used in discontinued operations increased $28 million, which contributed to a net decrease in free cash flow of $227 million in comparison to 2017. Additionally, capital expenditures for property, plant and equipment increased $15 million primarily due to expenditures related to the new global headquarters in Atlanta, Georgia. Additions to capitalized software increased $4 million due to continued investment in software solution enhancements. The net cash used in discontinued operations in 2018 increased $28 million in comparison to 2017 primarily due to increased remediation spend associated with the Fox River environmental matter in 2018.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Our other investing activities primarily include business acquisitions, and investments as well as proceeds from the sales of property, plant and equipment. During the year ended December 31, 2019, we completed six acquisitions for $203 million, which included the acquisition of D3 Technology, Inc., Zynstra, Ltd. as well as several local Hospitality resellers.

Our financing activities include borrowings and repayments of credit facilities and notes. During the year ended December 31, 2019, we amended and restated our senior secured credit facility which resulted in the repayment of the term loan under the prior facility of $759 million and proceeds from the term loan under the new facility of $750 million. Additionally, during the year ended December 31, 2019, we issued new senior unsecured notes for an aggregate principal amount of $1 billion and redeemed in full the $500 million aggregate principal amount of 4.625% senior unsecured notes and the $400 million aggregate principal amount of 5.875% senior unsecured notes. In the year ended December 31, 2019, we paid $32 million of debt issuance fees related to these transactions.

Financing activities during the year ended December 31, 2019 also included the redemption of the outstanding Series A Convertible Preferred Stock owned by Blackstone for $302 million, the repurchase of our common stock for a total of $96 million, proceeds from stock employee plans of $16 million and tax withholding payments on behalf of employees for stock based awards that vested of $29 million. Financing activities during the year ended December 31, 2018 included the repurchase of our common stock for a total of $210 million, proceeds from employee stock plans of $20 million and tax withholding payments on behalf of employees for stock based awards that vested of $36 million. Financing activities during the year ended December 31, 2017 included the repurchase of our common stock for a total of $350 million, proceeds from employee stock plans of $15 million and tax withholding payments on behalf of employees for stock based awards that vested of $31 million.

Long Term Borrowings On August 28, 2019, the Company entered into an amended and restated senior secured credit facility and refinanced the long term facility and revolving credit facility thereunder. The senior secured credit facility consisted of a term loan facility with an aggregate principal commitment of $750 million, of which $748 million was outstanding as of December 31, 2019. Additionally, the senior secured credit facility provides for a five-year revolving credit facility with an aggregate principal amount of $1.1 billion, of which $265 million was outstanding as of December 31, 2019. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of December 31, 2019, outstanding letters of credit were $28 million. As of December 31, 2018, the outstanding principal balance of the term loan facility was $759 million and the outstanding balance on the revolving facility was $120 million.

On August 21, 2019, the Company issued $500 million aggregate principal amount of 5.750% senior unsecured notes due in 2027 and $500 million aggregate principal amount 6.125% senior unsecured notes due in 2029. On September 7, 2019, the Company redeemed in full the $500 million aggregate principal amount of 4.625% senior unsecured notes that were due in 2021. On December 15, 2019, the Company redeemed in full the $400 million aggregate principal amount of 5.875% senior unsecured notes that were due in 2021.

As of December 31, 2019, we had outstanding $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027 and $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029.

In November 2019, the Company amended its trade receivables securitization facility (the A/R Facility) to increase the maximum commitment made available under the Facility and extended the maturity date to November 2021. The amendment also included other modifications including the scope of receivables subject to the facility and related eligibility requirements, the adoption of a new benchmark for determining overnight funding rates and the fees and interest payable to the agent and lenders party thereto. The A/R Facility now provides for up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of December 31, 2019 and 2018, the Company had $270 million and $100 million, respectively, outstanding under the facility.

See Note 7, "Debt Obligations" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for further information on the senior secured credit facility, the senior unsecured notes and the trade receivables securitization facility.

Employee Benefit Plans We expect to make pension, postemployment and postretirement plan contributions of approximately $78 million in 2020. See Note 10, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our pension, postemployment and postretirement plans.

Transformation and Restructuring Initiatives In 2019, we successfully executed our spend optimization program to drive cost savings through operational efficiencies to generate at least $100 million of savings. This initiative created efficiencies in our corporate functions, reduced spending in non-strategic areas and limited discretionary spending. We incurred a pre-tax charge of $58 million in 2019 with a cash impact of $44 million. Additionally, during 2020, as we execute our transition to NCR as-a-Service, our efforts will be centered around improving our organizational design and driving improved efficiencies. The primary areas of focus include our offerings, go to market strategy and support and delivery model. We expect to achieve $90 million annualized run-rate savings by year-end 2020 with $40 million of realized savings in 2020.

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

During the year ended December 31, 2019 and 2018, the Company paid dividends-in-kind of $43 million and $46 million respectively, associated with the Series A Convertible Preferred Stock. As of December 31, 2019 and 2018, the Company had accrued dividends of $1 million and $3 million, respectively. There were no cash dividends declared in the years ended December 31, 2019 and 2018.

The remaining Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

As of December 31, 2019 and 2018, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 13.3 million and 29.0 million shares, respectively, which would represent approximately 9% and 20% of our outstanding common stock as of December 31, 2019 and 2018 including the preferred shares on an as-converted basis.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries were $475 million and $443 million at December 31, 2019 and 2018, respectively. As a result of U.S. Tax Reform, including the repatriation tax, in general we will not be subject to additional U.S. taxes if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise. However, we may be subject to foreign withholding taxes, which could be significant.

Summary As of December 31, 2019, our cash and cash equivalents totaled $509 million and our total debt was $3.59 billion. Our borrowing capacity under our senior secured credit facility was $807 million at December 31, 2019. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Report. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment and postretirement plan contributions, remediation payments related to environmental matters, debt servicing obligations, payments related to transformation initiatives, and our operating requirements for the next twelve months.

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2019 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2020	2021-2022	2023-2024	2025 & Thereafter	All Other
Debt obligations	$3,591	$15	$885	$980	$1,711	$—
Interest on debt obligations	1,063	186	358	242	277	—
Estimated environmental liability payments	117	42	31	24	20	—
Lease obligations	733	129	182	102	320	—
Purchase obligations	1,128	1,076	44	8	—	—
Uncertain tax positions	92	—	—	—	—	92
Total obligations	$6,724	$1,448	$1,500	$1,356	$2,328	$92

For purposes of this table, we used interest rates as of December 31, 2019 to estimate the future interest on debt obligations outstanding as of December 31, 2019 and have assumed no voluntary prepayments of existing debt. See Note 7, "Debt Obligations" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms.

The estimated environmental liability payments included in the table of contractual obligations shown above are related to the Fox River, Kalamazoo and Ebina environmental matters. The amounts shown are our expected payments, net of the payment obligations of co-obligors and an estimate for payments to be received from indemnification parties. For additional information, refer to Note 11, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our lease obligations are primarily for future rental amounts for our world headquarters in Atlanta, Georgia, as well as for certain sales and manufacturing facilities in various domestic and international locations and leases related to equipment and vehicles.

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

We have a $92 million liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 8, "Income Taxes" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 10, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. We expect mandatory contributions to our U.S. pension plan could be required beginning in 2021 based on current funding requirements and assuming the Company does not complete any actions, including, but not limited to, a pre-fund or de-risking action. The funded status of NCR’s U.S. pension plan is an underfunded position of $577 million as of December 31, 2019 compared to an underfunded position of $494 million as of December 31, 2018. Our international retirement plans were in an underfunded position of $116 million as of December 31, 2019, as compared to an underfunded position of $139 million as of December 31, 2018. The increase in our underfunded position is primarily attributable to a decrease in discount rates. Contributions to international pension plans are expected to be approximately $26 million in 2020.

We also have product warranties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 11, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our senior secured credit facility and the indentures for our senior unsecured notes include affirmative and negative covenants that restrict or limit our ability to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to our business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. Our senior secured credit facility also includes financial covenants that require us to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending on or prior to March 31, 2021, (a) the sum of 4.50 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00, and (ii) in the case of any fiscal quarter ending after March 31, 2021 and on or prior to March 31, 2023, (a) the sum of 4.25 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00; and (iii) in the case of any fiscal quarter ending after March 31, 2023, (a) the sum of 4.00 and an amount (not to exceed 0.50) to reflect debt used to reduce our unfunded pension liabilities to (b) 1.00.

The Company has the option to elect to increase the maximum permitted leverage ratio by 0.25 in connection with the consummation of any material acquisition (as defined in the senior secured credit facility) for four fiscal quarters, but in no event will the maximum permitted leverage ratio, inclusive of all increases, exceed 4.75 to 1.00. At December 31, 2019, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.75 to 1.00.

Off-Balance Sheet Arrangements We have no significant contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined by SEC Regulation S-K Item 303(a)(4)(ii).

See Note 11, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on guarantees associated with our business activities.

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

Revenue Recognition The Company records revenue when, or as, performance obligations are satisfied by transferring control of a promised good or service to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for products and services. The Company evaluates the transfer of control primarily from the customer’s perspective where the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The Company does not adjust the transaction price for taxes collected from customers, as those amounts are netted against amounts remitted to government authorities.

NCR frequently enters contracts that include multiple distinct performance obligations, including hardware, software, professional consulting services, installation services and maintenance support services. A promise to a customer is considered distinct when the product or service is both capable of being distinct, and distinct in the context of the contract. For these arrangements, the Company allocates the transaction price, at contract inception, to each distinct performance obligation on a relative standalone selling price basis. The primary method used to estimate standalone selling price is the price that the Company charges for that good or service when the Company sells it separately in similar circumstances to similar customers.
For hardware products, control is generally transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the products, which generally coincides with when the customer has assumed title and risk of loss of the goods sold. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery, acceptance, and transfer of title and risk of loss generally occur in the same reporting period. NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. Hardware products may also be provided as a service when included in a package sold with software and services. In these instances, revenue is recognized in accordance with the lease accounting standard and depending on the terms and conditions included in the contract may be either sales-type leases or operating leases. Revenue from hardware sales-type leases is recognized at the beginning of the lease term and revenue from operating leases is recognized on a straight-line basis over the term of the contract.

Software products may be sold as perpetual licenses, term-based licenses and cloud-enabled, software as a service (SaaS). Both perpetual and term-based license revenue are recognized at a point in time when control transfers to the customer and reported within product revenue. Control is typically transferred when the customer takes possession of, or has complete access to, the software. Revenue from term license software is recognized for the committed term of the contract (which is typically one month to one year due to customer termination rights). If the amount of consideration the Company expects to be paid in exchange for the licenses depends on customer usage, revenue is recognized when the usage occurs.

Cloud-enabled SaaS primarily consists of fees to provide our customers access to our platform and cloud-based applications. Revenue from SaaS contracts is recognized as variable consideration directly allocated based on customer usage or on a ratable basis over the contract term beginning on the date that our service is made available to the customer. SaaS is reported as part of our services revenue.

The Company sells some product solutions that include a combination of cloud-enabled SaaS and on-premise term-based software licenses. Significant judgment is required to determine if the products and services represent distinct promises to the customer or if they should be combined into one performance obligation. When they are combined into one performance obligation, revenue is recognized ratably over the subscription period for which the SaaS is provided.

In addition to SaaS, our services revenue includes professional consulting, installation and maintenance support. Professional consulting primarily consists of software implementation, integration, customization and optimization services. Revenue from professional consulting contracts is recognized when the services are completed or customer acceptance of the service is received, if required. For installation and maintenance, control is transferred as the services are provided or ratably over the service period, or, if applicable, after customer acceptance of the service. We apply the ‘as invoiced’ practical expedient, for performance obligations satisfied over time, if the amount we may invoice corresponds directly with the value to the customer of the Company’s performance to date.  This expedient permits us to recognize revenue in the amount we invoice the customer.
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

The allowance for doubtful accounts was $44 million as of December 31, 2019, $31 million as of December 31, 2018, and $37 million as of December 31, 2017. These allowances represent, as a percentage of gross receivables, 2.9% in 2019, 2.2% in 2018, and 2.8% in 2017.

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

Warranty Reserves One of our key objectives is to provide superior quality products and services. To that end, we provide a standard manufacturer’s warranty typically extending up to 12 months, allowing our customers to seek repair of products under warranty at no additional cost. A corresponding estimated liability for potential warranty costs is recorded at the time of the sale. We sometimes offer extended warranties in the form of product maintenance services to our customers for purchase. For maintenance contracts that have been combined with product contracts under the revenue guidance, the Company defers revenue at an amount based on the relative standalone selling price allocation and recognizes the deferred revenue over the service term. For non-combined maintenance contracts, the Company defers the stated amount of the separately priced service and recognizes the deferred revenue over the service term. Refer to Note 11, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further information regarding our accounting for extended warranties.

Future warranty obligation costs are based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, the total customer revenue is recognized and the associated warranty liability is recorded based upon the estimated cost to provide the service over the warranty period.

Total warranty costs were $37 million in 2019, $42 million in 2018, and $43 million in 2017. Warranty costs as a percentage of total product revenue was 1.4% in 2019, 1.8% in 2018, and 1.7% in 2017. Historically, the principal factor used to estimate our warranty costs has been service calls per machine. Significant changes in this factor could result in actual warranty costs differing from accrued estimates. Although no near-term changes in our estimated warranty reserves are currently anticipated, in the unlikely event of a significant increase in warranty claims by one or more of our larger customers, costs to fulfill warranty obligations would be higher than provisioned, thereby impacting results.

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

Pension, Postretirement and Postemployment Benefits We sponsor domestic and foreign defined benefit pension and postemployment plans as well as domestic postretirement plans. As a result, we have significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants advise us about subjective factors such as withdrawal rates and mortality rates to use in our valuations. We generally review and update these assumptions on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Ongoing pension, postemployment and postretirement expense impacts all of our segments. Pension mark-to-market adjustments, settlements, curtailments and special termination benefits are excluded from our segment results as those items are not included in the evaluation of segment performance. See Note 4, "Segment Information and Concentrations," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to income from operations.

The key assumptions used in developing our 2019 expense were discount rates of 3.8% for our U.S. pension plan and 3.7% for our postretirement plan, and an expected return on assets assumption of 3.6% for our U.S. pension plan in 2019. The U.S. plan represented 62% of the pension obligation and 100% of the postretirement plan obligation as of December 31, 2019. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plan would have increased or decreased 2019 ongoing pension expense by approximately $2 million and would have had an immaterial impact on 2019 postretirement income. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2019 ongoing pension expense by approximately $3 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. For 2020, we intend to use discount rates of 2.7% and 2.5% in determining the U.S. pension and postretirement expense, respectively. We intend to use an expected rate of return on assets assumption of 2.8% for the U.S. pension plan.

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

The most significant assumption used in developing our 2019 postemployment plan expense is the assumed rate of involuntary turnover of 4.3%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2019 expense by approximately $2 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate. We intend to use an involuntary turnover assumption of 3.8% in determining the 2020 postemployment expense.

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

The most significant legal contingencies impacting our Company are the Fox River, Kalamazoo River, and Ebina matters, which are further described in detail in Note 11, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. NCR has been identified as a potentially responsible party (PRP) at both the Fox River and Kalamazoo sites.

As described below and in Note 11, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, while litigation activities have largely concluded with respect to the Fox River and Kalamazoo matters and while the Company has engaged in cooperative regulatory compliance activities with the government of Japan with respect to the Ebina matter, the extent of our potential liabilities continues to be subject to significant uncertainties. The uncertainties related to the Fox River and Kalamazoo matters include the total cost of clean-up as well as the solvency and willingness of the co-obligors or indemnitors to pay. The uncertainties related to the Ebina matter include total cost of clean-up subject to approval by local agencies in Japan.

Our net reserves for the Fox River matter, the Kalamazoo matter and the Ebina matter, as of December 31, 2019 were approximately $16 million, $81 million, and $19 million, respectively, as further discussed in Note 11, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for these matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Income Taxes We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. As a result of this determination, we had valuation allowances of $352 million as of December 31, 2019 and $485 million as of December 31, 2018, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets.
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
During 2019, we transferred certain intangible assets among our wholly-owned subsidiaries, which resulted in the establishment of deferred tax assets of $274 million. The establishment of deferred tax assets from intra-entity transfers of intangible assets required us to make significant estimates and assumptions to determine the fair value of such intangible assets. Critical estimates in valuing the intangible assets include, but are not limited to, internal revenue and expense forecasts, and discount rates. The sustainability of our future tax benefits is dependent upon the acceptance of these valuation estimates and assumptions by the taxing authorities.
The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December 31, 2019, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $3.1 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely.
Refer to Note 8, "Income Taxes" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for disclosures related to foreign and domestic pretax income, foreign and domestic income tax (benefit) expense and the effect foreign taxes have on our overall effective tax rate.

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

We have performance-based awards that vest only if specific performance conditions are satisfied, typically at the end of a single- or multi-year performance period, and the service requirement is fulfilled. The number of shares that will be earned can vary based on actual performance. No shares will vest if the objectives are not met, and in the event the objectives are exceeded, additional shares will vest up to a maximum amount. The cost of these awards is expensed over the service period based upon management’s estimates of achievement against the performance criteria. Because the actual number of shares to be awarded is not known until the end of the performance period, the actual compensation expense related to these awards could differ from our current expectations.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $11 million as of December 31, 2019 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in 2019 compared to 2018 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 2% on 2019 revenue versus 2018 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 64% of our borrowings were on a fixed rate basis as of December 31, 2019. The increase in pre-tax interest expense for the year ended December 31, 2019 from a hypothetical 100 basis point increase in variable interest rates would be approximately $11 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2019, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of NCR Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Uncertain Tax Positions

As described in Notes 1 and 8 to the consolidated financial statements, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2019, the Company had $121 million in gross unrecognized tax benefits, which include the uncertain tax positions recorded. In the U.S., the Company files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. U.S. federal tax years remain open from 2015 forward. Years beginning on or after 2001 are still open to examination by certain foreign taxing authorities, including India, Egypt, and other major taxing jurisdictions.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are there was significant judgment by management in determining the uncertain tax positions, including a high degree of estimation uncertainty relative to the numerous and complex tax laws, frequency of tax audits, and potential for significant adjustments as a result of such audits. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate the timely identification and accurate measurement of uncertain tax positions. Also, the evaluation of audit evidence available to support the tax liabilities for uncertain tax positions is complex and required significant auditor judgment as the nature of evidence is highly subjective, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification, recognition, and measurement of the liability for uncertain tax positions, and controls addressing completeness of the uncertain tax positions. These procedures also included, among others, (i) testing management’s process for identification of new potential uncertain tax positions and their evaluation based on the more-likely-than-not recognition criteria, (ii) testing the information used in the calculation of the liability for uncertain tax positions, including intercompany agreements, international filing positions and the related final tax returns, (iii) testing management’s estimate of the liability for uncertain tax positions by jurisdiction, including management’s assessment of the technical merits of tax positions, and (iv) evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not to be sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.

Income Taxes - Valuation of Deferred Tax Assets Related to Intra-Entity Transfers of Intangible Assets
As described in Note 8 to the consolidated financial statements, the Company transferred certain intangible assets among its wholly-owned subsidiaries, which resulted in the establishment of deferred tax assets of $274 million. As disclosed by management, the establishment of deferred tax assets from intra-entity transfers of intangible assets required management to make significant estimates and assumptions to determine the fair value of such intangible assets. Critical estimates in valuing the intangible assets include, but are not limited to, internal revenue and expense forecasts and discount rates.

The principal considerations for our determination that performing procedures relating to income taxes - valuation of deferred tax assets related to intra-entity transfers of intangible assets is a critical audit matter are there was significant judgment by management in developing the estimate to determine the fair value of the intangible assets transferred, which is used as the basis for the recording of the deferred tax assets. This led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate the assumptions used in the estimate, including internal revenue and expense forecasts and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of intangible assets transferred. These procedures also included, among others, (i) testing management’s process for developing the estimate of the fair value of the intangible assets transferred; (ii) evaluating the appropriateness of the method used to estimate the fair value; (iii) testing the completeness, accuracy, and relevance of underlying data used in the method; and (iv) evaluating the significant assumptions used by management, including internal revenue and expense forecasts and discount rates. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s method and certain significant assumptions, including discount rates.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 28, 2020
We have served as the Company’s auditor since 1993.

NCR Corporation
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2019	2018	2017
Product revenue	$2,681	$2,341	$2,579
Service revenue	4,234	4,064	3,937
Total revenue	6,915	6,405	6,516
Cost of products	2,146	1,988	2,021
Cost of services	2,848	2,742	2,640
Selling, general and administrative expenses	1,051	1,005	923
Research and development expenses	259	252	241
Asset impairment charges	—	227	—
Total operating expenses	6,304	6,214	5,825
Income from operations	611	191	691
Interest expense	(197)	(168)	(163)
Other income (expense), net	(73)	16	(46)
Income (loss) from continuing operations before income taxes	341	39	482
Income tax expense (benefit)	(273)	73	242
Income (loss) from continuing operations	614	(34)	240
Loss from discontinued operations, net of tax	(50)	(52)	(5)
Net income (loss)	564	(86)	235
Net income attributable to noncontrolling interests	—	2	3
Net income (loss) attributable to NCR	$564	$(88)	$232
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$614	$(36)	$237
Series A convertible preferred stock dividends	(110)	(49)	(109)
Income (loss) from continuing operations attributable to NCR	504	(85)	128
Loss from discontinued operations, net of tax	(50)	(52)	(5)
Net income (loss) attributable to NCR common stockholders	$454	$(137)	$123
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$4.13	$(0.72)	$1.05
Diluted	$3.71	$(0.72)	$1.01
Net income (loss) per common share
Basic	$3.72	$(1.16)	$1.01
Diluted	$3.36	$(1.16)	$0.97
Weighted average common shares outstanding
Basic	122.1	118.4	121.9
Diluted	145.2	118.4	127.0
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31 (in millions)	2019	2018	2017
Net income (loss)	$564	$(86)	$235
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	(29)	(53)	39
Derivatives
Unrealized gain (loss) on derivatives	6	11	(16)
Gains on derivatives arising during the period	(8)	(7)	(1)
Less income tax benefit (expense)	1	(1)	3
Employee benefit plans
Prior service benefit	—	(4)	—
Amortization of prior service cost	(6)	(9)	(11)
Net (loss) gain arising during the period	12	12	(13)
Amortization of actuarial (loss) gain	(3)	—	(2)
Less income tax benefit (expense)	1	1	5
Other comprehensive income (loss)	(26)	(50)	4
Total comprehensive income (loss)	538	(136)	239
Less comprehensive income attributable to noncontrolling interests:
Net income	—	2	3
Currency translation adjustments	(3)	(2)	(2)
Amounts attributable to noncontrolling interests	(3)	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$541	$(136)	$238
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$509	$464
Accounts receivable, net	1,490	1,356
Inventories	784	806
Other current assets	361	397
Total current assets	3,144	3,023
Property, plant and equipment, net	413	359
Goodwill	2,832	2,692
Intangibles, net	607	595
Operating lease assets	391	—
Prepaid pension cost	178	140
Deferred income taxes	821	448
Other assets	601	504
Total assets	$8,987	$7,761
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$282	$185
Accounts payable	840	897
Payroll and benefits liabilities	308	238
Deferred service revenue and customer deposits	502	461
Other current liabilities	606	501
Total current liabilities	2,538	2,282
Long-term debt	3,277	2,980
Pension and indemnity plan liabilities	858	759
Postretirement and postemployment benefits liabilities	111	118
Income tax accruals	92	91
Operating lease liabilities	369	—
Other liabilities	240	259
Total liabilities	7,485	6,489
Commitments and Contingencies (Note 11)
Redeemable noncontrolling interest	—	14
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.4 and 0.9 shares issued and outstanding as of December 31, 2019 and 2018, respectively; redemption amount and liquidation preference of $399 and $871 as of December 31, 2019 and 2018, respectively	395	859
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 127.7 and 118.7 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	1
Paid-in capital	312	34
Retained earnings	1,060	606
Accumulated other comprehensive loss	(269)	(246)
Total NCR stockholders’ equity	1,104	395
Noncontrolling interests in subsidiaries	3	4
Total stockholders’ equity	1,107	399
Total liabilities and stockholders’ equity	$8,987	$7,761
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2019	2018	2017
Operating activities
Net income (loss)	$564	$(86)	$235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	50	52	5
Depreciation and amortization	333	330	354
Stock-based compensation expense	107	72	77
Deferred income taxes	(355)	14	173
Gain on sale of property, plant and equipment and other assets	(6)	(2)	(3)
Impairment of long-lived and other assets	2	239	1
Changes in assets and liabilities:
Receivables	(144)	(155)	29
Inventories	5	(70)	(68)
Current payables and accrued expenses	(20)	198	(78)
Deferred service revenue and customer deposits	31	(13)	10
Employee benefit plans	59	(60)	(4)
Other assets and liabilities	2	53	21
Net cash provided by operating activities	628	572	752
Investing activities
Expenditures for property, plant and equipment	(91)	(143)	(128)
Proceeds from sales of property, plant and equipment	11	3	6
Additions to capitalized software	(238)	(170)	(166)
Business acquisitions, net	(203)	(206)	(8)
Net increase (decrease) in client funds obligations	(15)	—	—
Other investing activities, net	9	(4)	6
Net cash used in investing activities	(527)	(520)	(290)
Financing activities
Short term borrowings, net	—	(1)	(4)
Payments on term credit facilities	(761)	(51)	(61)
Borrowings on term credit facility	750	—	—
Payments on revolving credit facilities	(3,216)	(2,233)	(1,940)
Borrowings on revolving credit facilities	3,535	2,453	1,940
Payments of senior unsecured notes	(900)	—	—
Proceeds from issuance of senior unsecured notes	1,000	—	—
Debt issuance costs	(32)	—	—
Repurchase of Series A Convertible Preferred Stock	(302)	—	—
Repurchases of Company common stock	(96)	(210)	(350)
Tax withholding payments on behalf of employees	(29)	(36)	(31)
Proceeds from employee stock plans	16	20	15
Net change in funds held for clients	15	—	—
Purchase of noncontrolling interest	(3)	—	—
Other financing activities	(8)	—	(3)
Net cash used in financing activities	(31)	(58)	(434)
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(24)	(36)	(8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(25)	16
Increase (decrease) in cash, cash equivalents and restricted cash	40	(67)	36
Cash, cash equivalents and restricted cash at beginning of period	476	543	507
Cash, cash equivalents and restricted cash at end of period	$516	$476	$543

Reconciliation of cash, cash equivalents and restricted cash as shown in the Consolidated Statement of Cash Flows	2019	2018	2017
Cash and cash equivalents	$509	$464	$537
Restricted cash included in Other assets	7	12	6
Total cash, cash equivalents and restricted cash	$516	$476	$543

Supplemental data
Cash paid during the year for:
Income taxes	$61	$106	$98
Interest	$168	$160	$159
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Changes in Stockholders' Equity

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
in millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2016	125	$1	$32	$867	$(205)	$4	$699
Comprehensive income (loss):
Net income (loss)	—	—	—	232	—	3	235
Other comprehensive income (loss)	—	—	—	—	6	(2)	4
Total comprehensive income (loss)	—	—	—	232	6	1	239
Cumulative effect of a change in accounting principle related to employee share-based payments	—	—	—	39	—	—	39
Employee stock purchase and stock compensation plans	1	—	61	—	—	—	61
Dividend distribution to minority shareholder	—	—	—	—	—	(2)	(2)
Repurchase of Company common stock	(7)	—	(178)	(172)	—	—	(350)
Series A convertible preferred stock dividends	—	—	—	(47)	—	—	(47)
Deemed dividend on modification of Series A Convertible Preferred Stock	—	—	—	(4)	—	—	(4)
Deemed dividend on redemption of Series A Convertible Preferred Stock	—	—	58	(58)	—	—	—
Redemption of Series A Convertible Preferred Stock	3	—	87	—	—	—	87
December 31, 2017	122	1	60	857	(199)	3	722
Comprehensive income (loss):
Net income (loss)	—	—	—	(88)	—	1	(87)
Other comprehensive income (loss)	—	—	—	—	(48)	—	(48)
Total comprehensive income (loss)	—	—	—	(88)	(48)	1	(135)
Cumulative effect of a change in accounting principle related to employee share-based payments	—	—	—	14	1	—	15
Employee stock purchase and stock compensation plans	2	—	56	—	—	—	56
Repurchase of Company common stock	(6)	—	(82)	(128)	—	—	(210)
Series A convertible preferred stock dividends	—	—	—	(49)	—	—	(49)
December 31, 2018	118	1	34	606	(246)	4	399
Comprehensive income (loss):
Net income (loss)	—	—	—	564	—	2	566
Other comprehensive income (loss)	—	—	—	—	(23)	(2)	(25)
Total comprehensive income (loss)	—	—	—	564	(23)	—	541
Employee stock purchase and stock compensation plans	3	—	94	—	—	—	94
Redemption of Series A preferred stock dividends	9	—	272	(67)	—	—	205
Repurchase of Company common stock	(3)	—	(96)	—	—	—	(96)
Series A convertible preferred stock dividends	—	—	—	(43)	—	—	(43)
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
Purchase of redeemable non-controlling interest	—	—	8	—	—	—	8
December 31, 2019	127	$1	$312	$1,060	$(269)	$3	$1,107

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business NCR is a leading software- and services-led enterprise provider in the financial, retail, hospitality, and telecommunications and technology industries. NCR is a global company that is headquartered in Atlanta, Georgia. NCR offers a range of solutions that help businesses of all sizes run the store, run the restaurant and run self-service banking channels. Our portfolio includes digital first offerings for banking, restaurants and retailers, as well as payments processing, multi-vendor connected device services, automated teller machines (ATMs), point of sale (POS) terminals and self-service technologies. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors. Our solutions are also designed to support our transition to an as-a-Service company and enable us to be the technology-based service provider of choice to our customers.

Effective January 1, 2019, NCR changed the management of its business to an industry basis from the previous model of management on a solution basis, which resulted in a corresponding change to NCR's reportable segments. See Note 4, “Segment Information and Concentrations” for additional information.

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

Revenue Recognition In May 2014, the FASB issued a new revenue recognition standard that superseded existing revenue recognition guidance. Effective January 1, 2018, we adopted the standard using the modified retrospective method applied to contracts that were not complete as of the date of adoption and recorded a cumulative adjustment to increase retained earnings by $2 million.

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

The Company records revenue when, or as, performance obligations are satisfied by transferring control of a promised good or service to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services. The Company evaluates the transfer of control primarily from the customer’s perspective where the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service.

NCR enters contracts that include multiple distinct performance obligations, including hardware, software, professional consulting

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

services, installation services and maintenance support services. A promise to a customer is considered distinct when the product or service is both capable of being distinct, and distinct in the context of the contract. For these arrangements, the Company allocates the transaction price, at contract inception, to each distinct performance obligation on a relative standalone selling price basis. The primary method used to estimate standalone selling price is the price that the Company charges for that good or service when the Company sells it separately in similar circumstances to similar customers.

For hardware products, control is generally transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the products, which generally coincides with when the customer has assumed title and risk of loss of the goods sold. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until customer acceptance is obtained. Delivery, acceptance, and transfer of title and risk of loss generally occur in the same reporting period. NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the period ending December 31, 2019 and 2018, the revenue recognized from bill and hold transactions approximated 1% of total revenue. Hardware products may also be provided as a service when included in a package sold with software and services. In these instances, revenue is recognized in accordance with the lease accounting standard and depending on the terms and conditions included in the contract may be either sales-type leases or operating leases. Revenue from hardware sales-type leases is recognized at the beginning of the lease term and revenue from operating leases is recognized on a straight-line basis over the term of the contract.

Software products may be sold as perpetual licenses, term-based licenses and cloud-enabled, software as a service (SaaS). Both perpetual and term-based license revenue are recognized at a point in time when control transfers to the customer. Control is typically transferred when the customer takes possession of, or has complete access to, the software. Revenue from term license software is recognized for the committed term of the contract (which is typically one month to one year due to customer termination rights). If the amount of consideration the Company expects to be paid in exchange for the licenses depends on customer usage, revenue is recognized when the usage occurs.

Cloud-enable SaaS primarily consists of fees to provide our customers access to our platform and cloud-based applications. Revenue from SaaS contracts is recognized as variable consideration directly allocated based on customer usage or on a ratable basis over the contract term beginning on the date that our service is made available to the customer. SaaS is reported as part of our services revenue.

The Company sells some product solutions that include a combination of cloud-enabled SaaS and on-premise term-based software licenses. Significant judgment is required to determine if the services and products represent distinct promises to the customer or if they should be combined into one performance obligation. When they are combined into one performance obligation, revenue is recognized ratably over the subscription period for which the SaaS is provided.

In addition to SaaS, our services revenue includes professional consulting, installation and maintenance support. Professional consulting primarily consists of software implementation, integration, customization and optimization services. Revenue from professional consulting contracts is recognized when the services are completed or customer acceptance of the service is received, if required. For installation and maintenance, control is transferred as the services are provided or ratably over the service period, or, if applicable, after customer acceptance of the service. We apply the ‘as invoiced’ practical expedient, for performance obligations satisfied over time, if the amount we may invoice corresponds directly with the value to the customer of the Company’s performance to date. This expedient permits us to recognize revenue in the amount we invoice the customer.

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

Payment terms with our customers are established based on industry and regional practices and generally do not exceed 30 days. We do not typically include extended payment terms in our contracts with customers. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. If the period between transfer of the promised product or service and payment is more than one year, the Company adjusts the total consideration to reflect the significant financing component.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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
In addition to the standard product warranty, the Company periodically offers extended warranties to its customers in the form of product maintenance services. For maintenance contracts that have been combined with product contracts under the revenue guidance, the Company defers revenue at an amount based on the relative standalone selling price allocation, and recognizes the deferred revenue over the service term. For non-combined maintenance contracts, NCR defers the stated amount of the separately priced service and recognizes the deferred revenue over the service term.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.0 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

Stock-based Compensation Stock-based compensation represents the costs related to share-based awards granted to employees and non-employee directors. The Company’s outstanding stock-based compensation awards are classified as equity. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the requisite service period. See Note 9, "Stock Compensation Plans" for further information on NCR’s stock-based compensation plans.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Earnings Per Share Basic earnings per share (EPS) is calculated by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on our Series A Convertible Preferred Stock, by the weighted average number of shares outstanding during the reported period.

In computing diluted EPS,  we evaluate and reflect the maximum potential dilution, for each issue or series of issues of potential common shares in sequence from the most dilutive to the least dilutive. We adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Convertible Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Convertible Preferred Stock, restricted stock units, and stock options.

The holders of Series A Convertible Preferred Stock and unvested restricted stock units do not have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock and unvested restricted stock units do not qualify as participating securities. See Note 9, "Stock Compensation Plans" for share information on NCR’s stock compensation plans.

The components of basic earnings (loss) per share are as follows:

In millions, except per share amounts	Year ended December 31
	2019	2018	2017
Numerator:
Income (loss) from continuing operations	$614	$(36)	$237
Series A convertible preferred stock dividends	(110)	(49)	(109)
Net income (loss) from continuing operations attributable to NCR common stockholders	504	(85)	128
Loss from discontinued operations, net of tax	(50)	(52)	(5)
Net income (loss) attributable to NCR common stockholders	$454	$(137)	$123

Denominator:
Basic weighted average number of shares outstanding	122.1	118.4	121.9

Basic earnings (loss) per share:
From continuing operations	$4.13	$(0.72)	$1.05
From discontinued operations	(0.41)	(0.44)	(0.04)
Total basic earnings (loss) per share	$3.72	$(1.16)	$1.01

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The components of diluted earnings (loss) per share are as follows:

In millions, except per share amounts	Year ended December 31
	2019	2018	2017
Numerator:
Income (loss) from continuing operations	$614	$(36)	$237
Series A convertible preferred stock dividends	(76)	(49)	(109)
Net income (loss) from continuing operations attributable to NCR common stockholders	538	(85)	128
Loss from discontinued operations, net of tax	(50)	(52)	(5)
Net income (loss) attributable to NCR common stockholders	$488	$(137)	$123

Denominator:
Basic weighted average number of shares outstanding	122.1	118.4	121.9
Dilutive effect of as-if Series A Convertible Preferred Stock	19.5	—	—
Dilutive effect of employee stock options and restricted stock units	3.6	—	5.1
Weighted average diluted shares	145.2	118.4	127.0

Diluted earnings (loss) per share:
From continuing operations	$3.71	$(0.72)	$1.01
From discontinued operations	(0.35)	(0.44)	(0.04)
Total diluted earnings (loss) per share	$3.36	$(1.16)	$0.97

For 2019, it was more dilutive to assume the portion of the Series A Convertible Preferred Stock that was redeemed was not converted to common stock. Therefore, the weighted average outstanding shares of common stock were not adjusted by 5.7 million for the as-if converted portion of the Series A Convertible Preferred Stock that was redeemed because the effect would be anti-dilutive. Refer to Note 6, "Series A Convertible Preferred Stock" for additional discussion related to the transaction impacting the Series A Convertible Preferred Stock. Additionally, for 2019, weighted average restricted stock units and stock options of 4.3 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For 2018, it is more dilutive to assume the Series A Convertible Preferred Stock was not converted to common stock. Therefore, weighted average outstanding shares of common stock were not adjusted by 28.3 million for the as-if converted Series A Convertible Preferred Stock because the effect would be anti-dilutive. Additionally, for 2018, weighted average restricted stock units and stock option of 5.6 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For 2017, it is more dilutive to assume the Series A Convertible Preferred Stock was not converted to common stock. Therefore, weighted average outstanding shares of common stock were not adjusted by 27.4 million for the as-if converted Series A Convertible Preferred Stock shown above because the effect would be anti-dilutive. Additionally, for 2017, weighted average restricted stock units of 0.8 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

The following table presents the net contract asset and contract liability balances:

In millions	Location in the Consolidated Balance Sheet	December 31, 2019	December 31, 2018	January 1, 2018
Current portion of contract assets	Other current assets	$9	$22	$28
Current portion of contract liabilities	Contract liabilities	$502	$461	$458
Non-current portion of contract liabilities	Other liabilities	$81	$85	$95

During the twelve months ended December 31, 2019 and 2018, the Company recognized $341 million and $355 million, respectively, in revenue that was included in contract liabilities as of January 1, 2019 and 2018, respectively.

Deferred Commissions Our incremental costs of obtaining a contract, which consist of certain sales commissions, primarily for our SaaS revenue, are deferred and amortized on a straight-line basis over the period of expected benefit. We determined the period of expected benefit by taking into consideration customer contracts, the estimated life of the customer relationship, including renewals when the renewal commission is not commensurate with the initial commission, the expected life of the underlying technology and other factors. We classify deferred commissions as current or non-current based on the timing of when we expect to recognize the expense. The current and non-current portions of deferred commissions are included in other current assets and other assets, respectively, in the Consolidated Balance Sheets. Amortization of deferred commissions is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Settlement processing assets consist primarily of our portion of settlement assets due from customers and receivables from merchants for the portion of the discount fee related to reimbursement of the interchange expense, our receivable from the processing bank for transactions we have funded merchants in advance of receipt of card association funding, merchant reserves held, sponsoring bank reserves and exception items, such as customer chargeback amounts receivable from merchants. Settlement processing

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

obligations consist primarily of merchant reserves, our liability to the processing bank for transactions for which we have received funding from the members but have not funded merchants and exception items. Settlement processing assets are recorded within other current assets and settlement processing liabilities are recorded within other current liabilities in the Consolidated Balance Sheet. As of December 31, 2019 and 2018, settlement processing assets were $33 million and $30 million, respectively, and settlement processing liabilities were $31 million and $28 million, respectively. Settlement receivables are generally collected within four business days. Settlement obligations are generally paid within three business days, regardless of when the related settlement receivables are collected.

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

The following table identifies the activity relating to total capitalized software:

In millions	2019	2018	2017
Beginning balance as of January 1	$325	$366	$345
Capitalization	238	170	166
Amortization	(148)	(160)	(145)
Impairment	(2)	(51)	—
Ending balance as of December 31	$413	$325	$366

During the year ended December 31, 2018, we recorded the write-off of certain internal- and external-use software capitalization projects that are no longer considered strategic based on review by the new management team and as a result, the projects have been abandoned.

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

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth, operating income margin and discount rate. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (GPC) method which is based on earnings multiple data. We perform a reconciliation between

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium. Refer to Note 5, "Goodwill and Purchased Intangible Assets" for further discussion.

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

Property, Plant and Equipment Property, plant and equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $79 million, $81 million, and $86 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Refer to Note 5, "Goodwill and Purchased Intangible Assets" for further discussion.

Pension, Postretirement and Postemployment Benefits NCR has significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions are established to anticipate future events and are used in calculating the expense and liabilities relating to these plans. These factors include assumptions the Company makes about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, involuntary turnover rates, and rates of future compensation increases. In addition, NCR also uses subjective factors, such as withdrawal rates and mortality rates to develop the Company’s valuations. NCR generally reviews and updates these assumptions on an annual basis. NCR is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that NCR uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense, and the related assets and liabilities, the Company has recorded or may record.

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws, regulations, and standards including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes that the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River and Kalamazoo River environmental matters discussed in Note 11, "Commitments and Contingencies" and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2019 cannot currently be reasonably determined or are not currently considered probable.

Legal fees and expenses related to loss contingencies are typically expensed as incurred, except for certain costs associated with NCR’s environmental remediation obligations. Costs and fees associated with litigating the extent and type of required remedial

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

actions and the allocation of remediation costs among potentially responsible parties are typically included in the measurement of the environmental remediation liabilities.

Foreign Currency For many NCR international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenue and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in other comprehensive income. Remeasurement adjustments are recorded in other income (expense), net.

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

Redeemable Noncontrolling Interests and Related Party Transactions In 2011, we sold a 49% voting equity interest in NCR Brasil - Indústria de Equipamentos para Automação Ltda., a subsidiary of the Company (NCR Manaus) to Scopus Tecnologia Ltda. (now known as Nova Paiol Participacoes Ltda., and "Nova" as used herein). In 2019, we entered into a definitive agreement with Nova to purchase its 49% minority interest in NCR Manaus for R$11 million or approximately $3 million. The transaction was approved by local regulatory authorities and closed on October 28, 2019.

We recognized $61 million, $59 million and $79 million in revenue related to Banco Bradesco SA (Bradesco), the parent of Nova, for the years ended December 31, 2019, 2018 and 2017, respectively, and we had $3 million and $15 million in receivables outstanding from Bradesco as of December 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

Issued

In June 2016, the Financial Accounting Standards Board (FASB) issued an accounting standards update with new guidance on accounting for credit losses on financial instruments. The new guidance includes an impairment model for estimating credit losses that is based on expected losses, rather than incurred losses. The standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued an accounting standards update with new guidance on fair value measurement disclosure requirements that requires the disclosure of additions to and transfers into and out of Level 3 of the fair value hierarchy. The update also requires disclosure about the uncertainty in measurement as of the reporting date. The standards update is effective for fiscal years, and interim periods, beginning after December 15, 2019 with early adoption permitted. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued an accounting standards update related to accounting for implementation costs incurred in a cloud computing arrangement that is also a service contract. If a cloud computing arrangement also includes an internal-use software, an intangible asset is recognized and a liability is recognized for any payments related to the software license. However, if a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract and any fees associated with the service are expensed as incurred. The standards update is effective for fiscal years, and interim periods, beginning after December 15, 2019, with early adoption permitted. The impact of adopting this guidance is not expected to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued an accounting standards update with new guidance which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The standards update also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Additionally, it provides other simplifying measures for the accounting for income taxes. The standards update is effective for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on our consolidated financial statements.

Adopted

In February 2016, the FASB issued a new leasing standard that superseded guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. We adopted using the modified retrospective approach and applied the provisions of the new leasing standard at the effective date, January 1, 2019, rather than at the beginning of the earliest period presented under the transition method provided. The standard also includes options to elect a number of practical expedients.  We elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and also completed the evaluation of the remaining practical expedients

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

available under the guidance. The standard had a material effect to the total assets and total liabilities reported on the Consolidated Balance Sheet, but did not have a material effect to the Consolidated Statement of Operations or the Consolidated Statement of Cash Flows. The impact of adoption was to record operating and financing lease assets and liabilities of $448 million and $521 million, respectively, with a reduction of $73 million for deferred rent liabilities and prepaid rent balances as of January 1, 2019. Refer to Note 2, Leasing for additional disclosure.

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

Lessee We lease property, vehicles and equipment under operating and financing leases.  For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. Leases with a lease term 12 months or less at inception are not recorded on our Consolidated Balance Sheet and are expensed on a straight-line basis over the lease term in our Consolidated Statement of Operations. Our leases may include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our incremental borrowing rate is based on a credit-adjusted risk-free rate at commencement date, which best approximates a secured rate over a similar term of lease. Additionally, we do not separate lease and non-lease components for any asset classes, except for those leases embedded in certain service arrangements. Fixed and in-substance fixed payments are included in the recognition of the operating and financing assets and lease liabilities, however, variable lease payments, other than those based on a rate or index, are recognized in the Consolidated Statements of Operations in the period in which the obligation for those payments is incurred. The Company’s variable lease payments generally relate to payments tied to various indices, non-lease components and payments above a contractual minimum fixed payment.

The following table presents our lease balances as of December 31, 2019:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	Location in the Consolidated Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$391
Finance lease assets	Property, plant and equipment, net	38
Accumulated Amortization of Finance lease assets	Property, plant and equipment, net	(5)
Total leased assets		$424
Liabilities
Current
Operating lease liabilities	Other current liabilities	$91
Finance lease liabilities	Other current liabilities	10
Noncurrent
Operating lease liabilities	Operating lease liabilities	369
Finance lease liabilities	Other liabilities	25
Total lease liabilities		$495

The following table presents our lease costs for operating and finance leases:

In millions	For the year ended December 31, 2019
Operating lease cost	$137
Finance lease cost
Amortization of leased assets	5
Interest on lease liabilities	1
Short-Term lease cost	5
Variable lease cost	30
Total lease cost	$178

The following table presents the supplemental cash flow information:

In millions	For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$4
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$45
Finance Leases	$33

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2019:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	Operating Leases	Finance Leases
2020	$118	$11
2021	88	11
2022	66	10
2023	46	5
2024	37	—
Thereafter	272	—
Total lease payments	627	37
Less: Amount representing interest	(167)	(2)
Present value of lease liabilities	$460	$35

Prior to the adoption of the new lease accounting standard, future minimum lease payments under non-cancelable operating leases at December 31, 2018 were as follows: $128 million in 2019, $96 million in 2020, $80 million in 2021, $64 million in 2022, and $50 million in 2023.

As of December 31, 2019, we have additional operating leases of $70 million, primarily for a real estate lease in Europe, that have not yet commenced. This operating lease is expected to commence in 2021 with a lease term of 10 years.

The following table presents the weighted average remaining lease term and interest rates:

December 31, 2019
Weighted average lease term:
Operating leases	8.9 years
Finance leases	3.4 years
Weighted average interest rates:
Operating leases	6.42%
Finance leases	3.72%

Lessor We have various arrangements for certain POS equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

3. BUSINESS COMBINATIONS AND DIVESTITURES

2019 Acquisitions

Acquisition of D3 Technology, Inc.

On July 1, 2019, NCR completed its acquisition of D3 Technology, Inc. (D3), a leading provider of online and mobile banking for the Large Financial Institution market, for approximately $84 million, of which $83 million was paid in cash. The remaining $1 million is payable within 12 months from the date of acquisition. The D3 acquisition further expands our digital banking strategy as we extend our market share in large domestic banks and international banks. As a result of the acquisition, D3 became a wholly owned subsidiary of NCR.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire D3 was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below. This allocation is open as of December 31, 2019.

The allocation of the purchase price for D3 is as follows:

In millions	Fair Value
Cash acquired	$9
Tangible assets acquired	6
Acquired intangible assets other than goodwill	20
Acquired goodwill	54
Deferred tax assets	3
Liabilities assumed	(8)
Total purchase consideration	$84

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisition consists of revenue synergies expected from combining the operations of NCR and D3. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Banking segment. Refer to Note 5, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment as of December 31, 2019.

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

In connection with the closing of the acquisition, the Company incurred approximately $1 million of transaction costs, which has been included within selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2019.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The operating results of D3 have been included within NCR's results as of the closing date of the acquisition. Supplemental pro forma information and actual revenue and earnings since the acquisition date have not been provided as this acquisition did not have a material impact on the Company's Consolidated Statements of Operations.

Acquisition of Zynstra Ltd.

On December 21, 2019, NCR completed its acquisition of Zynstra, Ltd. (Zynstra), a leading provider of edge virtualization technology, for approximately $134 million, of which $112 million was paid in cash. The remaining $22 million is expected to be paid in 2020. The Zynstra acquisition further expands our digital retail strategy as we further enhance our next generation store architecture. As a result of the acquisition, Zynstra became a wholly owned subsidiary of NCR.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire Zynstra was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below. This allocation is open as of December 31, 2019.

The allocation of the purchase price for Zynstra is as follows:

In millions	Fair Value
Cash acquired	$1
Tangible assets acquired	1
Acquired intangible assets other than goodwill	76
Acquired goodwill	67
Deferred tax liability	(10)
Liabilities assumed	(1)
Total purchase consideration	$134

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisition consists of revenue and cost synergies expected from combining the operations of NCR and Zynstra. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Retail segment. Refer to Note 5, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment as of December 31, 2019.

The following table sets forth the components of the intangible assets acquired as of the acquisition date:

	Fair Value	Weighted Average Amortization Period (1)
	(In millions)	(In years)
Technology - Software	75	8
Tradenames	1	1
Total acquired intangible assets	$76

(1) Determination of the weighted average period of the individual categories of intangible assets was based on the nature of applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

In connection with the closing of the acquisition, the Company incurred approximately $2 million of transaction costs, which has been included within selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2019.

The operating results of Zynstra have been included within NCR's results as of the closing date of the acquisition. Supplemental pro forma information and actual revenue and earnings since the acquisition date have not been provided as this acquisition did not have a material impact on the Company's Consolidated Statements of Operations.

Other 2019 acquisitions

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

During the year ended December 31, 2019, the Company completed four acquisitions of local resellers in the hospitality industry for an aggregate purchase consideration of approximately $20 million, plus related acquisition costs. Approximately $2 million was withheld by the Company as a source of recovery for possible claims and payments under the related acquisition agreements and will be paid to the respective sellers pursuant to the terms of such agreements. Goodwill recognized related to these acquisitions was $17 million, all of which is expected to be deductible for tax purposes. The goodwill arising from these acquisitions has been allocated to the Hospitality segment. As a result of these acquisitions, NCR recorded $6 million related to identifiable intangible assets consisting primarily of customer relationships, which have a weighted-average amortization period of 8 years. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as these acquisitions did not have a material impact, individually or in the aggregate, on the Company's Consolidated Statements of Operations.

Pending acquisition

During the year ended December 31, 2019, the Company entered into a definitive agreement with Oki Electric Industry Co., Ltd., to purchase OKI Brasil's IT services and software assets, which is subject to customary closing conditions. The transaction is currently expected to close in the first half of 2020; however, it is possible that factors outside of our control could require us to complete the transaction at a later time or not at all.

2018 Acquisitions

Acquisition of JetPay Corporation

On December 6, 2018, NCR completed its acquisition of JetPay Corporation (JetPay), for which it purchased (i) all outstanding shares of common stock at a price of $5.05 per share, (ii) shares of Series A Preferred Stock at $5.05 per share, (iii) shares of Series A-1 Convertible Preferred Stock at a price of $600 per share, (iv) shares of Series A-2 Convertible Preferred Stock of JetPay at a price of $600 per share, and (v) transaction costs paid on behalf of the seller for an aggregate purchase price of $193 million which was paid in cash. As a result of the acquisition, JetPay became a fully owned subsidiary of NCR.

JetPay is a provider of end-to-end payment processing and human capital management solutions. The acquisition is consistent with NCR's continued transformation to a software- and services-driven business. JetPay complements and extends our existing capabilities by allowing us to monetize transactions via payments.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire JetPay was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below.

The allocation of the purchase price for JetPay is as follows:

In millions	Fair Value
Cash acquired	$4
Tangible assets acquired	76
Acquired intangible assets other than goodwill	104
Acquired goodwill	96
Deferred tax liabilities	(11)
Liabilities assumed	(76)
Total purchase consideration	$193

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisition consists of revenue synergies expected from combining the operations of NCR and JetPay. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Retail and Hospitality segments. Refer to Note 5, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment as of December 31, 2018.

The following table sets forth the components of the intangible assets acquired as of the acquisition date:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	Fair Value	Weighted Average Amortization Period (1)
	(In millions)	(In years)
Direct customer relationships	$64	17
Technology - Software	39	9
Tradenames	1	1
Total acquired intangible assets	$104

(1) Determination of the weighted average period of the individual categories of intangible assets was based on the nature of applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

In connection with the closing of the acquisition, the Company incurred approximately $4 million of transaction costs, which has been included within selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2018.

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and JetPay for the years ended December 31, 2018 and 2017. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

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

Other 2018 acquisitions

During the third quarter of 2018, we completed the acquisition of Zipscene, LLC which aggregates and enriches data from hospitality customers to provide marketing insights back to our customers and will enable us to increase data monetization. During the fourth quarter of 2018, we completed its acquisition of StopLift Checkout Vision Systems ("StopLift"). StopLift designs artificial intelligence technology which identifies fraudulent behavior at the POS and in SCO systems.

4. SEGMENT INFORMATION AND CONCENTRATIONS

As noted in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, effective January 1, 2019, NCR changed the management of its business to an industry basis from the previous model of management on a solution basis, which resulted

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

in a corresponding change to NCR's reportable segments. We have reclassified prior period segment disclosures to conform to the current period presentation. As a result of the change, the Company manages and reports its business in the following segments:

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

•
Retail - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. These solutions primarily include retail-oriented technologies, such as POS terminals and POS software; a retail software platform with a comprehensive suite of retail software applications; innovative self-service kiosks, such as self-checkout; as well as bar-code scanners. We also offer installation, maintenance, managed and professional services as well as payment processing solutions.

•
Hospitality - We offer technology solutions to customers in the hospitality industry, serving businesses that range from a single store or restaurant to global chains and sports and entertainment venues. Our solutions include POS hardware and software solutions, installation, maintenance, managed and professional services as well as payment processing solutions.

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

The following table presents revenue and operating income by segment for the years ended December 31:

In millions	2019	2018	2017
Revenue by segment
Banking	$3,512	$3,183	$3,175
Retail	2,217	2,097	2,169
Hospitality	843	817	878
Other	343	308	294
Consolidated revenue	$6,915	$6,405	$6,516
Operating income by segment
Banking	$514	$412	$421
Retail	144	142	231
Hospitality	56	85	140
Other	44	49	48
Subtotal - segment operating income	758	688	840
Other adjustments(1)	147	497	149
Income from operations	$611	$191	$691

(1) The following table presents the other adjustments for NCR for the years ended December 31:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	2019	2018	2017
Transformation and restructuring costs	$58	$223	$29
Acquisition-related amortization of intangibles	86	85	115
Acquisition-related costs	3	6	5
Asset impairment charges	—	183	—
Total other adjustments	$147	$497	$149

The following table presents revenue from products and services for NCR for the years ended December 31:

In millions	2019	2018	2017
Product revenue	$2,681	$2,341	$2,579
Professional services and installation services revenue	1,089	1,094	1,055
Recurring revenue, including maintenance and cloud revenue	3,145	2,970	2,882
Consolidated revenue	$6,915	$6,405	$6,516

Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2019	%	2018	%	2017	%
Revenue by Geographic Area
United States	$3,481	50%	$3,076	48%	$3,224	50%
Americas (excluding United States)	693	10%	631	10%	585	9%
Europe, Middle East and Africa (EMEA)	1,843	27%	1,751	27%	1,786	27%
Asia Pacific (APJ)	898	13%	947	15%	921	14%
Consolidated revenue	$6,915	100%	$6,405	100%	$6,516	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2019	2018
Property, plant and equipment, net
United States	$280	$247
Americas (excluding United States)	14	13
Europe, Middle East and Africa (EMEA)	74	57
Asia Pacific (APJ)	45	42
Consolidated property, plant and equipment, net	$413	$359

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue. As of December 31, 2019, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

5. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

As noted in Note 1, “Basis of Presentation and Significant Accounting Policies”, effective January 1, 2019, the Company began management of its business on an industry basis, changing from the previous model of management on a solution basis, which

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

resulted in a corresponding change to NCR's reportable segments. In connection with the change in reportable segments, during the first quarter of 2019, the Company determined its reporting units and then assigned goodwill to the new reporting units based on the relative fair value allocation approach. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. We have reclassified prior period goodwill disclosures to conform to the current period presentation.

The carrying amounts of goodwill by segment are included in the tables below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2018						December 31, 2019
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,718	$(101)	$1,617	$54	$—	$2	$1,774	$(101)	$1,673
Retail	571	(34)	537	67	—	—	638	(34)	604
Hospitality	385	(23)	362	17	—	—	402	(23)	379
Other	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$2,861	$(169)	$2,692	$138	$—	$2	$3,001	$(169)	$2,832

	December 31, 2017						December 31, 2018
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,721	$(14)	$1,707	$—	$(87)	$(3)	$1,718	$(101)	$1,617
Retail	478	(5)	473	94	(29)	(1)	571	(34)	537
Hospitality	377	(3)	374	13	(20)	(5)	385	(23)	362
Other	188	(1)	187	—	(10)	(1)	187	(11)	176
Total goodwill	$2,764	$(23)	$2,741	$107	$(146)	$(10)	$2,861	$(169)	$2,692

Under the previous segment reporting structure, late in the quarter ended June 30, 2018, we determined there was an indication that the carrying value of the net assets assigned to the Hardware reporting unit may not be recoverable. This determination was based on the lowering of our full year forecast for 2018, driven by reduced revenue and gross margin rates expected for the third and fourth quarters of 2018, and the resulting impact on the current year and future cash flow projections of the Hardware reporting unit.

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

As a result, in 2018, the Company recorded impairment charges of $21 million related to property, plant and equipment held and used in NCR's hardware reporting unit, $16 million related to purchased intangibles and $146 million for goodwill assigned to the Hardware reporting unit. These charges were recorded in the line item asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2018.

Purchased Intangible Assets

NCR’s purchased intangible assets were specifically identified when acquired, and are deemed to have finite lives. These assets are reported in intangibles, net in the Consolidated Balance Sheets. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	Amortization Period (in Years)	December 31, 2019		December 31, 2018
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$735	$(270)	$726	$(218)
Intellectual property	2 - 8	529	(397)	443	(373)
Customer contracts	8	89	(89)	89	(87)
Tradenames	1 - 10	78	(68)	75	(60)
Total identifiable intangible assets		$1,431	$(824)	$1,333	$(738)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	For the year ended December 31, 2019	For the years ended December 31 (estimated)
In millions		2020	2021	2022	2023	2024
Amortization expense	$86	$72	$63	$59	$56	$49
6. SERIES A PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. During the years ended December 31, 2019, 2018 and 2017, the Company paid dividends-in-kind of $43 million, $46 million, and $45 million, respectively, associated with the Series A Convertible Preferred Stock. As of December 31, 2019 and 2018, the Company had accrued dividends of $1 million and $3 million, respectively, associated with the Series A Convertible Preferred Stock. There were no cash dividends declared during the years ended December 31, 2019 or 2018.

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

The repurchase of the common shares immediately upon conversion is considered a redemption of the related preferred shares. As a result, the excess of the fair value of consideration transferred over the carrying value, of $58 million, was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share for the year ended December 31, 2017. Additionally, we determined that the changes to the lock-up period were considered a modification of the Series A Convertible Preferred Stock. The impact of the modification, calculated as the difference in the fair value immediately before and immediately after the changes, of $4 million , was included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share for the year ended December 31, 2017. This adjustment was recorded as an increase to the Series A Convertible Preferred Shares and will reduce the accretion of the direct and incremental expenses associated with the original offering as described above.

On September 18, 2019, NCR entered into an agreement to repurchase and convert the outstanding 512,221 shares of Series A Convertible Preferred Stock owned by Blackstone. NCR repurchased 237,673 shares of Series A Convertible Preferred Stock for total cash consideration of $302 million. The remaining shares of Blackstone's Series A Convertible Preferred Stock, including

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Conversion Features The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share and a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of December 31, 2019 and 2018, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 13.3 million and 29.0 million shares, respectively. The conversion rate is subject to the following customary anti-dilution and other adjustments:

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Since the redemption of the Series A Convertible Preferred Stock is contingently or optionally redeemable and therefore not certain to occur, the Series A Convertible Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A Convertible Preferred Stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within our control, we have classified the Series A Convertible Preferred Stock in mezzanine equity in the Consolidated Balance Sheets.

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

Voting Rights Holders of Series A Convertible Preferred Stock are entitled to vote with the holders of the common stock on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a separate class vote with respect to, amendments to the Company’s organizational documents that have an adverse effect on the Series A Convertible Preferred Stock and issuances by the Company of securities that are senior to, or equal in priority with, the Series A Convertible Preferred Stock.

7. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2019		December 31, 2018
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$8	4.30%	$84	4.51%
Trade Receivables Securitization Facility (1)	270	2.65%	100	3.37%
Other (1)	4	2.82%	1	4.92%
Total short-term borrowings	$282		$185
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$740	4.30%	$675	4.51%
Revolving credit facility (1)	265	3.76%	120	4.49%
Senior Notes:
5.00% Senior Notes due 2022	600		600
4.625% Senior Notes due 2021	—		500
5.875% Senior Notes due 2021	—		400
6.375% Senior Notes due 2023	700		700
5.750% Senior Notes due 2027	500		—
6.125% Senior Notes due 2029	500		—
Deferred financing fees	(32)		(18)
Other (1)	4	0.05%	3	0.59%
Total long-term debt	$3,277		$2,980

(1)	Interest rates are weighted average interest rates as of December 31, 2019 and 2018.

Senior Secured Credit Facility On August 28, 2019, the Company entered into an amended and restated senior secured credit facility with and among certain subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, refinancing its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). The Senior Secured Credit Facility consisted of a term loan facility with an aggregate principal commitment of $750 million, of which $748 million was outstanding as of December 31, 2019. Additionally, the Senior Secured Credit Facility provides for a five-year revolving credit facility with an aggregate principal amount of $1.1 billion, of which $265 million was outstanding as of December 31, 2019. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of December 31, 2019, outstanding letters of credit were $28 million. As a result of amending the Senior Secured Credit Facility, the Company wrote off approximately $5 million of deferred financing fees which were recorded within interest expense during the year ended December 31, 2019 in the Consolidated Statement of Operations. Additionally, the Company incurred debt issuance fees of $18 million that have been deferred and will be recognized in interest expense over the term of the Senior Secured Credit Facility.

Up to $400 million of the revolving credit facility is available to the Foreign Borrowers. Term loans were made to the Company in U.S. Dollars, and loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments of approximately 0.25% of the aggregate principal amount beginning with the fiscal quarter ending December 31, 2019, with the balance being due at maturity on August 28, 2026. Borrowings under the revolving portion of the credit facility are due August 28, 2024. Amounts outstanding under the Senior Secured Credit Facility bear interest at LIBOR (or, in the case of amounts denominated in Euros, EURIBOR), or, at NCR’s option, in the case of amounts denominated in U.S. Dollars, at a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest last quoted by the Wall Street Journal as the “prime rate” and (c) the one-month LIBOR rate plus 1.00% (the Base Rate), plus, in each case, a margin ranging from 1.25% to 2.25% for LIBOR-based loans or EURIBOR-based revolving loans and ranging from 0.25% to 1.25% for Base Rate-based revolving loans, in each case, depending on the Company’s consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility. Amounts outstanding under the Senior Secured Credit Facility for the term loan facility bear interest at LIBOR plus 2.5% margin per annum, or at NCR's option, the Base Rate plus a 1.50% margin per annum.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes a financial covenant that require the Company to maintain:

•
a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending on or prior to March 31, 2021, (a) the sum of 4.50 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00, and (ii) in the case of any fiscal quarter ending after March 31, 2021 and on or prior to March 31, 2023, (a) the sum of  4.25 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00; and (iii) in the case of any fiscal quarter ending after March 31, 2023, (a) the sum of 4.00 and an amount (not to exceed 0.50) to reflect debt used to reduce our unfunded pension liabilities to (b) 1.00.

The Company has the option to elect to increase the maximum permitted leverage ratio by 0.25 in connection with the consummation of any material acquisition (as defined in the Senior Secured Credit Facility) for four fiscal quarters, but in no event will the maximum permitted leverage ratio, inclusive of all increases, exceed 4.75 to 1.00. At December 31, 2019, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.75 to 1.00.

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

The Company may request, at any time and from time to time, but the lenders are not obligated to fund, the establishment of one or more incremental term loans and/or revolving credit facilities (subject to the agreement of existing lenders or additional financial institutions to provide such term loans and/or revolving credit facilities) with commitments in an aggregate amount not to exceed the greater of (i) $150 million, and (ii) such amount as would not cause the leverage ratio under the Senior Secured Credit Facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed 3.00 to 1.00, and the proceeds of which can be used for working capital requirements and other general corporate purposes.

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

On December 18, 2012, the Company issued $500 million aggregate principal amount of 4.625% senior unsecured notes due in 2021 (the 4.625% Notes). The 4.625% Notes were sold at 100% of the principal amount and had a maturity date of February 15, 2021. On August 8, 2019, the Company issued a notice of full redemption to redeem all of the outstanding aggregate principal amount of the 4.625% Notes. On September 7, 2019, the 4.625% Notes were redeemed at a price equal to (i) 100% of the aggregate principal amount of the Notes and (ii) accrued and unpaid interest to, but not including, the redemption date. Upon deposit of the redemption payment, the 4.625% Notes were satisfied and discharged in accordance with its terms.

On December 19, 2013, the Company issued $400 million aggregate principal amount of 5.875% senior unsecured notes due in 2021 (the 5.875% Notes). The 5.875% Notes were sold at 100% of the principal amount and had a maturity date of December 15, 2021. On November 14, 2019, the Company issued a notice of full redemption to redeem all of the outstanding aggregate principal amount of the 5.875% Notes. On December 15, 2019, the 5.875% Notes were redeemed at a price equal to (i) 100% of the aggregate principal amount of the Notes and (ii) accrued and unpaid interest to, but not including, the redemption date. Upon deposit of the redemption payment, the 5.875% Notes were satisfied and discharged in accordance with its terms.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

On December 19, 2013, the Company issued $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023 (the 6.375% Notes).The 6.375% Notes were sold at 100% of the principal amount and will mature on December 15, 2023. The Company has the option to redeem the 6.375% Notes, in whole or in part, at any time on or after December 15, 2018, at a redemption price of 103.188%, 102.125%, 101.063% and 100% during the 12-month periods commencing on December 15, 2018, 2019, 2020 and 2021 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.

On August 21, 2019, the Company issued $500 million aggregate principal amount of 5.750% senior unsecured notes due in 2027 (the 5.750% Notes). The 5.750% Notes were sold at 100% of the principal amount and will mature on September 1, 2027. The 5.750% Notes were issued without registration rights. The Company has the option to redeem the 5.750% Notes, in whole or in part, at any time on or after September 1, 2022, at a redemption price of 102.875%, 101.438%, and 100% during the 12-month periods commencing on September 1, 2022, 2023, and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to September 1, 2022, the Company may redeem the 5.750% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date.

On August 21, 2019, the Company issued $500 million aggregate principal amount of 6.125% senior unsecured notes due in 2029 (the 6.125% Notes). The 6.125% Notes were sold at 100% of the principal amount and will mature of September 1, 2029. The 6.125% Notes were issued without registration rights. The Company has the option to redeem the 6.125% Notes, in whole or in part, at any time on or after September 1, 2024, at a redemption price of 103.063%, 102.042%, 101.021% and 100% during the 12-month periods commencing on September 1, 2024, 2025, 2026 and 2027 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to September 1, 2024, the Company may redeem the 6.125% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date.

As a result of the redemption of the 4.625% and the 5.875% Notes, the Company wrote off approximately $2 million of deferred financing fees which was recorded within interest expense during the year ended December 31, 2019 in the Consolidated Statement of Operations. For the issuance of the 5.750% Notes and the 6.125% Notes, the Company incurred debt issuance fees of $15 million that have been deferred and will be recognized in interest expense over the term of the indentures.

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

Trade Receivables Securitization Facility In November 2014, the Company established a revolving trade receivables securitization facility (the A/R Facility) with PNC Bank, National Association (PNC) as the administrative agent, and various lenders. In November 2019, the Company amended the A/R Facility to increase the maximum commitment made available under the Facility and extended the maturity date to November 2021. The amendment also included other modifications including the scope of receivables subject to the facility and related eligibility requirements, the adoption of a new benchmark for determining overnight funding rates and the fees and interest payable to the agent and lenders party thereto. The A/R Facility now provides for up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions, of which $270 million was outstanding as of December 31, 2019.

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $603 million and $526 million of outstanding accounts receivable as of December 31, 2019 and 2018, respectively, and these amounts are included in accounts receivable, net in the Consolidated Balance Sheets.

The financing subsidiary will pay annual commitments and other customary fees to the lenders, and advances by a lender under the A/R Facility will accrue interest (i) at a reserve-adjusted LIBOR rate or a base rate equal to the highest of (a) the applicable lender’s prime rate or (b) the federal funds rate plus 0.50%, if the lender is funding as a committed lender under the terms of the

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

A/R Facility, or (ii) based on commercial paper interest rates if the lender is funding as a commercial paper conduit lender.  Advances may be prepaid at any time without premium or penalty.

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

Debt Maturities Maturities of debt outstanding, in principal amounts, at December 31, 2019 are summarized below:

		For the years ended December 31
In millions	Total	2020	2021	2022	2023	2024	Thereafter
Debt maturities	$3,591	$15	$277	$608	$708	$272	$1,711

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of December 31, 2019 and 2018 was $3.70 billion and $3.11 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.
8. INCOME TAXES

For the years ended December 31, income (loss) from continuing operations before income taxes consisted of the following:

In millions	2019	2018	2017
Income (loss) before income taxes
United States	$(25)	$(262)	$149
Foreign	366	301	333
Total income (loss) from continuing operations before income taxes	$341	$39	$482

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2019	2018	2017
Income tax expense (benefit)
Current
Federal	$1	$18	$14
State	2	—	2
Foreign	78	42	54
Deferred
Federal	(19)	(2)	178
State	—	1	(3)
Foreign	(335)	14	(3)
Total income tax expense (benefit)	$(273)	$73	$242

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	2019	2018	2017
Income tax expense at the U.S. federal tax rate of 21% for 2019 and 2018, respectively and 35% for 2017	$72	$8	$169
Foreign income tax differential	10	20	(38)
State and local income taxes (net of federal effect)	3	2	(1)
Other U.S. permanent book/tax differences	3	—	1
Meals and entertainment expense	2	2	2
Executive compensation	9	4	1
Employee share-based payments	2	3	(3)
Impact of intangible asset transfer	(245)	—	—
Gains/losses on entity liquidations	(12)	—	—
Foreign derived intangible income deduction	(7)	(1)	—
Change in branch tax status	(17)	(9)	—
Goodwill impairment	—	30	—
Research and development tax credits	(5)	(6)	(4)
U.S. manufacturing deduction	—	—	(9)
U.S. valuation allowance (1)	(16)	16	—
U.S tax reform	—	37	130
Foreign valuation allowance	(74)	2	—
Change in liability for unrecognized tax benefits (1)	4	(23)	(2)
Prior period adjustments	(1)	(11)	—
Other, net	(1)	(1)	(4)
Total income tax expense (benefit)	$(273)	$73	$242

(1) Does not include the impact of items included in the U.S. Tax Reform category

NCR's tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries' tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2019, our tax rate was impacted by the transfer of certain intangible assets among our wholly-owned subsidiaries, resulting in a variety of tax effects including the establishment of deferred tax assets, recognition of tax gains and losses and other deferred tax adjustments. In total, these tax impacts created a net tax benefit associated with the intangible asset transfer of $264 million. Our tax rate was also impacted by foreign valuation allowance releases of $74 million. During 2018, the tax rate was impacted by $37 million relating to U.S. Tax Reform. During 2017, the tax rate was impacted by a provisional charge of $130 million relating to U.S. Tax Reform.

During 2019, we transferred certain intangible assets among our wholly-owned subsidiaries, which resulted in the establishment of deferred tax assets of $274 million. The establishment of deferred tax assets from intra-entity transfers of intangible assets required us to make significant estimates and assumptions to determine the fair value of such intangible assets. Critical estimates in valuing the intangible assets include, but are not limited to, internal revenue and expense forecasts, and discount rates. The sustainability of our future tax benefits is dependent upon the acceptance of these valuation estimates and assumptions by the taxing authorities.
NCR did not provide additional U.S. income tax or foreign withholding taxes, if any, on approximately $3.1 billion of undistributed earnings of its foreign subsidiaries, given the intention continues to be that those earnings are reinvested indefinitely. The amount of unrecognized deferred tax liability associated with these indefinitely reinvested earnings is approximately $222 million. The unrecognized deferred tax liability is made up of a combination of U.S. and state income taxes and foreign withholding taxes.
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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2019	2018
Deferred income tax assets
Employee pensions and other benefits	$243	$223
Other balance sheet reserves and allowances	182	141
Tax loss and credit carryforwards	625	682
Capitalized research and development	47	53
Lease liabilities	104	—
Intangibles	127	—
Property, plant and equipment	11	11
Other	9	38
Total deferred income tax assets	1,348	1,148
Valuation allowance	(352)	(485)
Net deferred income tax assets	996	663
Deferred income tax liabilities
Intangibles	—	151
Right of use assets	102	—
Capitalized software	98	78
Other	—	7
Total deferred income tax liabilities	200	236
Total net deferred income tax assets	$796	$427

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

As of December 31, 2019, NCR had U.S. federal, U.S. state (tax effected), and foreign tax attribute carryforwards of approximately $1.5 billion. The net operating loss carryforwards that are subject to expiration will expire in the years 2020 through 2038. This includes U.S. tax credit carryforwards of $263 million. Approximately $5 million of the credit carryforwards will be refunded by 2022 due to U.S. Tax Reform, and $258 million of the credit carryforwards expire in the years 2020 through 2039. As a result of stock ownership changes our U.S. tax attributes could be subject to limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, if further material stock ownership changes occur.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2019	2018	2017
Gross unrecognized tax benefits - January 1	$110	$196	$183
Increases related to tax positions from prior years	7	9	3
Decreases related to tax positions from prior years	(4)	(50)	(1)
Increases related to tax provisions taken during the current year	14	9	23
Settlements with tax authorities	(5)	(45)	(4)
Lapses of statutes of limitation	(1)	(9)	(8)
Total gross unrecognized tax benefits - December 31	$121	$110	$196

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Of the total amount of gross unrecognized tax benefits as of December 31, 2019, $87 million would affect NCR’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in income tax accruals and other current liabilities in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $2 million of expense, $9 million of benefit, and $2 million of expense for the years ended December 31, 2019, 2018, and 2017, respectively. The gross amount of interest and penalties accrued as of December 31, 2019 and 2018 was $35 million and $33 million, respectively.

In the U.S., NCR files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. U.S. federal tax years remain open from 2015 forward. Years beginning on or after 2001 are still open to examination by certain foreign taxing authorities, including India, Egypt, and other major taxing jurisdictions.

During 2020, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As of December 31, 2019, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $12 million to $19 million in the next 12 months due to the resolution of these tax matters.

9. STOCK COMPENSATION PLANS

The Company recognizes all share-based payments as compensation expense in its financial statements based on their fair value. As of December 31, 2019, the Company’s stock-based compensation consisted of restricted stock units, employee stock purchase plan and stock options. The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2019	2018	2017
Restricted stock units	$94	$65	$73
Employee stock purchase plan	4	4	4
Stock options	9	4	—
Stock-based compensation expense	107	73	77
Tax benefit	(12)	(10)	(22)
Total stock-based compensation (net of tax)	$95	$63	$55

Approximately 20 million shares remain authorized to be issued under the 2017 Stock Incentive Plan (SIP). Details of the Company's stock-based compensation plans are discussed below.

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

The following table reports restricted stock unit activity during the year ended December 31, 2019:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value per Unit
Unvested shares as of January 1	5,966	$28.69
Shares granted	1,828	$24.31
Shares vested	(2,907)	$26.68
Shares forfeited	(431)	$28.74
Unvested shares as of December 31	4,456	$28.18

Stock-based compensation expense is recognized in the financial statements based upon fair value. The total fair value of units vested and distributed in the form of NCR common stock was $86 million in 2019, $90 million in 2018, and $87 million in 2017. As of December 31, 2019, there was $78 million of unrecognized compensation cost related to unvested restricted stock unit grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 0.8 years. The weighted average grant date fair value for restricted stock unit awards granted in 2018 and 2017 was $26.25 and $46.95, respectively.

The following table represents the composition of restricted stock unit grants in 2019:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value
Service-based units	894	$27.02
Performance-based units	934	$21.72
Total restricted stock units	1,828	$24.31

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

Stock compensation expense is recognized in the financial statements based upon grant date fair value and is computed using the Black-Scholes option-pricing model. During the years ended December 31, 2019 and 2018, the Company granted stock options and the weighted average fair value of option grants was estimated based on the below weighted average assumptions, which was $8.07 and $9.80, respectively. The stock options were granted with a 7 year contractual term that will vest over 4 years.

	For the year ended December 31, 2019	For the year ended December 31, 2018
Dividend yield	—	—
Risk-free interest rate	2.50%	2.50%
Expected volatility	34.79%	34.88%
Expected holding period - years	3.9 years	3.8 years

Expected volatility is calculated as the historical volatility of the Company’s stock over a period equal to the expected term of the options, as management believes this is the best representation of prospective trends. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected holding period represents the period of time that options are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on a blend of the three and five-year U.S. Treasury yield curves in effect at the time of grant.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes the Company’s stock option activity for the year ended December 31, 2019:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	2,606	$29.08
Granted	2,131	$26.45
Exercised	(99)	$16.07
Forfeited or expired	(79)	$32.57
Outstanding as of December 31	4,559	$28.08	5.62	$32.30
Fully vested and expected to vest as of December 31	3,860	$28.09	5.79	$27.30
Exercisable as of December 31	699	$27.99	4.67	$5.01

As of December 31, 2019, the total unrecognized compensation cost of $26 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.4 years.

The total intrinsic value of all options exercised was $1 million in 2019, $4 million in 2018, and $3 million in 2017. Cash received from option exercises under all share-based payment arrangements was $2 million in 2019, $4 million in 2018, and $2 million in 2017. There was no tax benefit realized from these exercises in 2019. The tax benefit realized from option exercises was $1 million in 2018 and 2017, respectively.

Employee Stock Purchase Plan

The Company's amended Employee Stock Purchase Plan (ESPP) provides employees a 15% discount on stock purchases using a three-month look-back feature where the discount is applied to the stock price that represents the lower of NCR’s closing stock price on either the first day or the last day of each calendar quarter. Participants can contribute between 1% and 10% of their compensation. The amended ESPP was approved by NCR stockholders in 2016 and became effective January 1, 2017.

Employees purchased approximately 0.8 million shares in 2019, 0.7 million shares in 2018, and 0.5 million shares in 2017, for approximately $18 million in 2019, $17 million in 2018 and $15 million in 2017. A total of 4 million shares were originally authorized to be issued under the ESPP before its amendment. Under the amended ESPP, 10 million shares were newly authorized to be issued, plus any shares remaining unissued under the prior ESPP after the last 2016 purchase date. Approximately 8.9 million authorized shares remain unissued under our amended ESPP as of December 31, 2019.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Pension Plans Reconciliation of the beginning and ending balances of the benefit obligations for NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2019	2018	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation as of January 1	$1,763	$1,950	$1,092	$1,273	$2,855	$3,223
Net service cost	—	—	7	7	7	7
Interest cost	66	61	19	20	85	81
Amendment	—	—	—	4	—	4
Actuarial (gain) loss	229	(149)	112	(83)	341	(232)
Benefits paid	(104)	(99)	(76)	(86)	(180)	(185)
Plan participant contributions	—	—	1	1	1	1
Currency translation adjustments	—	—	19	(44)	19	(44)
Benefit obligation as of December 31	$1,954	$1,763	$1,174	$1,092	$3,128	$2,855
Accumulated benefit obligation as of December 31	$1,954	$1,763	$1,163	$1,080	$3,117	$2,843

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2019	2018	2019	2018	2019	2018
Change in plan assets
Fair value of plan assets as of January 1	$1,269	$1,444	$953	$1,086	$2,222	$2,530
Actual return on plan assets	212	(76)	128	(34)	340	(110)
Company contributions	—	—	23	24	23	24
Benefits paid	(104)	(99)	(76)	(86)	(180)	(185)
Currency translation adjustments	—	—	29	(38)	29	(38)
Plan participant contributions	—	—	1	1	1	1
Fair value of plan assets as of December 31	$1,377	$1,269	$1,058	$953	$2,435	$2,222

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2019	2018	2019	2018	2019	2018
Funded Status	$(577)	$(494)	$(116)	$(139)	$(693)	$(633)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$178	$140	$178	$140
Current liabilities	—	—	(13)	(14)	(13)	(14)
Noncurrent liabilities	(577)	(494)	(281)	(265)	(858)	(759)
Net amounts recognized	$(577)	$(494)	$(116)	$(139)	$(693)	$(633)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	—	—	20	21	20	21
Total	$—	$—	$20	$21	$20	$21

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $2,222 million, $2,217 million, and $1,380 million, respectively, as of December 31, 2019, and $2,016 million, $2,012 million and $1,271 million, respectively, as of December 31, 2018.

The net periodic benefit (income) cost of the pension plans for the years ended December 31 was as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net service cost	$—	$—	$—	$7	$7	$8	$7	$7	$8
Interest cost	66	61	71	19	20	20	85	81	91
Expected return on plan assets	(43)	(43)	(57)	(31)	(32)	(35)	(74)	(75)	(92)
Amortization of prior service cost	—	—	—	1	1	1	1	1	1
Actuarial (gain) loss	60	(29)	28	15	(16)	—	75	(45)	28
Net periodic benefit (income) cost	$83	$(11)	$42	$11	$(20)	$(6)	$94	$(31)	$36

Actuarial losses in 2019 were primarily due to a decrease in the discount rate. Actuarial gains in 2018 were due to an increase in the discount rate as well as a favorable impact from a mortality update in the United Kingdom. Discount rates in 2017 remained consistent with 2016 and actuarial losses in 2017 were primarily due to a mortality update in the United States.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

affect the measurement of our total benefit obligation and was applied prospectively as a change in estimate, beginning January 1, 2017.

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2019	2018	2019	2018	2019	2018
Discount rate	3.1%	4.2%	1.4%	2.1%	2.5%	3.4%
Rate of compensation increase	N/A	N/A	0.9%	1.0%	0.9%	1.0%

The weighted average rates and assumptions used to determine net periodic benefit (income) cost for the years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate - Service Cost	N/A	N/A	N/A	1.6%	1.4%	1.4%	1.6%	1.4%	1.4%
Discount rate - Interest Cost	3.8%	3.2%	3.4%	1.8%	1.6%	1.6%	3.1%	2.6%	2.8%
Expected return on plan assets	3.6%	3.1%	3.5%	3.2%	3.0%	3.5%	3.4%	3.1%	3.5%
Rate of compensation increase	N/A	N/A	N/A	1.0%	0.9%	0.9%	1.0%	0.9%	0.9%

The weighted-average cash balance interest crediting rate for the Company's cash balance defined benefit plans was 1.2% and 1.4% for the years ended December 31, 2019 and 2018, respectively.

The discount rate used to determine U.S. benefit obligations as of December 31, 2019 was derived by matching the plans’ expected future cash flows to the corresponding yields from the Aon Hewitt AA Bond Universe Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows. During 2014, the Society of Actuaries published updated mortality tables and an improvement scale for U.S. plans, which both reflect improved longevity. Based on evaluation of these new tables, we updated our mortality assumptions for our U.S. pension benefits as of December 31, 2017. In 2017, we made a further update to utilize the white collar version of the 2014 tables due to a study of plan specific experience.

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

Plan Assets The weighted average asset allocations as of December 31, 2019 and 2018 by asset category are as follows:

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2019	2018		2019	2018
Equity securities	—%	—%	0 - 0%	23%	20%	12 - 27%
Debt securities	99%	98%	95 - 100%	56%	57%	54 - 72%
Real estate	—%	1%	0 - 2%	12%	14%	6 - 14%
Other	1%	1%	0 - 3%	9%	9%	4 - 9%
Total	100%	100%		100%	100%

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The fair value of plan assets as of December 31, 2019 and 2018 by asset category is as follows:

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$—	$53	$53	$—	$—	$—
Fixed income securities:
Government securities	2	209	—	209	—	—	—	—	—	—	—
Corporate debt	3	934	—	934	—	—	103	—	103	—	—
Other types of investments:
Money market funds	4	12	—	—	—	12	10	—	—	—	10
Common and commingled trusts - Equities	4	—	—	—	—	—	184	—	—	—	184
Common and commingled trusts - Bonds	4	157	—	—	—	157	470	—	—	—	470
Common and commingled trusts - Short Term Investments	4	19	—	—	—	19	21	—	—	—	21
Common and commingled trusts - Balanced	4	—	—	—	—	—	85	—	—	—	85
Partnership/joint venture interests - Real estate	5	1	—	—	—	1	—	—	—	—	—
Partnership/joint venture interests - Other	5	2	—	—	—	2	—	—	—	—	—
Mutual funds	4	43	43	—	—	—	—	—	—	—	—
Insurance products	4	—	—	—	—	—	1	—	1	—	—
Real estate and other	5	—	—	—	—	—	131	—	—	131	—
Total		$1,377	$43	$1,143	$—	$191	$1,058	$53	$104	$131	$770

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$—	$44	$44	$—	$—	$—
Fixed income securities:
Government securities	2	247	—	247	—	—	—	—	—	—	—
Corporate debt	3	761	—	761	—	—	100	—	100	—	—
Other types of investments:
Money market funds	4	13	—	2	—	11	8	—	8	—	—
Common and commingled trusts - Equities	4	—	—	—	—	—	150	—	—	—	150
Common and commingled trusts - Bonds	4	174	—	—	—	174	405	—	—	—	405
Common and commingled trusts - Short Term Investments	4	27	—	—	—	27	40	—	—	—	40
Common and commingled trusts - Balanced	4	—	—	—	—	—	76	—	—	—	76
Partnership/joint venture interests - Real estate	5	4	—	—	—	4	—	—	—	—	—
Partnership/joint venture interests - Other	5	4	—	—	—	4	—	—	—	—	—
Mutual funds	4	39	39	—	—	—	—	—	—	—	—
Insurance products	4	—	—	—	—	—	1	—	1	—	—
Real estate and other	5	—	—	—	—	—	129	—	—	129	—
Total		$1,269	$39	$1,010	$—	$220	$953	$44	$109	$129	$671

Notes:

1.	Common stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.

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

5.
Partnership/joint ventures are valued based on the fair value of the underlying securities within the fund, which include investments both traded on an active market and not traded on an active market. For those investments that are traded on an

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

active market, the values are based on the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiples and cost valuation approaches, are employed by the fund manager to value investments.

The following table presents the reconciliation of the beginning and ending balances of those plan assets classified within Level 3 of the valuation hierarchy. When the determination is made to classify the plan assets within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

In millions	International Pension Plans
Balance, December 31, 2017	$131
Realized and unrealized gains and losses, net	—
Purchases, sales and settlements, net	—
Transfers, net	(2)
Balance, December 31, 2018	$129
Realized and unrealized gains and losses, net	2
Purchases, sales and settlements, net	—
Transfers, net	—
Balance, December 31, 2019	$131

Investment Strategy NCR has historically employed a total return investment approach, whereby a mix of fixed-income, equities and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. To reduce volatility in the value of assets held by the U.S. pension plan, we have rebalanced the asset allocation to a portfolio of 99% of fixed income assets as of December 31, 2019. Additionally, for the U.S. pension plan, we consult with an independent advisor on asset allocation strategy as well as on investment policy and objectives. Similar investment strategy changes are under consideration or being implemented in a number of NCR’s international plans.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Postretirement Plans Reconciliation of the beginning and ending balances of the benefit obligation for NCR's U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2019	2018
Change in benefit obligation
Benefit obligation as of January 1	$18	$21
Interest cost	1	—
Actuarial gain	—	(3)
Plan participant contributions	—	1
Benefits paid	(2)	(1)
Benefit obligation as of December 31	$17	$18

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2019	2018
Benefit obligation	$(17)	$(18)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(2)	$(2)
Noncurrent liabilities	(15)	(16)
Net amounts recognized	$(17)	$(18)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$7	$7
Prior service benefit	(3)	(8)
Total	$4	$(1)

The net periodic benefit income of the postretirement plan for the years ended December 31 was:

In millions	Postretirement Benefits
	2019	2018	2017
Interest cost	$1	$—	$1
Amortization of:
Prior service benefit	(5)	(5)	(6)
Actuarial loss	—	1	2
Net periodic benefit income	$(4)	$(4)	$(3)

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

	Postretirement Benefit Obligations			Postretirement Benefit Costs
	2019	2018	2017	2019	2018	2017
Discount rate	2.5%	3.7%	3.1%	3.7%	3.1%	3.2%

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Assumed healthcare cost trend rates as of December 31 were:

	2019		2018
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	6.7%	5.9%	7.1%	6.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2027	2027	2027	2027

Postemployment Benefits Reconciliation of the beginning and ending balances of the benefit obligation for NCR's postemployment plan was:

	Postemployment Benefits
In millions	2019	2018
Change in benefit obligation
Benefit obligation as of January 1	$139	$142
Service cost	31	43
Interest cost	3	3
Benefits paid	(35)	(40)
Foreign currency exchange	(1)	(6)
Actuarial (gain) loss	(11)	(3)
Benefit obligation as of December 31	$126	$139

The following table presents the funded status and the reconciliation of the unfunded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2019	2018
Benefit obligation	$(126)	$(139)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(30)	$(37)
Noncurrent liabilities	(96)	(102)
Net amounts recognized	$(126)	$(139)
Amounts recognized in accumulated other comprehensive loss
Net actuarial gain	$(38)	$(28)
Prior service benefit	(6)	(6)
Total	$(44)	$(34)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The net periodic benefit cost of the postemployment plan for the years ended December 31 was:

In millions	Postemployment Benefits
	2019	2018	2017
Service cost	$31	$43	$34
Interest cost	3	3	2
Amortization of:
Prior service benefit	(2)	(5)	(6)
Actuarial gain	(3)	(1)	(6)
Net benefit cost	$29	$40	$24

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2019	2018	2019	2018	2017
Discount rate	1.8%	2.4%	2.4%	2.3%	2.0%
Salary increase rate	1.8%	1.9%	1.9%	1.9%	1.8%
Involuntary turnover rate	3.8%	4.3%	4.3%	4.8%	4.8%

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not plan to contribute to the U.S. qualified pension plan in 2020, and plans to contribute approximately $26 million to the international pension plans in 2020. The Company also plans to make contributions of approximately $2 million to the U.S. postretirement plan and approximately $50 million to the postemployment plan in 2020.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2020	$108	$50	$158	$2	$50
2021	$110	$49	$159	$2	$17
2022	$111	$49	$160	$1	$16
2023	$114	$48	$162	$1	$15
2024	$115	$49	$164	$1	$14
2025-2029	$579	$244	$823	$3	$60

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $27 million in 2019, $27 million in 2018, and $26 million in 2017. The expense under international and subsidiary savings plans was $25 million in 2019, $24 million in 2018, and $24 million in 2017.

Amounts to be Recognized The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2020 are as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (benefit)	$—	$1	$1	$(3)	$(2)
Actuarial loss (gain)	$—	$—	$—	$1	$(4)

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of December 31, 2019 and 2018, the receivable under the Funding Agreement was approximately $53 million and $45 million, respectively, and was included in other assets in the Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable in 2020 or later, likely after the remediation efforts related to the Fox River matter, described below, are complete. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

that the Company’s contribution claims against those two parties will revive if those parties attempt to assert any claims against the Company relating to the Fox River, including any state law claims.
In the quarter ending September 30, 2017, the remediation general contractor commenced an arbitration against the LLC, in a dispute over contract interpretation. The hearing on this matter was completed in June 2019, and the parties submitted post-trial briefs in August 2019. The amounts claimed by the contractor range from approximately $46 million to approximately $53 million; the Company disputed the claims and contested them vigorously during the hearing. In November 2019, having rejected substantial portions of the claims, the arbitration panel awarded the contractor $10 million. The Company’s indemnitors and co-obligors, described below, are expected to bear responsibility for the majority of any award, with the Company’s share of approximately one-fourth of such award.
With respect to the Company’s prior dispute with API, which was generally superseded by the Funding Agreement, the Company received timely payments as they came due under the Funding Agreement. Although API filed for bankruptcy protection in October 2017, it had made all of the payments to the Company in connection with the Fox River that are required of it by the Funding Agreement.

NCR's eventual remediation liability, followed by long-term monitoring expected to be performed by others, will depend on a number of factors. In establishing the reserve, NCR attempts to estimate a range of reasonably possible outcomes for each of these factors, although each range is itself uncertain. NCR uses its best estimate within the range, if that is possible. Where there is a range of equally possible outcomes, and there is no amount within that range that is considered to be a better estimate than any other amount, NCR uses the low end of the range. The significant factors include: (1) the total remaining clean-up costs, including the costs associated with decommissioning the site, the expected cost impact of which is expected to be neutral or non-material to the Company, including long-term monitoring following completion of the clean-up, and what parties are assigned to discharge the post-clean-up tasks (as noted, the Company no longer expects to bear long-term monitoring costs); (2) total NRD for the site and the share that NCR will bear (which is now resolved as to the Company); (3) the share of clean-up costs that NCR will bear (which is resolved under the CD settlement); (4) NCR's transaction and litigation costs to defend itself to the extent additional litigation is required with respect to claims brought by the general contractor; and (5) the share of NCR's payments that BAT will bear (which is governed by the Cost Sharing Agreement and the Funding Agreement, BAT has made all of the payments requested of it, and as discussed above; API is in bankruptcy and is not presumed likely to bear further shares of NCR's payments). With respect to NRD, in connection with a certain settlement entered into by other PRPs in 2015, the Government withdrew the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company.

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of December 31, 2019 and 2018, the gross reserve for the Fox River matter was approximately $5 million and $21 million, respectively. As of December 31, 2019 and 2018, the net reserve for the Fox River matter was approximately $16 million and $17 million, respectively. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of December 31, 2019 and 2018, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three Georgia-Pacific (GP) affiliate corporations in a private-party contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company and other defendants pay a "fair portion" of these companies’ costs. Various removal and remedial actions remain to be decided upon and performed at the Kalamazoo River site, the total costs for which generally remain undetermined; in 2017, Records of Decisions were issued for two parts of the river, and in 2018 such a decision was issued for another part of the river, but such decisions for the majority of the work are expected to be made only over the next several years. The suit alleges that the Company is liable to the GP entities as an "arranger" under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger” as of at least March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971, and the majority of contamination at the Kalamazoo River site had occurred prior to 1969). NCR preserved its right to appeal the September 2013 decision.

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

In July 2018, the Company appealed to the United States Court of Appeals for the Sixth Circuit both the 2013 court decision, which it believes is in conflict with a decision from the Fox River trial court as to Operable Unit 1 of that site and an affirmance of that decision from the Court of Appeals for the Seventh Circuit, and the 2018 court decision, on various legal grounds. The Company filed a bond to stay any execution of the judgment pending the appeal, and its application for a stay was approved by the court and remains stayed as of December 2019.

During the pendency of the Sixth Circuit stay, the Company negotiated a settlement of the Kalamazoo River matter with the USEPA and other government agencies having oversight over the river. On December 5, 2019, the Company entered into a Consent Decree, filed with the District Court on December 11, 2019, which will resolve all litigation associated with the river clean-up, including the Sixth Circuit appeal when approved. Upon approval, the Consent Decree will require the Company to pay GP its 40% share of past costs, to pay the USEPA and state agencies their past and future administrative costs, to dismiss its Sixth Circuit appeal, and to take responsibility for the remediation of a portion, but not all, of the Kalamazoo River. The Consent Decree further provides the Company protection from other PRPs, including GP, seeking contribution for their costs associated with the clean-up anywhere on the river, thereby resolving the allocation of future costs left unresolved by the June 19, 2019 judgment.

The Consent Decree was subject to a public comment period which ended February 18, 2020, and the Company is currently seeking approval of the Consent Decree.

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

As of December 31, 2019, the reserve for Kalamazoo was $81 million as compared to $47 million as of December 31, 2018; that figure is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. As many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time), the Company has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of NCR’s potential liability remains subject to many uncertainties, notwithstanding the settlement of this matter and related Consent Decree noted above, particularly inasmuch as remedy decisions and cost estimates will not be generated until times in the future and as most of the work to be performed will not take place until the 2020s and 2030s. Under other assumptions or estimates for possible costs of remediation, which the Company does not at this point consider to be reasonably

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

estimable or verifiable, it is possible that the reserve the Company has taken to discontinued operations reflected in this paragraph could more than approximately double the reflected reserve.

Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of December 31, 2019, NCR had disposed of more than a third of its lower-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. Based on communications with the agency, the earliest that high-concentration wastes can be disposed of will be in the second half of 2020, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company has adjusted its existing reserve for the matter to take into account this cost estimate, and that reserve as of December 31, 2019 and 2018 is $19 million and $2 million, respectively. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through December 31, 2019, NCR has received a combined gross total of approximately $202 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, owing to considerations under applicable Michigan law. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
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

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of December 31, 2019 and 2018, NCR had no material obligations related to such guarantees, and therefore its Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the years ended December 31 as follows:

In millions	2019	2018	2017
Warranty reserve liability
Beginning balance as of January 1	$26	$26	$27
Accruals for warranties issued	37	42	43
Settlements (in cash or in kind)	(42)	(42)	(44)
Ending balance as of December 31	$21	$26	$26

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

Purchase Commitments The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. This includes a long-term service agreement with Accenture, under which many of NCR's key transaction processing activities and functions are performed.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of December 31, 2019, the balance in AOCI related to foreign exchange derivative transactions was a gain of $1 million. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	December 31, 2019
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$55	$1	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$1			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$71	$1	Other current liabilities	$264	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$2			$1

	Fair Values of Derivative Instruments
	December 31, 2018
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$169	$4	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$4			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$219	$1	Other current liabilities	$157	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$5			$1

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The effects of derivative instruments on the Consolidated Statement of Operations for the years ended December 31 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017	Location of (Gain) Loss Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Foreign exchange contracts	$6	$11	$(16)	Cost of products	$(8)	$(7)	$(1)

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
Foreign exchange contracts	Other income (expense), net	$(8)	$(9)	$(4)

Refer to Note 13, “Fair Value of Assets and Liabilities” for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2019 and 2018, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2019 and 2018 are set forth as follows:

		December 31, 2019				December 31, 2018
		Fair Value Measurements Using				Fair Value Measurements Using
In millions	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$15	$15	$—	$—	$8	$8	$—	$—
Foreign exchange contracts (2)	2	—	2	—	5	—	5	—
Total	$17	$15	$2	$—	$13	$8	$5	$—
Liabilities:
Foreign exchange contracts (3)	1	—	1	—	1	—	1	—
Total	$1	$—	$1	$—	$1	$—	$1	$—

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

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired. Additionally, NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. NCR carries equity investments in privately-held companies at cost or at fair value when NCR recognizes an other-than-temporary impairment charge. No material impairment charges or non-recurring fair value adjustments were recorded during the year ended December 31, 2019 and 2017. In the year ended December 31, 2018, we recorded $227 million, which included $146 million impairment of goodwill under our previous segment structure, which was assigned to the Hardware reporting unit and $37 million impairment charge related to long-lived assets held and used in our Hardware operations.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income (AOCI) by Component

The changes in AOCI for the years ended December 31 are as follows:

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2016	$(224)	$6	$13	$(205)
Other comprehensive (loss) income before reclassifications	41	(13)	(13)	15
Amounts reclassified from AOCI	—	(8)	(1)	(9)
Net current period other comprehensive (loss) income	41	(21)	(14)	6
Balance at December 31, 2017	$(183)	$(15)	$(1)	$(199)
Impact of adoption of new accounting standard	—	1	—	1
Other comprehensive (loss) income before reclassifications	(51)	6	11	(34)
Amounts reclassified from AOCI	—	(6)	(8)	(14)
Net current period other comprehensive (loss) income	(51)	—	3	(48)
Balance at December 31, 2018	$(234)	$(14)	$2	$(246)
Other comprehensive (loss) income before reclassifications	(26)	10	5	(11)
Amounts reclassified from AOCI	—	(6)	(6)	(12)
Net current period other comprehensive (loss) income	(26)	4	(1)	(23)
Balance at December 31, 2019	$(260)	$(10)	$1	$(269)

Reclassifications Out of AOCI

The reclassifications out of AOCI for the years ended December 31 are as follows:

	For the year ended December 31, 2019
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$(8)	$(8)
Cost of services	(2)	(3)	—	(5)
Selling, general and administrative expenses	(1)	(3)	—	(4)
Research and development expenses	—	—	—	—
Total before tax	$(3)	$(6)	$(8)	$(17)
Tax expense				5
Total reclassifications, net of tax				$(12)

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

15. RESTRUCTURING PLAN

In the second quarter of 2018, we announced a hardware transformation initiative to streamline our manufacturing operations that helped us reduce our exposure to variable hardware demand as well as increase global utilization rates and optimize our supply chain network. As a part of this initiative, we reduced the number of manufacturing plants and moved the manufacturing operations at those plants to other existing NCR facilities and current third party suppliers.

As a result of the restructuring plan, the Company recorded a total charge of $4 million and $50 million for the years ended December 31, 2019 and December 31, 2018, respectively. The restructuring program was substantially complete as of June 30, 2019.

The following table summarizes the total charges related to the restructuring plan for the year ended December 31, 2019:

In millions	For the year ended December 31, 2019
Severance and other employee related costs	$1
Inventory related charges	7
Gain on sale of property, plant and equipment	(6)
Other exit costs	2
Total charge	$4

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Severance and other employee related costs During the year ended December 31, 2019, the Company recorded $1 million of employee related costs in accordance with ASC 420, Exit or Disposal Cost Obligations. There were no discrete charges in accordance with ASC 712, Employers' Accounting for Postemployment Benefits recorded during the year ended December 31, 2019.

Inventory related charges The Company recorded $7 million of inventory related charges for rationalizing its product portfolio and writing down inventory to be sold to third party suppliers to the lower of cost or net realizable value during the year ended December 31, 2019. These costs were included within cost of products in the Consolidated Statement of Operations.

Gain on sale of property, plant and equipment The Company recorded a $6 million gain on the sale of two plant locations during the year ended December 31, 2019.

Other exit costs The Company recorded $2 million for costs primarily related to moving inventory as well as clean-up costs from the plant locations that were closed during the year ended December 31, 2019. These costs were included within cost of products and selling, general, and administrative expenses in the Consolidated Statement of Operations.

The following table summarizes the total charges related to the restructuring plan for the year ended December 31, 2018:

In millions	For the year ended December 31, 2018
Severance and other employee related costs	$7
Inventory related charges	37
Other exit costs	6
Total charge	$50

Severance and other employee related costs During the year ended December 31, 2018, the Company recorded $2 million of employee related costs in accordance with ASC 712, Employers’ Accounting for Postemployment Benefits, when the severance liability was determined to be probable and reasonably estimable. The Company also recorded $5 million of employee related costs in accordance with ASC 420, Exit or Disposal Cost Obligations. Of the severance and other employee related costs, $5 million was included in cost of products and $2 million was included in selling, general and administrative expenses in the Consolidated Statement of Operations. The Company made $2 million of severance-related payments under ASC 712 in the year ended December 31, 2018. The Company made $3 million in severance-related payments under ASC 420 in the year ended December 31, 2018.

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

The results by segment, as disclosed in Note 4, “Segment Information and Concentrations”, exclude the impact of these costs, which is consistent with the manner by which management assesses the performance and evaluates the results of each segment. The following table summarizes the costs recorded in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Employers’ Accounting for Postemployment Benefits, and the remaining liabilities as of December 31, 2019 and December 31, 2018, which are included in the Consolidated Balance Sheet in other current liabilities.

In millions	2019	2018
Employee Severance and Other Exit Costs
Beginning balance as of January 1	$2	$—
Cost recognized during the period	3	13
Utilization	(5)	(11)
Ending balance as of December 31	$—	$2

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (expense), net are summarized as follows for the years ended December 31:

In millions	2019	2018	2017
Other income (expense), net
Interest income	$5	$5	$3
Foreign currency fluctuations and foreign exchange contracts	(23)	(26)	(26)
Employee benefit plans	(82)	45	(15)
Bank-related fees	(7)	(8)	(8)
Gain on equity liquidations	37	—	—
Other, net	(3)	—	—
Total other income (expense), net	$(73)	$16	$(46)

The components of accounts receivable are summarized as follows:

In millions	December 31, 2019	December 31, 2018
Accounts receivable
Trade	$1,482	$1,364
Other	52	23
Accounts receivable, gross	1,534	1,387
Less: allowance for doubtful accounts	(44)	(31)
Total accounts receivable, net	$1,490	$1,356

The components of inventory are summarized as follows:

In millions	December 31, 2019	December 31, 2018
Inventories
Work in process and raw materials	$204	$237
Finished goods	184	214
Service parts	396	355
Total inventories	$784	$806

The components of property, plant and equipment are summarized as follows:

In millions	December 31, 2019	December 31, 2018
Property, plant and equipment
Land and improvements	$5	$6
Buildings and improvements	274	273
Machinery and other equipment	715	650
Finance lease assets	38	—
Property, plant and equipment, gross	1,032	929
Less: accumulated depreciation	(619)	(570)
Total property, plant and equipment, net	$413	$359

17. GUARANTOR FINANCIAL INFORMATION

The Company's 5.00% Notes and 6.375% Notes are guaranteed by the Company's subsidiary, NCR International, Inc. (Guarantor Subsidiary), which is 100% owned by the Company and has guaranteed fully and unconditionally the obligations to pay principal and interest for these senior unsecured notes. The guarantees are subject to release under certain circumstances as described below:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Refer to Note 7, "Debt Obligations" for additional information.

In connection with the previously completed exchange offers for the 5.00% Notes and 6.375% Notes, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (Rule 3-10), and has therefore included the accompanying Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

The following supplemental information sets forth, on a consolidating basis, the statements of operations and comprehensive income (loss), the balance sheets and the statements of cash flows for the parent issuer of these senior unsecured notes, for the Guarantor Subsidiary and for the Company and all of its consolidated subsidiaries. During the fourth quarter of 2019, we completed an internal reorganization and transfer of certain intangible assets among our wholly-owned subsidiaries. Accordingly, all prior period consolidating guarantor financial information were updated to reflect the reorganization.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2019

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,348	$25	$1,628	$(320)	$2,681
Service revenue	2,208	6	2,020	—	4,234
Total revenue	3,556	31	3,648	(320)	6,915
Cost of products	1,170	3	1,293	(320)	2,146
Cost of services	1,444	4	1,400	—	2,848
Selling, general and administrative expenses	648	1	402	—	1,051
Research and development expenses	88	—	171	—	259
Total operating expenses	3,350	8	3,266	(320)	6,304
Income (loss) from operations	206	23	382	—	611
Interest expense	(188)	—	(14)	5	(197)
Other income (expense), net	(79)	3	8	(5)	(73)
Income (loss) from continuing operations before income taxes	(61)	26	376	—	341
Income tax expense (benefit)	(28)	12	(257)	—	(273)
Income (loss) from continuing operations before earnings in subsidiaries	(33)	14	633	—	614
Equity in earnings of consolidated subsidiaries	634	594	—	(1,228)	—
Income (loss) from continuing operations	601	608	633	(1,228)	614
Income (loss) from discontinued operations, net of tax	(37)	—	(13)	—	(50)
Net income (loss)	$564	$608	$620	$(1,228)	$564
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to NCR	$564	$608	$620	$(1,228)	$564
Total comprehensive income (loss)	541	1,158	595	(1,756)	538
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)
Comprehensive income (loss) attributable to NCR common stockholders	$541	$1,158	$598	$(1,756)	$541

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2018

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,104	$23	$1,440	$(226)	$2,341
Service revenue	2,143	7	1,914	—	4,064
Total revenue	3,247	30	3,354	(226)	6,405
Cost of products	1,027	5	1,182	(226)	1,988
Cost of services	1,451	5	1,286	—	2,742
Selling, general and administrative expenses	578	1	426	—	1,005
Research and development expenses	102	—	150	—	252
Asset impairment charges	210	—	17	—	227
Total operating expenses	3,368	11	3,061	(226)	6,214
Income (loss) from operations	(121)	19	293	—	191
Interest expense	(161)	—	(15)	8	(168)
Other income (expense), net	6	7	11	(8)	16
Income (loss) from continuing operations before income taxes	(276)	26	289	—	39
Income tax expense (benefit)	(55)	71	57	—	73
Income (loss) from continuing operations before earnings in subsidiaries	(221)	(45)	232	—	(34)
Equity in earnings of consolidated subsidiaries	183	225	—	(408)	—
Income (loss) from continuing operations	(38)	180	232	(408)	(34)
Income (loss) from discontinued operations, net of tax	(50)	—	(2)	—	(52)
Net income (loss)	$(88)	$180	$230	$(408)	$(86)
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to NCR	$(88)	$180	$228	$(408)	$(88)
Total comprehensive income (loss)	(136)	127	179	(306)	(136)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$(136)	$127	$179	$(306)	$(136)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$1,349	$71	$1,454	$(295)	$2,579
Service revenue	2,073	7	1,857	—	3,937
Total revenue	3,422	78	3,311	(295)	6,516
Cost of products	1,077	2	1,237	(295)	2,021
Cost of services	1,365	5	1,270	—	2,640
Selling, general and administrative expenses	492	1	430	—	923
Research and development expenses	184	—	57	—	241
Total operating expenses	3,118	8	2,994	(295)	5,825
Income (loss) from operations	304	70	317	—	691
Interest expense	(159)	—	(9)	5	(163)
Other income (expense), net	(76)	3	32	(5)	(46)
Income (loss) from continuing operations before income taxes	69	73	340	—	482
Income tax expense (benefit)	112	108	22	—	242
Income (loss) from continuing operations before earnings in subsidiaries	(43)	(35)	318	—	240
Equity in earnings of consolidated subsidiaries	280	296	—	(576)	—
Income (loss) from continuing operations	237	261	318	(576)	240
Income (loss) from discontinued operations, net of tax	(5)	—	—	—	(5)
Net income (loss)	$232	$261	$318	$(576)	$235
Net income (loss) attributable to noncontrolling interests	—	—	3	—	3
Net income (loss) attributable to NCR	$232	$261	$315	$(576)	$232
Total comprehensive income (loss)	238	346	317	(662)	239
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$238	$346	$316	$(662)	$238

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Balance Sheet
December 31, 2019

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15	$3	$491	$—	$509
Accounts receivable, net	54	1	1,435	—	1,490
Inventories	315	1	468	—	784
Due from affiliates	909	2,217	531	(3,657)	—
Other current assets	122	1	238	—	361
Total current assets	1,415	2,223	3,163	(3,657)	3,144
Property, plant and equipment, net	280	—	133	—	413
Goodwill	2,183	—	649	—	2,832
Intangibles, net	471	—	136	—	607
Operating lease assets	254	—	137	—	391
Prepaid pension cost	—	—	178	—	178
Deferred income taxes	335	2	484	—	821
Investments in subsidiaries	4,118	3,938	—	(8,056)	—
Due from affiliates	16	1	74	(91)	—
Other assets	527	1	73	—	601
Total assets	$9,599	$6,165	$5,027	$(11,804)	$8,987

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$8	$—	$274	$—	$282
Accounts payable	427	—	413	—	840
Payroll and benefits liabilities	188	—	120	—	308
Deferred service revenue and customer deposits	245	1	256	—	502
Due to affiliates	2,730	108	819	(3,657)	—
Other current liabilities	261	1	344	—	606
Total current liabilities	3,859	110	2,226	(3,657)	2,538
Long-term debt	3,199	—	78	—	3,277
Pension and indemnity plan liabilities	586	—	272	—	858
Postretirement and postemployment benefits liabilities	17	3	91	—	111
Income tax accruals	29	—	63	—	92
Due to affiliates	—	74	17	(91)	—
Operating lease liabilities	282	—	87	—	369
Other liabilities	128	—	112	—	240
Total liabilities	8,100	187	2,946	(3,748)	7,485
Redeemable noncontrolling interest	—	—	—	—	—
Series A convertible preferred stock	395	—	—	—	395
Stockholders’ equity
Total NCR stockholders’ equity	1,104	5,978	2,078	(8,056)	1,104
Noncontrolling interests in subsidiaries	—	—	3	—	3
Total stockholders’ equity	1,104	5,978	2,081	(8,056)	1,107
Total liabilities and stockholders’ equity	$9,599	$6,165	$5,027	$(11,804)	$8,987

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Balance Sheet
December 31, 2018

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11	$3	$450	$—	$464
Accounts receivable, net	46	1	1,309	—	1,356
Inventories	291	1	514	—	806
Due from affiliates	706	2,092	457	(3,255)	—
Other current assets	141	43	255	(42)	397
Total current assets	1,195	2,140	2,985	(3,297)	3,023
Property, plant and equipment, net	246	—	113	—	359
Goodwill	2,168	—	524	—	2,692
Intangibles, net	536	—	59	—	595
Prepaid pension cost	—	—	140	—	140
Deferred income taxes	317	—	149	(18)	448
Investments in subsidiaries	3,264	2,900	—	(6,164)	—
Due from affiliates	16	1	35	(52)	—
Other assets	455	2	47	—	504
Total assets	$8,197	$5,043	$4,052	$(9,531)	$7,761

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$85	$—	$100	$—	$185
Accounts payable	398	1	498	—	897
Payroll and benefits liabilities	141	—	97	—	238
Deferred service revenue and customer deposits	225	1	235	—	461
Due to affiliates	2,200	118	937	(3,255)	—
Other current liabilities	205	2	336	(42)	501
Total current liabilities	3,254	122	2,203	(3,297)	2,282
Long-term debt	2,978	—	2	—	2,980
Pension and indemnity plan liabilities	502	—	257	—	759
Postretirement and postemployment benefits liabilities	18	3	97	—	118
Income tax accruals	24	—	67	—	91
Due to affiliates	—	36	16	(52)	—
Other liabilities	167	19	91	(18)	259
Total liabilities	6,943	180	2,733	(3,367)	6,489
Redeemable noncontrolling interest	—	—	14	—	14
Series A Convertible Preferred Stock	859	—	—	—	859
Stockholders’ equity
Total NCR stockholders’ equity	395	4,863	1,301	(6,164)	395
Noncontrolling interests in subsidiaries	—	—	4	—	4
Total stockholders’ equity	395	4,863	1,305	(6,164)	399
Total liabilities and stockholders’ equity	$8,197	$5,043	$4,052	$(9,531)	$7,761

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2019

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$498	$(281)	$412	$(1)	$628
Investing activities
Expenditures for property, plant and equipment	(43)	—	(48)	—	(91)
Additions to capitalized software	(195)	—	(43)	—	(238)
Investments in equity affiliates	—	—	98	(98)	—
Proceeds from (payments of) intercompany notes	352	330	169	(851)	—
Acquisitions	(91)	—	(112)	—	(203)
Proceeds from the sale of PPE	3	—	8	—	11
Net change in funds held for clients	—	—	(15)	—	(15)
Other investing activities, net	9	—	—	—	9
Net cash provided by (used in) investing activities	35	330	57	(949)	(527)
Financing activities
Tax withholding payments on behalf of employees	(29)	—	—	—	(29)
Repurchases of Company common stock	(96)	—	—	—	(96)
Short term borrowings, net	—	—	—	—	—
Borrowings on term facility	1,000	—	—	—	1,000
Payments of term credit facilities	(761)	—	—	—	(761)
Repayment of senior unsecured notes	(900)	—	—	—	(900)
Borrowing on term credit facilities	750	—	—	—	750
Redemption of preferred shares	(302)	—	—	—	(302)
Proceeds from employee stock plans	16	—	—	—	16
Debt issuance costs	(32)	—	—	—	(32)
Other financing activities	(5)	—	(3)	—	(8)
Payments on revolving credit facilities	(2,830)	—	(386)	—	(3,216)
Borrowings on revolving credit facilities	2,900	—	635	—	3,535
Net increase (decrease) in client funds obligations	—	—	15	—	15
Purchase of non-controlling interest	—	—	(3)	—	(3)
Equity contribution	(84)	(14)	—	98	—
Dividends distribution to consolidated subsidiaries	—	—	(1)	1	—
Borrowings (repayments) of intercompany notes	(135)	(35)	(681)	851	—
Net cash provided by (used in) financing activities	(508)	(49)	(424)	950	(31)
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(22)	—	(2)	—	(24)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(6)	$—	(6)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Increase (decrease) in cash, cash equivalents and restricted cash	3	—	37	—	40
Cash, cash equivalents and restricted cash at beginning of period	12	3	461	—	476
Cash, cash equivalents and restricted cash at end of period	$15	$3	$498	$—	$516

In millions	December 31, 2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$15	$3	$491	$—	$509
Restricted cash included in Other assets	—	—	7	—	7
Total cash, cash equivalents and restricted cash	$15	$3	$498	$—	$516

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2018

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$359	$(144)	$375	$(18)	$572
Investing activities
Expenditures for property, plant and equipment	(109)	—	(34)	—	(143)
Additions to capitalized software	(144)	—	(26)	—	(170)
Proceeds from (payments of) intercompany notes	228	135	—	(363)	—
Acquisitions	(206)	—	—	—	(206)
Proceeds from the sale of PPE	1	—	2	—	3
Investments in equity affiliates	(14)	10	—	4	—
Other investing activities, net	(4)	—	—	—	(4)
Net cash provided by (used in) investing activities	(248)	145	(58)	(359)	(520)
Financing activities
Short term borrowings, net	(1)	—	—	—	(1)
Payments on term credit facilities	(51)	—	—	—	(51)
Payments on revolving credit facilities	(1,755)	—	(478)	—	(2,233)
Borrowings on revolving credit facilities	1,875	—	578	—	2,453
Tax withholding payments on behalf of employees	(36)	—	—	—	(36)
Proceeds from employee stock plans	20	—	—	—	20
Other financing activities	—	—	—	—	—
Dividend distribution to consolidated subsidiaries	—	—	(18)	18	—
Repurchases of Company common stock	(210)	—	—	—	(210)
Equity contribution	(10)	—	14	(4)	—
Borrowings (repayments) of intercompany notes	—	—	(363)	363	—
Net cash provided by (used in) financing activities	(168)	—	(267)	377	(58)
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(36)	—	—	—	(36)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—	(24)	—	(25)
Increase (decrease) in cash, cash equivalents and restricted cash	(94)	1	26	—	(67)
Cash, cash equivalents and restricted cash at beginning of period	106	2	435	—	543
Cash, cash equivalents and restricted cash at end of period	$12	$3	$461	$—	$476

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	December 31, 2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$11	$3	$450	$—	$464
Restricted cash included in Other assets	1	—	11	—	12
Total cash, cash equivalents and restricted cash	$12	$3	$461	$—	$476

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Consolidating Statement of Cash Flows
For the year ended December 31, 2017

(in millions)	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$447	$(168)	$483	$(10)	$752
Investing activities
Expenditures for property, plant and equipment	(87)	—	(41)	—	(128)
Additions to capitalized software	(133)	—	(33)	—	(166)
Proceeds from (payments of) intercompany notes	230	180	2	(412)	—
Acquisitions	(8)	—	—	—	(8)
Proceeds from the sale of PPE	—	—	6	—	6
Investments in equity affiliates	13	—	—	(13)	—
Other investing activities, net	2	—	4	—	6
Net cash provided by (used in) investing activities	17	180	(62)	(425)	(290)
Financing activities
Short term borrowings, net	(5)	—	1	—	(4)
Payments on revolving credit facilities	(56)	—	(5)	—	(61)
Payments on revolving credit facilities	(1,700)	—	(240)	—	(1,940)
Borrowings on revolving credit facilities	1,700	—	240	—	1,940
Tax withholding payments on behalf of employees	(31)	—	—	—	(31)
Proceeds from employee stock plans	15	—	—	—	15
Dividend distribution to consolidated subsidiaries	—	—	(10)	10	—
Other financing activities	(1)	—	(2)	—	(3)
Equity contribution	—	(10)	(3)	13	—
Borrowings (repayments) of intercompany notes	—	(2)	(410)	412	—
Repurchases of Company common stock	(350)	—	—	—	(350)
Net cash provided by (used in) financing activities	(428)	(12)	(429)	435	(434)
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	(8)	—	—	—	(8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—	15	—	16
Increase (decrease) in cash, cash equivalents and restricted cash	29	—	7	—	36
Cash, cash equivalents and restricted cash at beginning of period	77	2	428	—	507
Cash, cash equivalents and restricted cash at end of period	$106	$2	$435	$—	$543

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	December 31, 2017
Reconciliation of cash, cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$106	$2	$429	$—	$537
Restricted cash included in Other assets	—	—	6	—	6
Total cash, cash equivalents and restricted cash	$106	$2	$435	$—	$543

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

18. QUARTERLY INFORMATION (UNAUDITED)

In millions, except per share amounts	First	Second	Third	Fourth
2019
Total revenue	$1,536	$1,710	$1,783	$1,886
Gross margin	411	471	507	532
Income from operations	100	157	172	182
Income from continuing operations (attributable to NCR)	37	88	105	384
Income (loss) from discontinued operations, net of tax	—	—	(15)	(35)
Net (loss) income attributable to NCR common stockholders	24	76	11	343
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.20	$0.63	$0.21	$2.96
Diluted	$0.20	$0.58	$0.21	$2.67
Net (loss) income per common share
Basic	$0.20	$0.63	$0.09	$2.69
Diluted	$0.20	$0.58	$0.09	$2.43

2018
Total revenue	$1,517	$1,537	$1,550	$1,801
Gross margin	420	403	410	442
Income (loss) from operations	109	(106)	125	63
Income (loss) from continuing operations (attributable to NCR)	55	(143)	85	(33)
(Loss) from discontinued operations, net of tax	(35)	(2)	(1)	(14)
Net income (loss) attributable to NCR common stockholders	8	(157)	72	(60)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.36	$(1.31)	$0.62	$(0.39)
Diluted	$0.35	$(1.31)	$0.57	$(0.39)
Net income (loss) per common share
Basic	$0.07	$(1.33)	$0.61	$(0.51)
Diluted	$0.06	$(1.33)	$0.56	$(0.51)

Operating income for the quarter ended December 31, 2019 was impacted by actuarial losses related to the remeasurement of our pension plan assets and liabilities. The actuarial losses included in pension expense recognized in the quarter ended December 31, 2019 decreased net income attributable to NCR by $66 million, basic earnings per share from continuing operations by $0.52, and diluted earnings per share from continuing operations by $0.46.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we determined that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 as stated in their report which appears in Item 8 of this Report.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees of the Board” in the Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2019 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

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

The information required by this Item 11 will be set forth under the headings “Executive Compensation - Compensation Discussion & Analysis,” “Compensation and Human Resource Committee,” and “Board Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2019 year, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “NCR Stock Ownership” and “Equity Compensation Plan Information” in the Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2019 year, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2019 year, and is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2019 year, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements: The following is an index of the consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm filed as part of this Form 10-K:

(2) Financial Statement Schedule: Financial Statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018, and 2017 is included in this Form 10-K on page 131. All other schedules are not required under the related instructions or are not applicable.

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

3.1
Articles of Amendment and Restatement of NCR Corporation (Exhibit 3.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (the "Second Quarter 2019 Quarterly Report")).

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

4.3
Indenture, dated December 19, 2013, between NCR Escrow Corp. and U.S. Bank National Association relating to the $700 million aggregate principal amount of 6.375% senior notes due 2023 (the “6.375% Notes”) (Exhibit 4.2 to the Current Report on Form 8-K of NCR Corporation dated December 19, 2013).

4.3.1
First Supplemental Indenture relating to the 6.375% Notes, dated January 10, 2014, among NCR Corporation, NCR International, Inc. and U.S. Bank National Association, as trustee (Exhibit 4.2 to the Current Report on Form 8-K of NCR Corporation dated January 10, 2014).

4.4
Indenture, dated as of August 21, 2019, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1 to the Current Report on Form 8-K of NCR Corporation dated August 21, 2019 (the "August 21, 2019 Form 8-K")).

4.5	Indenture, dated as of August 21, 2019, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.3 to the August 21, 2019 Form 8-K).

4.6	Description of NCR Corporation Securities Registered Under Section 12 of the Exchange Act.

10.1
NCR Corporation 2011 Amended and Restated Stock Incentive Plan (formerly the NCR 2006 Stock Incentive Plan, as amended and restated effective as of December 31, 2008) (the “2011 Stock Incentive Plan”) (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.1.1	Form of 2010 Stock Option Agreement under the 2011 Stock Incentive Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2010). *

10.1.2	Form of 2011 Stock Option Agreement under the 2011 Stock Incentive Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). *

10.2
NCR Director Compensation Program effective April 21, 2009 (the “2009 NCR Director Compensation Program”)
(Exhibit 10.7 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter 2009 Form 10-Q”)). *

10.2.1	2009 Director Restricted Stock Unit Grant Statement under the 2009 NCR Director Compensation Program (Exhibit 10.9 to the First Quarter 2009 Form 10-Q). *

10.3
Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008 (Exhibit 10.24.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Annual Report")). *

10.3.1	First Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.6 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011). *

10.3.2	Second Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.11.2 to the 2017 Annual Report). *

10.4	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated July 27, 2005). *

10.4.1	Letter Agreement, dated July 26, 2006, with William Nuti (Exhibit 10.4 to the Current Report on Form 8-K of NCR Corporation dated July 25, 2006). *

10.4.2	Second Amendment, effective as of December 12, 2008, to Letter Agreement with William Nuti dated July 29, 2005, as amended July 26, 2006 (Exhibit 10.30.2 to the 2008 Annual Report). *

10.4.3
Letter Agreement, dated March 11, 2015, between NCR Corporation and William Nuti (Exhibit 10.5 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “First Quarter 2015 Quarterly Report”)). *

10.5
NCR Director Compensation Program Effective April 27, 2010 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Second Quarter 2010 Quarterly Report”)). *

10.5.1	Form of 2010 Director Option Grant Statement (Exhibit 10.2 to the Second Quarter 2010 Quarterly Report). *

10.5.2	Form of 2010 Director Restricted Stock Unit Grant Statement (Exhibit 10.3 to the Second Quarter 2010 Quarterly Report). *

10.6	NCR Corporation 2011 Economic Profit Plan (Exhibit 10.3 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.6.1	First Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.29.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2011). *

10.6.2	Second Amendment to NCR Corporation 2011 Economic Profit Plan, dated January 25, 2012 (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012). *

10.6.3	Third Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated October 1, 2013). *

10.6.4	Fourth Amendment to NCR Corporation 2011 Economic Profit Plan (Exhibit 10.18.4 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”)). *

10.6.5
Amended and Restated NCR Corporation Economic Profit Plan (Exhibit 10.2 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Second Quarter 2015 Quarterly Report")). *

10.7
NCR Corporation 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2013 Annual Meeting of Stockholders). *

10.7.1
Form of Vision 2020 Award (for Awardees Other than the Chief Executive Officer): 2016 Price-Contingent Restricted Stock Unit Agreement - $40 Price Target - under the 2013 Stock Incentive Plan (Exhibit 10.6 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2016). *

10.8	Agreement between NCR and the Trustees of the NCR Pension Plan (UK), dated November 14, 2013 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 14, 2013).

10.9
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

10.9.1
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

10.9.2
Second Amendment to the Receivables Financing Agreement, dated as of September 29, 2017, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and Victory Receivables Corporation, as lenders (Exhibit 10.19.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2018).

10.9.3
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

10.9.4
Fourth Amendment to Receivables Financing Agreement, dated as of November 15, 2018, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo Mitsubishi UFJ, Ltd., New York Branch) and Victory Receivables Corporation, as lenders (Exhibit 10.2 to the Second Quarter 2019 Quarterly Report).

10.9.5
Fifth Amendment to Receivables Financing Agreement, dated as of November 21, 2019, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo Mitsubishi UFJ, Ltd., New York Branch) and Victory Receivables Corporation, as lenders (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 21, 2019).

10.10
Purchase and Sale Agreement, dated as of November 21, 2014, among NCR Receivables LLC, as buyer, and NCR Corporation and the other originator parties from time to time party thereto (Exhibit 10.2 to the November 21, 2014 Form 8-K).

10.11	Amended and Restated NCR Executive Severance Plan (Exhibit 10.1 to the Second Quarter 2015 Quarterly Report). *

10.11.1	First Amendment to the Amended and Restated NCR Executive Severance Plan (Exhibit 10.21.1 to the 2017 Annual Report). *

10.12	NCR Director Compensation Program effective April 23, 2013, as amended effective February 24, 2014 (the “2013 NCR Director Compensation Program”) (Exhibit 10.42 to the 2014 Annual Report). *

10.12.1	2014 Director Restricted Stock Unit Grant Statement under the 2013 NCR Director Compensation Program (Exhibit 10.42.1 to the 2014 Annual Report). *

10.12.2	2015 Director Restricted Stock Unit Grant Statement under the 2013 NCR Director Compensation Program (Exhibit 10.3 to the Second Quarter 2015 Quarterly Report). *

10.12.3
2016 Director Restricted Stock Unit Grant Statement under the 2013 NCR Director Compensation Program (Exhibit 10.2 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2016 (the “Second Quarter 2016 Quarterly Report”)). *

10.13
NCR Employee Stock Purchase Plan, as amended and restated effective January 1, 2017 (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2016 Annual Meeting of Stockholders). *

10.14
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

10.14.1
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

10.14.2
Annex A to Credit Agreement dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, among NCR Corporation, the Foreign Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (Exhibit 10.1 to the Second Quarter 2016 Quarterly Report).

10.14.3
Reaffirmation Agreement, dated as of August 28, 2019, among NCR Corporation, NCR International, Inc., the foreign subsidiaries of NCR Corporation party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 4.2 to the August 29, 2019 Form 8-K).

10.15
Second Amended and Restated NCR Management Incentive Plan (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”). *

10.16	NCR Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) (Appendix B to the 2017 Proxy Statement). *

10.16.1
Form of 2017 Performance-Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.3 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2017 (the "First Quarter 2017 Quarterly Report)). *

10.16.2	Form of 2017 Performance-Vesting Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2017 Quarterly Report). *

10.16.3
Form of 2017 Director Restricted Stock Unit Grant Statement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2017 (the “Second Quarter 2017 Quarterly Report”)). *

10.16.4
Form of 2018 Director Restricted Stock Unit Grant Statement under the 2017 Stock Incentive Plan (Exhibit 10.3 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2018 (the "Second Quarter 2018 Quarterly Report")). *

10.16.5
Form of 2018 Stock Option Award Agreement under the NCR Corporation 2017 Stock Incentive Plan (the "2017 Stock Incentive Plan") (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2018). *

10.16.6
Form of 2018 Time-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.2 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2018). *

10.16.7
Form of 2018 Performance-Vesting Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.3 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2018). *

10.16.8
Form of 2018 Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.4 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2018). *

10.16.9	Form of 2019 Director Restricted Stock Unit Grant Statement under the NCR Corporation 2017 Stock Incentive Plan (Exhibit 10.1 to the Second Quarter 2019 Quarterly Report). *

10.16.10
Form of 2019 Stock Option Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2019 (the “First Quarter 2019 Quarterly Report”)). *

10.16.11	Form of 2019 Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2019 Quarterly Report). *

10.17	NCR Director Compensation Program effective May 1, 2017 (Exhibit 10.1 to the Second Quarter 2017 Quarterly Report). *

10.18	Master Manufacturing Agreement, dated April 23, 2018, by and between Jabil Inc. and NCR Corporation (Exhibit 10.1 to the Second Quarter 2018 Quarterly Report).

10.19	Master Hardware Supply Agreement, dated June 28, 2018, between Universal Global Scientific Industrial Co., Ltd. and NCR Corporation (Exhibit 10.2 to the Second Quarter 2018 Quarterly Report).

10.20	Employment Agreement, dated April 27, 2018, between Michael Hayford and NCR Corporation (Exhibit 10.4 to the Second Quarter 2018 Quarterly Report). *

10.21	Employment Agreement, dated April 27, 2018, between Frank Martire and NCR Corporation (Exhibit 10.5 to the Second Quarter 2018 Quarterly Report). *

10.22	Letter Agreement, dated April 30, 2018 between William R. Nuti and NCR Corporation (Exhibit 10.6 to the Second Quarter 2018 Quarterly Report). *

10.23	Letter Agreement, dated May 2, 2018, between Paul E. Langenbahn and NCR Corporation (Exhibit 10.7 to the Second Quarter 2018 Quarterly Report). *

10.24	Letter Agreement, dated March 19, 2018, between Mark D. Benjamin and NCR Corporation (Exhibit 10.8 to the Second Quarter 2018 Quarterly Report). *

10.25
Employment Agreement, dated July 18, 2018, between Owen Sullivan and NCR Corporation (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2018 (the "Third Quarter 2018 Quarterly Report")). *

10.26	Amendment, effective as of July 26, 2018, to Employment Agreement, dated May 2, 2018, between Paul Langenbahn and NCR Corporation (Exhibit 10.2 to the Third Quarter 2018 Quarterly Report). *

10.27	Employment Agreement, dated August 27, 2018, between Andre J. Fernandez and NCR Corporation (Exhibit 10.3 to the Third Quarter 2018 Quarterly Report). *

10.28	Retirement Agreement, dated March 11, 2019, between Robert P. Fishman and NCR Corporation (Exhibit 10.4 to the First Quarter 2019 Quarterly Report). *

10.29
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

101
The following materials from NCR Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statements of operations for the fiscal years ended December 31, 2019, 2018 and 2017; (ii) consolidated statements of comprehensive income for the fiscal years ended December 31, 2019, 2018 and 2017; (iii) consolidated balance sheets as of December 31, 2019 and 2018; (iv) consolidated statements of cash flows for the fiscal year ended December 31, 2019, 2018 and 2017; (v) consolidated statements of changes in stockholders’ equity for fiscal years ended December 31, 2019, 2018 and 2017; and (vi) the notes to the consolidated financial statements.

104	Cover Page Interactive Data File, formatted in inline XBRL and contained in Exhibit 101.

* Management contracts or compensatory plans/arrangements.

Item 16.	FORM 10-K SUMMARY

None.
NCR Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2019
Allowance for doubtful accounts	$31	$24	$—	$11	$44
Deferred tax asset valuation allowance	$485	$23	$—	$156	$352

Year Ended December 31, 2018
Allowance for doubtful accounts	$37	$14	$—	$20	$31
Deferred tax asset valuation allowance	$415	$100	$—	$30	$485

Year Ended December 31, 2017
Allowance for doubtful accounts	$41	$10	$—	$14	$37
Deferred tax asset valuation allowance	$445	$—	$—	$30	$415

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	February 28, 2020	By:	/s/ Andre J. Fernandez
Andre J. Fernandez Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ Frank R. Martire	Executive Chairman
Frank R. Martire

	/s/ Michael D. Hayford	President and Chief Executive Officer, and Director
	Michael D. Hayford	(Principal Executive Officer)

	/s/ Andre J. Fernandez	Executive Vice President and Chief Financial Officer
	Andre J. Fernandez	(Principal Financial Officer)

	/s/ Beth A. Potter	Chief Accounting Officer
	Beth A. Potter	(Principal Accounting Officer)

Director
Gregory R. Blank

	/s/ Katie L Burke	Director
Katie L. Burke

	/s/ Chinh E. Chu	Director
Chinh E. Chu

	/s/ Richard L. Clemmer	Director
Richard L. Clemmer

	/s/ Robert P. DeRodes	Director
Robert P. DeRodes

	/s/ Deborah A. Farrington	Director
Deborah A. Farrington

	/s/ Georgette D. Kiser	Director
Georgette D. Kiser

	/s/ Kurt P. Kuehn	Director
Kurt P. Kuehn

	/s/ Kirk T. Larsen	Director
Kirk T. Larsen

	/s/ Linda Fayne Levinson	Director
Linda Fayne Levinson

	/s/ Matthew A. Thompson	Director
Matthew A. Thompson

Date:	February 28, 2020