Form 10-Q
period 2020-03-31
NCR CORP
filed 2020-05-01
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
Commission File Number 001-00395
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NCR	New York Stock Exchange
As of April 17, 2020, there were approximately 127.8 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2020	2019
Product revenue	$474	$539
Service revenue	1,029	997
Total revenue	1,503	1,536
Cost of products	391	453
Cost of services	715	672
Selling, general and administrative expenses	255	252
Research and development expenses	65	59
Total operating expenses	1,426	1,436
Income (loss) from operations	77	100
Interest expense	(50)	(45)
Other expense, net	(2)	(8)
Income (loss) from continuing operations before income taxes	25	47
Income tax expense (benefit)	1	9
Income (loss) from continuing operations	24	38
Loss from discontinued operations, net of tax	—	—
Net income (loss)	24	38
Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to NCR	$23	$37
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$23	$37
Dividends on convertible preferred stock	(6)	(13)
Income (loss) from continuing operations attributable to NCR common stockholders	17	24
Loss from discontinued operations, net of tax	—	—
Net income (loss) attributable to NCR common stockholders	$17	$24
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.13	$0.20
Diluted	$0.13	$0.20
Net income (loss) per common share
Basic	$0.13	$0.20
Diluted	$0.13	$0.20
Weighted average common shares outstanding
Basic	128.0	119.3
Diluted	130.5	122.2
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2020	2019
Net income (loss)	$24	$38
Other comprehensive (loss) income:
Currency translation adjustments
Currency translation gains (losses)	(61)	19
Derivatives
Unrealized gains on derivatives	3	1
Gains on derivatives recognized during the period	(1)	(1)
Less income tax provision	(1)	—
Employee benefit plans
Amortization of prior service benefit	(1)	(2)
Amortization of actuarial losses (gains)	(1)	(1)
Less income tax benefit	1	—
Other comprehensive income (loss)	(61)	16
Total comprehensive income (loss)	(37)	54
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	1	1
Currency translation losses	(1)	—
Amounts attributable to noncontrolling interests	—	1
Comprehensive income (loss) attributable to NCR	$(37)	$53
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,214	$509
Accounts receivable, net	1,353	1,490
Inventories	747	784
Other current assets	463	361
Total current assets	3,777	3,144
Property, plant and equipment, net	399	413
Goodwill	2,821	2,832
Intangibles, net	580	607
Operating lease assets	362	391
Prepaid pension cost	176	178
Deferred income taxes	808	821
Other assets	632	601
Total assets	$9,555	$8,987
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$304	$282
Accounts payable	790	840
Payroll and benefits liabilities	186	308
Contract liabilities	616	502
Other current liabilities	510	606
Total current liabilities	2,406	2,538
Long-term debt	4,081	3,277
Pension and indemnity plan liabilities	855	858
Postretirement and postemployment benefits liabilities	112	111
Income tax accruals	89	92
Operating lease liabilities	346	369
Other liabilities	244	240
Total liabilities	8,133	7,485
Commitments and Contingencies (Note 8)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.4 and 0.4 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively; redemption amount and liquidation preference of $399 as of March 31, 2020 and December 31, 2019, respectively	395	395
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 127.3 and 127.7 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Paid-in capital	275	312
Retained earnings	1,077	1,060
Accumulated other comprehensive loss	(329)	(269)
Total NCR stockholders’ equity	1,024	1,104
Noncontrolling interests in subsidiaries	3	3
Total stockholders’ equity	1,027	1,107
Total liabilities and stockholders’ equity	$9,555	$8,987
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2020	2019
Operating activities
Net income (loss)	$24	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	—
Depreciation and amortization	87	81
Stock-based compensation expense	25	23
Deferred income taxes	5	(5)
Impairment of other assets	1	—
Gain on sale of property, plant and equipment	(2)	—
Changes in assets and liabilities:
Receivables	137	21
Inventories	(48)	(68)
Current payables and accrued expenses	(183)	(192)
Contract liabilities	108	100
Employee benefit plans	(3)	(4)
Other assets and liabilities	(90)	(10)
Net cash provided by (used in) operating activities	61	(16)
Investing activities
Expenditures for property, plant and equipment	(10)	(22)
Proceeds from sale of property, plant and equipment	7	—
Additions to capitalized software	(69)	(43)
Business acquisitions, net	(26)	(6)
Other investing activities, net	—	3
Net cash used in investing activities	(98)	(68)
Financing activities
Short term borrowings, net	3	7
Payments on term credit facilities	(2)	(17)
Payments on revolving credit facilities	(573)	(375)
Borrowings on revolving credit facilities	1,397	430
Debt issuance costs	(1)	—
Series A Preferred Stock Dividends	(6)	—
Repurchases of Common Stock	(41)	—
Proceeds from employee stock plans	3	4
Tax withholding payments on behalf of employees	(24)	(13)
Net change in client funds obligations	12	17
Other financing activities	(3)	—
Net cash provided by financing activities	765	53
Cash flows from discontinued operations
Net cash provided by (used in) operating activities	3	(6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	1
Increase (decrease) in cash, cash equivalents, and restricted cash	717	(36)
Cash, cash equivalents and restricted cash at beginning of period	548	522
Cash, cash equivalents and restricted cash at end of period	$1,265	$486

In millions	March 31
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows
Cash and cash equivalents	$1,214	$414
Restricted cash and restricted cash equivalents including funds held for clients included in other assets	51	72
Total cash, cash equivalents and restricted cash	$1,265	$486
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2019	127	$1	$312	$1,060	$(269)	$3	$1,107
Comprehensive income:
Net income	—	—	—	23	—	1	24
Other comprehensive income (loss)	—	—	—	—	(60)	(1)	(61)
Total comprehensive income (loss)	—	—	—	23	(60)	—	(37)
Employee stock purchase and stock compensation plans	2	—	4	—	—	—	4
Series A convertible preferred stock dividends	—	—	—	(6)	—	—	(6)
Repurchase of Company common stock	(2)	—	(41)	—	—	—	(41)
March 31, 2020	127	$1	$275	$1,077	$(329)	$3	$1,027
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
Notes to Condensed Consolidated Financial Statements (Unaudited)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2019 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2019.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. Actual results could differ from those estimates.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Except as described within Note 17, Subsequent Events, no matters were identified that required adjustment of the Condensed Consolidated Financial Statements or additional disclosure.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Contract Assets and Liabilities The following table presents the net contract asset and contract liability balances as of March 31, 2020 and December 31, 2019.

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2020	December 31, 2019
Current portion of contract assets	Other current assets	$9	$9
Current portion of contract liabilities	Contract liabilities	$616	$502
Non-current portion of contract liabilities	Other liabilities	$75	$81

During the three months ended March 31, 2020, the Company recognized $198 million in revenue that was included in contract liabilities as of December 31, 2019.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.0 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made two elections that affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for Software as a Service (SaaS) contracts where variable consideration is directly allocated based on usage or when the original expected length is one year or less.

Recent Accounting Pronouncements

Issued

In December 2019, the Financial Accounting Standards Board ("FASB") issued an accounting standards update with new guidance which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This accounting standards update also adds guidance to reduce complexity in certain areas,

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

including recognizing measures for the accounting for income taxes. This accounting standards update is effective for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact that adopting this guidance will have on our consolidated financial statements.

Adopted

In June 2016, the FASB issued an accounting standards update with new guidance on accounting for credit losses on financial instruments. The new guidance includes an impairment model for estimating credit losses that is based on expected losses, rather than incurred losses. This accounting standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows or financial condition.

In August 2018, the Financial Accounting Standards Board (FASB) issued an accounting standards update with new guidance on fair value measurement disclosure requirements that requires the disclosure of additions to and transfers into and out of Level 3 of the fair value hierarchy. This accounting standards update also requires disclosure about the uncertainty in measurement as of the reporting date. The new standard became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The adoption of this accounting standards update did not have a material impact on our financial statement disclosures.

In August 2018, the FASB issued an accounting standards update related to accounting for implementation costs incurred in a cloud computing arrangement that is also a service contract. If a cloud computing arrangement also includes an internal-use software, an intangible asset is recognized, and a liability is recognized for any payments related to the software license. However, if a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract and any fees associated with the service are expensed as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows or financial condition.

2. SEGMENT INFORMATION AND CONCENTRATIONS

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

•
Retail - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. The solutions offered serve the following customer markets in the retail industry: food, drug and mass merchandisers; department and specialty retailers; convenience and fuel retailers, and small and medium retailers. These solutions primarily include retail-oriented technologies, such as point of sale terminals and point of sale software; a retail software platform with a comprehensive suite of retail software applications; innovative self-service kiosks, such as self-checkout; as well as bar-code scanners. We also offer installation, maintenance, managed and professional services as well as payment processing solutions.

•
Hospitality - We offer solutions to customers in the hospitality industry, serving businesses in the following markets: quick service restaurants, table service restaurants, small and medium restaurants and travel and entertainment venues. Our solutions include point of sale hardware and software solutions, installation, maintenance, managed and professional services as well as payment processing solutions.

•
Other - This category includes telecommunications and technology solutions where we offer maintenance as well as managed and professional services for third-party hardware provided to select manufacturers who value and leverage our global service capability.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenue and segment operating income. Assets are not allocated to segments, and thus are not included in the assessment of segment performance. Consequently, we do not disclose total assets by reportable segment.
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

The following table presents revenue and operating income by segment:

In millions	Three months ended March 31
	2020	2019
Revenue by segment
Banking	$763	$758
Retail	472	511
Hospitality	169	193
Other	99	74
Consolidated revenue	$1,503	$1,536
Operating income by segment
Banking	$103	$95
Retail	5	26
Hospitality	(9)	16
Other	5	10
Subtotal - segment operating income	104	147
Other adjustments (1)	27	47
Income from operations	$77	$100

(1)	The following table presents the other adjustments for NCR:

In millions	Three months ended March 31
	2020	2019
Transformation and restructuring costs	$5	$26
Acquisition-related amortization of intangible assets	22	21
Total other adjustments	$27	$47

The following table presents revenue by geography for NCR:

In millions	Three months ended March 31
	2020	2019
Americas	$892	$920
Europe, Middle East and Africa (EMEA)	403	419
Asia Pacific (APJ)	208	197
Total revenue	$1,503	$1,536

The following tables present revenue from products and services for NCR:

In millions	Three months ended March 31
	2020	2019
Product revenue	$474	$539
Professional services and installation services revenue	227	238
Recurring revenue, including maintenance, cloud revenue and payments	802	759
Total revenue	$1,503	$1,536

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended March 31
	2020	2019
Software	$474	$467
Services	636	585
Hardware	393	484
Total revenue	$1,503	$1,536

3. GOODWILL AND LONG-LIVED ASSETS

Hospitality Goodwill Assessment In addition to our annual goodwill impairment test performed in the fourth quarter, we perform interim impairment tests for long-lived and intangible assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of the asset (group) may not be recoverable.

Late in the quarter ended March 31, 2020, there was significant market volatility driven by the novel coronavirus (COVID-19) pandemic which drove uncertainty around our full year revenue and operating income expectations. As a result, we withdrew our full year outlook for 2020 on March 31, 2020, which was previously provided during our fourth quarter 2019 earnings conference call on February 11, 2020. Given the rapidly changing environment, we considered if there was an indication the carrying value of net assets were in excess of the fair value for each of our reporting units. This consideration included the expected impacts to the current year cash flows, the potential impacts to future cash flows as well as the excess of the fair value over the carrying value from the prior year annual assessment. As a result, we determined there was an indication that the carrying value of the net assets assigned to the Hospitality reporting unit may not be recoverable.

The fair value of the Hospitality reporting unit was estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including revenue growth, operating income margin and discount rate. The market approach is performed using the Guideline Public Companies (GPC) method which is based on earnings multiple data of peer companies.

For the Hospitality reporting unit, the Company expects the COVID-19 pandemic to have a significant impact to our customers in the table service market, travel and entertainment market and small and medium business market in the near term. The Company expects the long term growth strategy to remain intact with previous growth expectations returning in 2021. Based on these assumptions, the Company determined the fair value of the Hospitality segment continues to be greater than the carrying value and therefore, no impairment existed as of March 31, 2020. However, if the actual results or the anticipated timing of the recovery from the COVID-19 pandemic differ from our expectations for the Hospitality, or any, reporting unit, there is a possibility we would have to perform another interim impairment test in 2020, which could lead to an impairment of goodwill or other assets.

Goodwill by Segment The carrying amounts of goodwill by segment as of March 31, 2020 and December 31, 2019 are included in the table below. Foreign currency fluctuations are included within other adjustments.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	December 31, 2019						March 31, 2020
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,774	$(101)	$1,673	$—	$—	$(3)	$1,771	$(101)	$1,670
Retail	638	(34)	604	—	—	(9)	629	(34)	595
Hospitality	402	(23)	379	3	—	(2)	403	(23)	380
Other	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$3,001	$(169)	$2,832	$3	$—	$(14)	$2,990	$(169)	$2,821

Identifiable Intangible Assets NCR's purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	March 31, 2020		December 31, 2019
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$735	$(284)	$735	$(270)
Intellectual property	2 - 8	524	(403)	529	(397)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	78	(70)	78	(68)
Total identifiable intangible assets		$1,426	$(846)	$1,431	$(824)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended March 31, 2020	Remainder of 2020 (estimated)
Amortization expense	$22	$60

	For the years ended December 31 (estimated)
In millions	2021	2022	2023	2024	2025
Amortization expense	$73	$68	$66	$59	$51

4. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	March 31, 2020		December 31, 2019
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$7	4.30%	$8	4.30%
Trade Receivables Securitization Facility	293	2.65%	270	2.65%
Other (1)	4	4.25%	4	2.82%
Total short-term borrowings	$304		$282
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$739	4.30%	$740	4.30%
Revolving credit facility (1)	1,070	3.77%	265	3.76%
Senior notes:
5.00% Senior Notes due 2022	600		600
6.375% Senior Notes due 2023	700		700
5.750% Senior Notes due 2027	500		500
6.125% Senior Notes due 2029	500		500
Deferred financing fees	(31)		(32)
Other (1)	3	—%	4	0.05%
Total long-term debt	$4,081		$3,277

(1)	Interest rates are weighted-average interest rates as of March 31, 2020 and December 31, 2019.

Senior Secured Credit Facility On August 28, 2019, the Company entered into an amended and restated senior secured credit facility with and among certain subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, refinancing its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). The Senior Secured Credit Facility consists of a term loan facility with an aggregate principal commitment of $750 million, of which $746 million was outstanding as of March 31, 2020. Additionally, the Senior Secured Credit Facility provides for a five-year revolving credit facility with an aggregate principal amount of $1.1 billion, of which $1.07 billion was outstanding as of March 31, 2020. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of March 31, 2020, there were $28 million of letters of credit outstanding.

Up to $400 million of the revolving credit facility is available to the Foreign Borrowers. Term loans were made to the Company in U.S. Dollars, and loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments of approximately 0.25% of the aggregate principal amount that began with the fiscal quarter ending December 31, 2019, with the balance being due at maturity on August 28, 2026. Borrowings under the revolving portion of the credit facility are due August 28, 2024. Revolving loans outstanding under the Senior Secured Credit Facility denominated in U.S. Dollars bear interest at the Company's option at (a) London Inter-bank Offered Rate ("LIBOR"), plus a margin ranging from 1.25% to 2.25% or (b) a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the rate of interest last quoted by the Wall Street Journal as the “prime rate” and (iii) the one-month LIBOR rate plus 1.00% (the Base Rate), plus, a margin ranging from 0.25% to 1.25%, in each case, depending on the Company’s consolidated leverage ratio. Revolving loans denominated in Euro bear interest at the EURIBOR, plus a margin ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility. Term loans outstanding under the Senior Secured Credit Facility bear interest, at NCR's option, at LIBOR plus 2.50% per annum or the Base Rate plus a 1.50% margin per annum. In the event that LIBOR is no longer available or in certain other circumstances as described in the Senior Secured Credit Facility, the Senior Secured Credit Facility provides a mechanism for determining an alternative rate of interest. There is no assurance that any such alternative, successor or replacement reference rate will be similar to, or produce the same value or economic equivalence of, LIBOR.

The obligations of the Company and Foreign Borrowers under the Senior Secured Credit Facility are guaranteed by certain of the Company's wholly-owned domestic subsidiaries. The Senior Secured Credit Facility and these guarantees are secured by a first

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

priority lien and security interest in certain equity interests owned by the Company and the guarantor subsidiaries in certain of their respective domestic and foreign subsidiaries, and a perfected first priority lien and security interest in substantially all of the Company's U.S. assets and the assets of the guarantor subsidiaries, subject to certain exclusions. These security interests would be released if the Company achieves an “investment grade” rating and will remain released so long as the Company maintains that rating.
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

The Company has the option to elect to increase the maximum permitted leverage ratio by 0.25 in connection with the consummation of any material acquisition (as defined in the Senior Secured Credit Facility) for four fiscal quarters, but in no event will the maximum permitted leverage ratio, inclusive of all increases, exceed 4.75 to 1.00. At March 31, 2020, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.75 to 1.00.

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

Subsequent to the end of the quarter, on April 13, 2020, the Company issued $400 million aggregate principal amount of 8.125% senior unsecured notes due in 2025. Refer to Note 17, Subsequent Events for further disclosure regarding the debt offering.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

qualifications. For example, if these notes are assigned an "investment grade" rating by Moody's or S&P and no default has occurred or is continuing, certain covenants will be terminated.

Trade Receivables Securitization Facility In November 2014, the Company established a revolving trade receivables securitization facility (the A/R Facility) with PNC Bank, National Association (PNC) as the administrative agent, and various lenders. In November 2019, the Company amended the A/R Facility to increase the maximum commitment made available under the Facility and extended the maturity date to November 2021. The amendment also included other modifications including the scope of receivables subject to the facility and related eligibility requirements, the adoption of a new benchmark for determining overnight funding rates and the fees and interest payable to the agent and lenders party thereto. The A/R Facility now provides for up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions, of which $293 million was outstanding as of March 31, 2020.

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $548 million and $603 million of outstanding accounts receivable as of March 31, 2020 and December 31, 2019, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2020 and December 31, 2019 was $4.22 billion and $3.70 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

5. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $1 million for the three months ended March 31, 2020 compared to income tax expense of $9 million for the three months ended March 31, 2019. The change was primarily driven by lower income before taxes and an increase in discrete tax benefits in the three months ended March 31, 2020.

In connection with preparing the financial statements for the quarter ended March 31, 2020, the Company identified and recorded income tax benefits of $2 million related to an error in the calculation of the permanent differences on executive stock compensation and $3 million for the write-off of income tax payables incorrectly recorded in prior periods. The Company determined the impact of these errors were not material to the annual or interim financial statements of previous periods and the effect of correcting these errors was not material to the Condensed Consolidated Financial Statements for the three months ended  March 31, 2020 and is not expected to be material to the 2020 annual financial statements.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of March 31, 2020, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $30 million to $37 million in the next 12 months.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6. STOCK COMPENSATION PLANS

As of March 31, 2020, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended March 31
	2020	2019
Restricted stock units	$19	$20
Stock options	4	2
Employee stock purchase plan	2	1
Stock-based compensation expense	25	23
Tax benefit	(3)	(3)
Stock-based compensation expense (net of tax)	$22	$20

Stock-based compensation expense is recognized in the financial statements based upon grant date fair value.

In the three months ended March 31, 2020, the stock options granted were premium-priced stock options, in which the exercise price is equal to 115% of the closing stock price on the date of the grant, or an exercise price of $38.26. The weighted average fair value of the option grants was $7.85 based on using a Monte-Carlo simulation model and will be recognized over the requisite service period. These option grants have a seven year contractual term that vest at the end of 36 months. For the three months ended March 31, 2019, the weighted average fair value of option grants was $8.07 with a seven year contractual term that vest ratably over four years. The table below details the assumptions used in determining the fair value of the option grants.

	Three months ended March 31
	2020	2019
Dividend yield	$—	$—
Risk-free interest rate	1.46%	2.50%
Expected volatility	33.38%	34.79%
Expected holding period (years)	3.7	3.9

Expected volatility is calculated as the historical volatility of the Company’s stock over a period equal to the expected term of the options, as management believes this is the best representation of prospective trends. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected holding period represents the period of time that options are expected to be outstanding. For options granted during the three months ended March 31, 2020, the seven-year U.S. Treasury yield curve was used to determine the risk-free interest rate. For options granted during the three months ended March 31, 2019, the risk-free interest rate was determined based on a blend of the three and five-year U.S. Treasury yield curves in effect at the time of the grant.

As of March 31, 2020, the total unrecognized compensation cost of $118 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.1 years. As of March 31, 2020, the total unrecognized compensation cost of $63 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.4 years.

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

For the three months ended March 31, 2020, employees purchased 0.5 million shares, at a discounted price of $15.05. For the three months ended March 31, 2019, employees purchased 0.3 million shares, at a discounted price of $20.24.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2020	2019	2020	2019	2020	2019
Net service cost	$—	$—	$1	$2	$1	$2
Interest cost	13	16	4	5	17	21
Expected return on plan assets	(9)	(10)	(7)	(8)	(16)	(18)
Net periodic benefit cost (income)	$4	$6	$(2)	$(1)	$2	$5

The benefit from the postretirement plan for the following periods were:

In millions	Three months ended March 31
	2020	2019
Interest cost	$—	$—
Amortization of:
Prior service benefit	(1)	(1)
Net postretirement benefit	$(1)	$(1)

The net cost of the postemployment plan for the following periods were:

	Three months ended March 31
In millions	2020	2019
Net service cost	$6	$14
Interest cost	—	1
Amortization of:
Prior service benefit	—	(1)
Actuarial gain	(1)	(1)
Net benefit cost	$5	$13

Employer Contributions

Pension For the three months ended March 31, 2020, NCR contributed $5 million to its international pension plans. NCR anticipates contributing an additional $16 million to its international pension plans for a total of $21 million in 2020.

Postretirement For the three months ended March 31, 2020, NCR made no contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $2 million in 2020.

Postemployment For the three months ended March 31, 2020, NCR contributed $4 million to its postemployment plans. NCR anticipates contributing an additional $46 million to its postemployment plans for a total of $50 million in 2020.

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

Nashville Tornado On March 3, 2020, one of our Global Fulfillment Centers, operated with a third-party logistics partner in Mt. Juliet, Tennessee was severely impacted by tornadoes in the greater Nashville area. We maintain substantial property damage insurance coverage for this Global Fulfillment Center and have, and continue to, work closely with our insurance carrier and claims adjusters to ascertain the property damage. The property on site mainly consisted of raw materials and finished goods inventory, which totaled $151 million, as of the date of the tornado. The Company determined approximately $105 million of the inventory to be a total loss as of March 31, 2020 and as such was written-off with an offsetting insurance receivable recorded, which was included within other current assets in the Condensed Consolidated Balance Sheet with no net impact on cost of sales. The insurance receivable was based on the amount probable of recovery based on the terms of the insurance policy. The remaining $46 million of inventory requires further assessment to determine recoverability. Prior to March 31, 2020, the Company received $25 million as an advance draw from the insurance carrier for the damages sustained. Subsequent to the end of the quarter, we received an additional $40 million from the insurance carrier. Additionally, our insurance policy also provides for business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. There have not been material other expenses or costs incurred for the three months ended March 31, 2020.

Boston Consulting Group On November 6, 2019, Boston Consulting Group, Inc., a former consultant for the Company, commenced a lawsuit against the Company in the United States District Court for the District of New York.  The Complaint in the matter alleges the Company breached two consulting agreements and seeks in excess of $80 million and other compensatory damages and equitable relief.  While the Company at this time is unable to make any predictions about the outcome of this case or estimate any possible liability, the Company believes the allegations of money owed are grossly overstated, and the Company intends to vigorously defend this lawsuit.

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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of March 31, 2020 and December 31, 2019, the receivable under the Funding Agreement was approximately $53 million, respectively, and was included in other assets in the Condensed Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable in 2020 or later, likely after the remediation efforts related to the Fox River matter, described below, are complete. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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
Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of March 31, 2020, the gross reserve for the Fox River matter was approximately $3 million, compared to $5 million as of December 31, 2019. As of March 31, 2020, the net reserve for the Fox River matter was approximately $21 million, compared to $16 million as of December 31, 2019. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of March 31, 2020 and December 31, 2019, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
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

In the 2013 decision, the Court did not determine NCR’s share of the overall liability. Relative shares of liability for the four companies were tried to the court in a subsequent phase of the case in December 2015. In a ruling issued on March 29, 2018, the court addressed responsibility for the costs that GP had incurred in the past, totaling to approximately $50 million (GP had sought approximately $105 million, but $55 million of those claims were removed by the court upon motions filed by the Company and other parties); NCR and GP were each assigned a 40% share of those costs, and the other two companies were assigned 15% and 5% as their allocations. The court entered a judgment in the case on June 19, 2018, in which it indicated that it would not allocate

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

future costs, but would enter a declaratory judgment that the four companies together had responsibility for future costs, in amounts and shares to be determined. Cross-proceedings have been commenced to obtain recoveries from the other parties pursuant to the judgment; those proceedings are stayed pending the appeal referenced below.
In July 2018, the Company appealed to the United States Court of Appeals for the Sixth Circuit both the 2013 court decision, which it believes is in conflict with a decision from the Fox River trial court as to Operable Unit 1 of that site and an affirmance of that decision from the Court of Appeals for the Seventh Circuit, and the 2018 court decision, on various legal grounds. The Company filed a bond to stay any execution of the judgment pending the appeal, and its application for a stay was approved by the court and remains stayed as of March 2020.
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

The Consent Decree was subject to a public comment period which ended February 18, 2020, and the Company is still awaiting approval of the Consent Decree.

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
As of March 31, 2020 and December 31, 2019, the total reserve for Kalamazoo was $81 million; that figure is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. As many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time), the Company has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of NCR’s potential liability remains subject to many uncertainties, notwithstanding the settlement of this matter and related Consent Decree noted above, particularly inasmuch as remedy decisions and cost estimates will not be generated until times in the future and as most of the work to be performed will take place through the 2030s. Under other assumptions or estimates for possible costs of remediation, which the Company does not at this point consider to be reasonably estimable or verifiable, it is possible that the reserve the Company has taken to discontinued operations reflected in this paragraph could more than approximately double the reflected reserve.
Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of the period ended March 31, 2020, NCR had disposed of more than a third of its lower-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. Based on communications with the agency, the earliest that high-concentration wastes can be disposed of will be in the second half of 2020, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company has adjusted its existing reserve for the matter to take into account this cost estimate, and that reserve as of March 31, 2020 is $20 million compared to $19 million at December 31, 2019. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through March 31, 2020, NCR has received a combined gross total of approximately $202 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, owing to considerations under applicable Michigan law. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
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

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of March 31, 2020 and December 31, 2019, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	2020	2019
Warranty reserve liability
Beginning balance as of January 1	$21	$26
Accruals for warranties issued	8	8
Settlements (in cash or in kind)	(11)	(10)
Ending balance as of March 31	$18	$24

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

9. LEASING

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

The following table presents our lease balances as of March 31, 2020 and December 31, 2019:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$362	$391
Finance lease assets	Property, plant and equipment, net	47	38
Accumulated Amortization of Finance lease assets	Property, plant and equipment, net	(8)	(5)
Total leased assets		$401	$424
Liabilities
Current
Operating lease liabilities	Other current liabilities	$88	$91
Finance lease liabilities	Other current liabilities	13	10
Noncurrent
Operating lease liabilities	Operating lease liabilities	346	369
Finance lease liabilities	Other liabilities	28	25
Total lease liabilities		$475	$495

The following table presents our lease costs for operating and finance leases:

In millions	Three months ended March 31
	2020	2019
Operating lease cost	$32	$35
Finance lease cost
Amortization of leased assets	3	—
Interest on lease liabilities	—	—
Short-Term lease cost	1	2
Variable lease cost	7	9
Total lease cost	$43	$46

The following table presents the supplemental cash flow information:

In millions	Three months ended March 31
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30	$32
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$3	$—
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$(2)	$12
Finance Leases	$8	$1

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of March 31, 2020:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Operating Leases	Finance Leases
Remainder of 2020	$88	$10
2021	86	14
2022	64	13
2023	44	6
2024	38	—
Thereafter	272	—
Total lease payments	592	43
Less: Amount representing interest	(158)	(2)
Present value of lease liabilities	$434	$41

As of March 31, 2020, we have additional operating leases of $73 million, primarily for a real estate lease in Europe, that have not yet commenced. This operating lease is expected to commence in 2021 with a lease term of 10 years.

The following table presents the weighted average remaining lease term and interest rates:

	March 31, 2020	December 31, 2019
Weighted average lease term:
Operating leases	9.1 years	8.9 years
Finance leases	3.2 years	3.4 years
Weighted average interest rates:
Operating leases	6.39%	6.42%
Finance leases	4.15%	3.72%

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

Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the three months ended March 31, 2020, the Company paid cash dividends of $6 million. During the three months ended March 31, 2019, the Company paid dividends-in-kind of $12 million.

As of March 31, 2020 and December 31, 2019, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 13.2 million and 13.3 million shares, respectively.

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

The holders of Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not qualify as participating securities. See Note 6, Stock Compensation Plans for share information on NCR’s stock compensation plans.

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2020	2019
Numerator:
Income from continuing operations	$23	$37
Dividends on Series A Convertible Preferred Stock	(6)	(13)
Income from continuing operations attributable to NCR common stockholders	17	24
Loss from discontinued operations, net of tax	—	—
Net income attributable to NCR common stockholders	$17	$24

Denominator:
Basic weighted average number of shares outstanding	128.0	119.3

Basic earnings per share:
From continuing operations	$0.13	$0.20
From discontinued operations	—	—
Total basic earnings per share	$0.13	$0.20

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2020	2019
Numerator:
Income from continuing operations	$23	$37
Dividends on Series A Convertible Preferred Stock	(6)	(13)
Income from continuing operations attributable to NCR common stockholders	17	24
Loss from discontinued operations, net of tax	—	—
Net income attributable to NCR common stockholders	$17	$24

Denominator:
Basic weighted average number of shares outstanding	128.0	119.3
Dilutive effect of restricted stock units and stock options	2.5	2.9
Weighted average diluted shares	130.5	122.2

Diluted earnings per share:
From continuing operations	$0.13	$0.20
From discontinued operations	—	—
Total diluted earnings per share	$0.13	$0.20

For the three months ended March 31, 2020, shares related to the as-if converted Series A Convertible Preferred Stock of 13.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended March 31, 2020, weighted average restricted stock units and stock options of 7.8 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of March 31, 2020, the balance in AOCI related to foreign exchange derivative transactions was a gain of $2 million, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2020
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$155	$5	Other current liabilities	$79	$2
Total derivatives designated as hedging instruments			$5			$2
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$175	$1	Other current liabilities	$319	$4
Total derivatives not designated as hedging instruments			$1			$4
Total derivatives			$6			$6

	Fair Values of Derivative Instruments
	December 31, 2019
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$55	$1	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$1			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$71	$1	Other current liabilities	$264	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$2			$1

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2020	For the three months ended March 31, 2019	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Foreign exchange contracts	$3	$1	Cost of products	$(1)	$(1)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended March 31
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2020	2019
Foreign exchange contracts	Other (expense), net	$6	$(5)

Refer to Note 13. Fair Value of Assets and Liabilities, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for expected losses are adequate. As of March 31, 2020, we did not have any significant concentration of credit risk related to financial instruments.

13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are set forth as follows:

	March 31, 2020
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$937	$937	$—	$—
Foreign exchange contracts (2)	6	—	6	—
Total	$943	$937	$6	$—
Liabilities:
Foreign exchange contracts (3)	$6	$—	$6	$—
Total	$6	$—	$6	$—

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	December 31, 2019
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$15	$15	$—	$—
Foreign exchange contracts (2)	2	—	2	—
Total	$17	$15	$2	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three months ended March 31, 2020 and 2019.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2019	$(260)	$(10)	$1	$(269)
Other comprehensive income (loss) before reclassifications	(60)	—	2	(58)
Amounts reclassified from AOCI	—	(1)	(1)	(2)
Net current period other comprehensive (loss) income	(60)	(1)	1	(60)
Balance as of March 31, 2020	$(320)	$(11)	$2	$(329)

Reclassifications Out of AOCI

	For the three months ended March 31, 2020
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(1)	$(1)
Cost of services	(1)	(1)	—	(2)
Total before tax	$(1)	$(1)	$(1)	$(3)
Tax expense				1
Total reclassifications, net of tax				$(2)

	For the three months ended March 31, 2019
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(1)	$(1)
Cost of services	(1)	(2)	—	(3)
Total before tax	$(1)	$(2)	$(1)	$(4)
Tax expense				—
Total reclassifications, net of tax				$(4)

15. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	March 31, 2020	December 31, 2019
Accounts receivable
Trade	$1,359	$1,482
Other	44	52
Accounts receivable, gross	1,403	1,534
Less: allowance for credit losses	(50)	(44)
Total accounts receivable, net	$1,353	$1,490

The components of inventory are summarized as follows:

In millions	March 31, 2020	December 31, 2019
Inventories
Work in process and raw materials	$190	$204
Finished goods	183	184
Service parts	374	396
Total inventories	$747	$784

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

Refer to Note 4, Debt Obligations for additional information.

In connection with the previously completed registered exchange offers for the 5.00% Notes and 6.375% Notes, the Company is required to comply with Rule 3-10 of SEC Regulation S-X (Rule 3-10), and has therefore included the accompanying Condensed Consolidating Financial Statements in accordance with Rule 3-10(f) of SEC Regulation S-X.

The following supplemental information sets forth, on a consolidating basis, the Condensed Statements of Operations and Comprehensive Income (Loss), the Condensed Balance Sheets and the Condensed Statements of Cash Flows for the parent issuer of these senior unsecured notes, for the Guarantor Subsidiary and for the Company and all of its consolidated subsidiaries.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2020

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$211	$1	$313	$(51)	$474
Service revenue	547	1	481	—	1,029
Total revenue	758	2	794	(51)	1,503
Cost of products	177	—	265	(51)	391
Cost of services	389	1	325	—	715
Selling, general and administrative expenses	176	—	79	—	255
Research and development expenses	33	—	32	—	65
Total operating expenses	775	1	701	(51)	1,426
Income (loss) from operations	(17)	1	93	—	77
Interest expense	(48)	—	(3)	1	(50)
Other (expense) income, net	5	—	(6)	(1)	(2)
Income (loss) from continuing operations before income taxes	(60)	1	84	—	25
Income tax expense (benefit)	(7)	1	7	—	1
Income (loss) from continuing operations before earnings in subsidiaries	(53)	—	77	—	24
Equity in earnings of consolidated subsidiaries	76	74	—	(150)	—
Income (loss) from continuing operations	23	74	77	(150)	24
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$23	$74	$77	$(150)	$24
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$23	$74	$76	$(150)	$23
Total comprehensive income (loss)	(37)	15	15	(30)	(37)
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to NCR common stockholders	$(37)	$15	$15	$(30)	$(37)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Product revenue	$273	$2	$310	$(46)	$539
Service revenue	523	2	472	—	997
Total revenue	796	4	782	(46)	1,536
Cost of products	246	—	253	(46)	453
Cost of services	363	1	308	—	672
Selling, general and administrative expenses	140	—	112	—	252
Research and development expenses	33	—	26	—	59
Total operating expenses	782	1	699	(46)	1,436
Income (loss) from operations	14	3	83	—	100
Interest expense	(43)	—	(5)	3	(45)
Other (expense) income, net	(13)	2	6	(3)	(8)
Income (loss) from continuing operations before income taxes	(42)	5	84	—	47
Income tax expense (benefit)	49	(1)	(39)	—	9
Income (loss) from continuing operations before earnings in subsidiaries	(91)	6	123	—	38
Equity in earnings of consolidated subsidiaries	128	97	—	(225)	—
Income (loss) from continuing operations	37	103	123	(225)	38
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$37	$103	$123	$(225)	$38
Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to NCR	$37	$103	$122	$(225)	$37
Total comprehensive income (loss)	53	120	138	(257)	54
Less comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income (loss) attributable to NCR common stockholders	$53	$120	$137	$(257)	$53

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
March 31, 2020

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$945	$3	$266	$—	$1,214
Accounts receivable, net	77	1	1,275	—	1,353
Inventories	236	1	510	—	747
Due from affiliates	853	2,218	1,794	(4,865)	—
Other current assets	220	1	242	—	463
Total current assets	2,331	2,224	4,087	(4,865)	3,777
Property, plant and equipment, net	265	—	134	—	399
Goodwill	2,186	—	635	—	2,821
Intangibles, net	456	—	124	—	580
Operating lease assets	238	—	124	—	362
Prepaid pension cost	—	—	176	—	176
Deferred income taxes	331	2	475	—	808
Investments in subsidiaries	4,119	3,958	—	(8,077)	—
Due from affiliates	16	1	74	(91)	—
Other assets	563	1	68	—	632
Total assets	$10,505	$6,186	$5,897	$(13,033)	$9,555

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$9	$—	$295	$—	$304
Accounts payable	357	—	433	—	790
Payroll and benefits liabilities	88	—	98	—	186
Contract liabilities	336	1	279	—	616
Due to affiliates	2,963	109	1,793	(4,865)	—
Other current liabilities	218	1	291	—	510
Total current liabilities	3,971	111	3,189	(4,865)	2,406
Long-term debt	4,078	—	3	—	4,081
Pension and indemnity plan liabilities	590	—	265	—	855
Postretirement and postemployment benefits liabilities	16	3	93	—	112
Income tax accruals	30	—	59	—	89
Due to affiliates	—	74	17	(91)	—
Operating lease liabilities	269	—	77	—	346
Other liabilities	132	—	112	—	244
Total liabilities	9,086	188	3,815	(4,956)	8,133
Redeemable noncontrolling interest	—	—	—	—	—
Series A convertible preferred stock	395	—	—	—	395
Stockholders’ equity
Total NCR stockholders’ equity	1,024	5,998	2,079	(8,077)	1,024
Noncontrolling interests in subsidiaries	—	—	3	—	3
Total stockholders’ equity	1,024	5,998	2,082	(8,077)	1,027
Total liabilities and stockholders’ equity	$10,505	$6,186	$5,897	$(13,033)	$9,555

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheet
December 31, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$15	$3	491	$—	$509
Accounts receivable, net	54	1	1,435	—	1,490
Inventories	315	1	468	—	784
Due from affiliates	909	2,217	531	(3,657)	—
Other current assets	122	1	238	—	361
Total current assets	1,415	2,223	3,163	(3,657)	3,144
Property, plant and equipment, net	280	—	133	—	413
Goodwill	2,183	—	649	—	2,832
Intangibles, net	471	—	136	—	607
Operating lease assets	254	—	137	—	391
Prepaid pension cost	—	—	178	—	178
Deferred income taxes	335	2	484	—	821
Investments in subsidiaries	4,118	3,938	—	(8,056)	—
Due from affiliates	16	1	74	(91)	—
Other assets	527	1	73	—	601
Total assets	$9,599	$6,165	$5,027	$(11,804)	$8,987

Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$8	$—	$274	$—	$282
Accounts payable	427	—	413	—	840
Payroll and benefits liabilities	188	—	120	—	308
Contract liabilities	245	1	256	—	502
Due to affiliates	2,730	108	819	(3,657)	—
Other current liabilities	261	1	344	—	606
Total current liabilities	3,859	110	2,226	(3,657)	2,538
Long-term debt	3,199	—	78	—	3,277
Pension and indemnity plan liabilities	586	—	272	—	858
Postretirement and postemployment benefits liabilities	17	3	91	—	111
Income tax accruals	29	—	63	—	92
Due to affiliates	—	74	17	(91)	—
Operating lease liabilities	282	—	87	—	369
Other liabilities	128	—	112	—	240
Total liabilities	8,100	187	2,946	(3,748)	7,485
Redeemable noncontrolling interest	—	—	—	—	—
Series A convertible preferred stock	395	—	—	—	395
Stockholders’ equity
Total NCR stockholders’ equity	1,104	5,978	2,078	(8,056)	1,104
Noncontrolling interests in subsidiaries	—	—	3	—	3
Total stockholders’ equity	1,104	5,978	2,081	(8,056)	1,107
Total liabilities and stockholders’ equity	$9,599	$6,165	$5,027	$(11,804)	$8,987

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2020

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(67)	$(10)	$139	$(1)	$61
Investing activities
Expenditures for property, plant and equipment	(2)	—	(8)	—	(10)
Proceeds from sales of property, plant and equipment	7	—	—	—	7
Additions to capitalized software	(55)	—	(14)	—	(69)
Proceeds from (payments of) intercompany notes	242	10	—	(252)	—
Business acquisitions, net	(6)	—	(20)	—	(26)
Net cash provided by (used in) investing activities	186	10	(42)	(252)	(98)
Financing activities
Short term borrowings, net	2	—	1	—	3
Payments on term credit facilities	(2)	—	—	—	(2)
Payments on revolving credit facilities	(430)	—	(143)	—	(573)
Borrowings on revolving credit facilities	1,310	—	87	—	1,397
Repurchase of Common Stock	(41)	—	—	—	(41)
Debt issuance cost	(1)	—	—	—	(1)
Series A Preferred Stock Dividends	(6)	—	—	—	(6)
Proceeds from employee stock plans	3	—	—	—	3
Other financing activities	(2)	—	(1)	—	(3)
Dividend distribution to consolidated subsidiaries	—	—	(1)	1	—
Borrowings (repayments) of intercompany notes	—	—	(252)	252	—
Tax withholding payments on behalf of employees	(24)	—	—	—	(24)
Net change in client funds obligations	—	—	12	—	12
Net cash provided by (used in) financing activities	809	—	(297)	253	765
Cash flows from discontinued operations
Net cash used in operating activities	3	—	—	—	3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(14)	—	(14)
Increase (decrease) in cash, cash equivalents and restricted cash	931	—	(214)	—	717
Cash, cash equivalents and restricted cash at beginning of period	15	3	530	—	548
Cash, cash equivalents and restricted cash at end of period	$946	$3	$316	$—	$1,265

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	March 31, 2020
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$945	$3	$266	$—	$1,214
Restricted cash and restricted cash equivalents including funds held for clients included in other assets	1	—	50	—	51
Total cash, cash equivalents and restricted cash	$946	$3	$316	$—	$1,265

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2019

In millions	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$111	$(20)	$(107)	$—	$(16)
Investing activities
Expenditures for property, plant and equipment	(13)	—	(9)	—	(22)
Additions to capitalized software	(36)	—	(7)	—	(43)
Proceeds from (payments of) intercompany notes	29	30	—	(59)	—
Investments in equity affiliates	—	—	10	(10)	—
Business acquisitions, net	(6)	—	—	—	(6)
Net change in funds held for clients	—	—	—	—	—
Other investing activities, net	3	—	—	—	3
Net cash provided by (used in) investing activities	(23)	30	(6)	(69)	(68)
Financing activities
Short term borrowings, net	—	—	7	—	7
Payments on term credit facilities	(17)	—	—	—	(17)
Payments on revolving credit facilities	(375)	—	—	—	(375)
Borrowings on revolving credit facilities	330	—	100	—	430
Proceeds from employee stock plans	4	—	—	—	4
Equity contribution	—	(10)	—	10	—
Net change in client funds obligations	—	—	17	—	17
Borrowings (repayments) of intercompany notes	—	—	(59)	59	—
Tax withholding payments on behalf of employees	(13)	—	—	—	(13)
Net cash provided by (used in) financing activities	(71)	(10)	65	69	53
Cash flows from discontinued operations
Net cash used in operating activities	(6)	—	—	—	(6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	1	—	1
Increase (decrease) in cash, cash equivalents, and restricted cash	11	—	(47)	—	(36)
Cash, cash equivalents and restricted cash at beginning of period	11	3	508	—	522
Cash, cash equivalents and restricted cash at end of period	$22	$3	$461	$—	$486

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	March 31, 2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows	Parent Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$21	$3	$390	$—	$414
Restricted cash and restricted cash equivalents including funds held for clients included in other assets	1	—	71	—	72
Total cash, cash equivalents and restricted cash	$22	$3	$461	$—	$486

17. SUBSEQUENT EVENTS

Acquisition of OKI Brasil On June 6, 2019, we entered into a definitive agreement with Oki Electric Industry Co., Ltd. and its Brazilian subsidiary, Oki Brasil Industria e Comércio de Produtos e Tecnologia em Automação S.A., to purchase OKI Brasil's IT services and select software assets for use in the financial, retail and other industries. Neither OKI's manufacturing operations nor its printing business in Brazil are included in the acquisition. On April 9, 2020, we completed this acquisition through the purchase of 100% of the quotas of Origami Brasil Tecnologia e Serviços em Automação Ltda., which became a wholly owned subsidiary of our subsidiary, NCR Brasil, Ltda.

Senior Unsecured Notes On April 13, 2020, the Company issued $400 million aggregate principal amount of 8.125% senior unsecured notes due in 2025 (the 8.125% Notes). The 8.125% Notes were sold at 100% of the principal amount, which resulted in total gross proceeds of $400 million. Interest is payable on the Notes semi-annually in arrears at an annual rate of 8.125%, on April 15 and October 15 of each year, beginning on October 15, 2020. The Notes will mature on April 15, 2025.

The 8.125% Notes are unsecured senior obligations of the Company and are guaranteed by the Company's wholly-owned subsidiary, NCR International, Inc. (Guarantor Subsidiary), which is 100% owned by the Company and has guaranteed fully and unconditionally the obligations to pay principal and interest for these senior unsecured notes.

The Company has the option to redeem the 8.125% Notes, in whole or in part, at any time on or after April 15, 2022, at a redemption price of 104.063%, 102.031%, and 100% during the 12-month periods commencing on April 15, 2022, 2023 and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to April 15, 2022, the Company may redeem some or all of the 8.125% Notes by paying a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus the Applicable Premium, as defined in the Indenture, as of, and accrued and unpaid interest to, but excluding, the redemption date (subject to the right of holders of record of the Notes on the relevant record date to receive interest due on the relevant interest payment date).

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
First Quarter Overview
The following were the significant events for the first quarter of 2020, each of which is discussed more fully in later sections of this MD&A:

•	Revenue decreased approximately 2% from the prior year period and 1% excluding unfavorable foreign currency impacts;

•	Segment results negatively impacted by the COVID-19 pandemic and Nashville Global Fulfillment Center outage;

•	Cash and cash equivalents as of March 31, 2020 of $1.21 billion, to improve liquidity to help manage through the COVID-19 pandemic; and

•	Task force implemented to pro-actively manage the impact of the COVID-19 pandemic on our employees, customers and business.

Strategic Overview

Today's consumers expect, including as the world navigates in a COVID-19 pandemic environment, businesses to provide a rich, integrated and personalized experience across all commerce channels, including online, mobile and, increasingly as consumers are able to return to a more normal operating environment, in-store. NCR is at the forefront of this shift, assisting businesses of every size in their digital transformation journeys. Our mission is to be the leading software- and services-led enterprise provider in the financial, retail and hospitality industries. In the short-term, our focus has shifted to plans to manage our business through the COVID-19 pandemic, while prioritizing the health and safety of our employees and customers, and being positioned to capitalize on market opportunities when we return to a more normal operating environment. However, we also remain focused on our long-term mission, for which we have developed a long-term growth strategy built on taking care of our customers, improving execution of new product introductions, accelerating software and services revenue growth and executing spend optimization programs. This long-term mission and our strategy to execute it are designed to position NCR to continue to drive -- in the long-term -- growth, sustainable revenue, profit and cash flow, and to improve value for all of our stakeholders.

To deliver on our short-term and long-term mission and strategy, we are focused on the following main initiatives in 2020:

•
Customer Care - Support our consumers to continue operations in a safe manner and enable them to transform their operations rapidly to meet consumer needs and emerging industry or government programs in the COVID-19 environment; improve the customer experience and execution of new product introductions;

•
Business Continuity Plans - Manage our business through the COVID-19 pandemic by focusing on business continuity plans, reducing our planned capital expenditures, improving our liquidity and increasing our financial flexibility to position our business, in the long-term, to accelerate profitable top-line revenue growth by investing in and shifting our revenue mix to recurring software and services revenue streams we identify as strategic growth platforms, while improving the Company’s cost structure;

•
Strategic Growth Platforms and Targeted Acquisitions - In the short-term, we plan to reduce expenditures on targeted acquisitions as we manage our business through the COVID-19 pandemic to enable our business, in the long term, to increase capital expenditures in strategic growth platforms and targeted acquisitions to gain solutions that drive the highest growth and return on investment and will accelerate our NCR-as-a-Service vision;

•
Talent and Employee Care - Implement actions to protect the health and safety of our employees and protect as many jobs as possible to enable us to retain talent, and, in the long term, to continue to develop, reward and retain talent with competitive recruiting, training and effective incentive-based compensation programs; and

•
Sales Enablement - Provide our sales force with flexibility in services and operations to meet customer needs through the COVID-19 pandemic; and provide top-performing and secure products packaged to target our desired revenue mix and drive customer delight, as well as invest in appropriate training programs to enable success.

Potentially significant risks to the execution of our initiatives and achievement of our strategy include the impact of the COVID-19 pandemic on our workforce, operations and financial results, including the impact on our customer’s businesses; manufacturing disruptions, including those caused by or related to outsourced manufacturing or disruptions in our supply chain due to the COVID-19 pandemic; strength of demand for the products we offer or will offer in the future consistent with our strategy and its effect on our businesses; domestic and global economic and credit conditions including, in particular, those resulting from the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial services and retail industries, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, execution of the United Kingdom's exit from the European Union, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices; the transformation of our business and shift to increased software and services revenue, as well as recurring revenue; our ability to improve execution in our sales and services organizations; our ability to successfully introduce new solutions and compete in the technology industry; cybersecurity risks and compliance with data privacy and protection requirements; the possibility of disruptions in or problems with our data center hosting facilities; the impact of the March 2020 tornadoes in the greater Nashville area on an NCR Global Fulfillment Center in Mt. Juliet, Tennessee operated by a third party, including the sufficiency and effectiveness of our or our third-party logistics partner’s business continuity plans, the adequacy of our property damage and business interruption insurance coverage and our ability to recover under the applicable policies; defects or errors in our products; the impact of our indebtedness and its terms on our financial and operating activities; the historical seasonality of our sales; tax rates and tax legislation; foreign currency fluctuations; the success of our restructuring plans and cost reduction savings initiatives; the availability and success of acquisitions, divestitures and alliances; our pension strategy and underfunded pension obligations; reliance on third party suppliers; the impact of the terms of our Series A Convertible Preferred Stock; our multinational operations, including in new and emerging markets; collectability difficulties in subcontracting relationships in certain geographical markets; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; uncertainties or delays associated with the transition of key business leaders; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims, and other matters across various jurisdictions.

Impacts from the COVID-19 pandemic

The impact of COVID-19 has grown throughout the world, including in the United States. Governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, shelter in place orders and shutdowns.

We have been actively monitoring the global outbreak and spread of COVID-19 and taking steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We continue to assess and update our business continuity plan in the context of this pandemic. We have taken precautions to help keep our workforce healthy and safe, including establishing a coronavirus task force in January 2020, thermal screening procedures at our manufacturing plants and call centers and remote working arrangements for the vast majority of our back-office employees. We expect the pandemic to create headwinds to our customers and our business until COVID-19 is contained, consumer confidence improves and the economic considerations rebound. Although, it is difficult to project how deep and how long the COVID-19 pandemic will last, we do expect it will negatively impact our business for at least the remainder of 2020.

With respect to our Banking segment, we are working with local governments to make sure that these businesses are designated as essential critical infrastructure businesses. Although we experienced installation delays, we have not experienced any significant impact to our recurring services revenue stream. We believe our ATM break-fix services, which represented the largest percentage of Banking segment revenue has remained strong, although there can be no assurance that such operations will not be impacted in the future with higher costs or labor availability.

With respect to our Retail segment, the food, drug and mass merchandising market, which includes grocery stores, drug stores and big box retailers, and which represented the majority of our Retail segment revenue, is currently designated as an essential critical infrastructure business in many jurisdictions. We have realigned our resources to support our customers as they respond to changing consumer demand, particularly with regard to self-checkout and contactless checkout. However, customers in our department and specialty retail market and in our small and medium business market, which is approximately 20% of our Retail segment revenue, have encountered significant adverse impacts in connection with COVID-19 as a result of temporary closures of physical stores and reduced consumer spending.

With respect to our Hospitality segment, the quick service restaurants, which are large chains and represent the majority of the Hospitality segment revenue, have remained busy with respect to drive-through and pick up services being in demand as many in-restaurant dining options are limited by social distancing and governmental orders. However, we do expect this market to be negatively impacted from lower new stores and less remodeling activity. For table service restaurants, which are sit-down restaurants with more than 50 locations, we expect negative impacts as a result of shelter-in-place orders. Although many of these businesses have experienced an increase in online and takeout ordering, we expect this market to be negatively impacted until consumer confidence improves once COVID-19 is contained. Customers in our small and medium business market have experienced significant working capital and adverse cash flow impacts as a result of the COVID-19 pandemic, which, similar to table service restaurants, is expected to continue until COVID-19 is contained and the economy begins to rebound.

In order to build a stronger liquidity position, we have taken steps to improve working capital and are addressing certain business impacts with spending cuts. We have taken several steps to build our cash reserve to improve our financial liquidity and flexibility and provide a cushion to help weather the impacts of the pandemic. These steps include suspending our share repurchase programs, limiting our mergers and acquisition activity, reducing salary for members of our leadership team and certain salaried employees, reducing our planned capital expenditures, eliminating most contractors, curtailing travel, freezing merit increases and hiring. Additionally, on March 24, 2020, we drew the remaining available funds of $630 million on our five-year, $1.1 billion revolving credit facility and on April 13, 2020, we issued $400 million senior unsecured notes.

The degree to which COVID-19 affects our financial results and operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Results from Operations

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following table shows our results for the three months ended March 31:

	Three months ended March 31
In millions	2020	2019
Revenue	$1,503	$1,536
Gross margin	397	411
Gross margin as a percentage of revenue	26.4%	26.8%
Operating expenses
Selling, general and administrative expenses	$255	$252
Research and development expenses	65	59
Income from operations	$77	$100

The following table shows our revenue by geography for the three months ended March 31:

In millions	2020	% of Total	2019	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$892	59%	$920	60%	(3)%	(2)%
Europe, Middle East and Africa (EMEA)	403	27%	419	27%	(4)%	(2)%
Asia Pacific (APJ)	208	14%	197	13%	6%	7%
Consolidated revenue	$1,503	100%	$1,536	100%	(2)%	(1)%

The following table shows our revenue by segment for the three months ended March 31:

In millions	2020	% of Total	2019	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Banking	$763	51%	$758	49%	1%	3%
Retail	472	31%	511	33%	(8)%	(7)%
Hospitality	169	11%	193	13%	(12)%	(12)%
Other	99	7%	74	5%	34%	34%
Consolidated revenue	$1,503	100%	$1,536	100%	(2)%	(1)%

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
The following table provides a reconciliation of geographic revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended March 31, 2020:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	(3)%	(1)%	(2)%
EMEA	(4)%	(2)%	(2)%
APJ	6%	(1)%	7%
Consolidated revenue	(2)%	(1)%	(1)%
The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended March 31, 2020:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Banking	1%	(2)%	3%
Retail	(8)%	(1)%	(7)%
Hospitality	(12)%	—%	(12)%
Other	34%	—%	34%
Consolidated revenue	(2)%	(1)%	(1)%

Revenue

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, revenue decreased 2% due to decreases in the Retail and Hospitality segments partially offset by an increase in the Banking segment. We estimate the combination of the Nashville Global Fulfillment Center outage and COVID-19 negatively impacted first quarter revenue by approximately $75 million to $80 million and was primarily impacted in hardware and attached software. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Banking revenue increased 1% due to an increase in software and services revenue partially offset by an 8% decline in ATM revenue. The ATM revenue decline was mainly the result of COVID-19 border closures and logistical delays. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison. Retail revenue decreased 8% driven by a decline in hardware revenue partially offset by an increase in software and services revenue. The decline in hardware was driven by a large customer roll-out in the prior year as well as delays from the COVID-19 pandemic and the Nashville outage. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison. Hospitality revenue decreased 12% mainly driven by a decline in hardware revenue. This decline was largely attributable to the Nashville outage and the COVID-19 pandemic. Foreign currency fluctuations did not have an impact on the revenue comparison.

The changes to segment revenue and the drivers thereof are discussed in further detail under "Revenue and Operating Income by Segment" below.

Gross Margin

Gross margin as a percentage of revenue in the three months ended March 31, 2020 was 26.4% compared to 26.8% in the three months ended March 31, 2019. Gross margin in the three months ended March 31, 2020 included $7 million of acquisition-related amortization of intangibles. Gross margin in the three months ended March 31, 2019 included $8 million of costs related to restructuring and transformation initiatives and $6 million related to acquisition-related amortization of intangibles. Excluding these items, gross margin as a percentage of revenue decreased from 27.7% to 26.9% due to the decline in hardware volumes in all segments and investment in services, partially offset by the increase in software revenue.

Operating Expenses

Selling, general and administrative expenses were $255 million, or 17.0% as a percentage of revenue, as compared to $252 million, or 16.4% as a percentage of revenue, in the three months ended March 31, 2020 and March 31, 2019, respectively. Selling, general and administrative expenses in the three months ended March 31, 2020 included $15 million of acquisition-related amortization of intangibles and $5 million of costs related to restructuring and transformation initiatives. Selling, general, and administrative expenses in the three months ended March 31, 2019 included $15 million of acquisition-related amortization of intangibles and $15 million of costs related to restructuring and transformation initiatives. Excluding these items, selling, general and administrative expenses increased from 14.5% as a percentage of revenue in the three months ended March 31, 2019 to 15.6% as a percentage of revenue in the three months ended March 31, 2020 due to the planned increased expenses from strategic acquisitions completed in the prior year as well as the impact from higher accounts receivable reserves due to increased risk from COVID-19 uncertainties.

Research and development expenses were $65 million, or 4.3% as a percentage of revenue, in the three months ended March 31, 2020 as compared to $59 million, or 3.8% as a percentage of revenue, in the three months ended March 31, 2019. Research and development expenses in the three months ended March 31, 2019 included $3 million of costs related to our restructuring and transformation initiatives. Excluding these costs, research and development expenses as a percentage of revenue increased from 3.6% in the three months ended March 31, 2019 to 4.3% in the three months ended March 31, 2020 due to increased investments in our strategic growth platforms.

Interest and Other Expense Items

Interest expense was $50 million in the three months ended March 31, 2020 compared to $45 million in the three months ended March 31, 2019. The increase was due to higher average outstanding principal debt balances as well as higher interest rates on the Company's senior unsecured notes.

Other expense, net was $2 million in the three months ended March 31, 2020 compared to $8 million in the three months ended March 31, 2019. Other expense, net in the three months ended March 31, 2020 and 2019 included $2 million and $6 million, respectively, of losses from foreign currency remeasurement and foreign exchange contracts not designated as hedging instruments.

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $1 million for the three months ended March 31, 2020 compared to income tax expense of $9 million for the three months ended March 31, 2019. The change was primarily driven by lower income before taxes and an increase in discrete tax benefits in the three months ended March 31, 2020.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2020 or future periods.
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

•
Retail - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. The solutions offered serve the following customer markets in the retail industry: Food, Drug and Mass Merchandisers; Department and Specialty Retailers; Convenience and Fuel Retailers, and Small and Medium Retailers. These solutions primarily include retail-oriented technologies, such as point of sale terminals and point of sale software; a retail software platform with a comprehensive suite of retail software applications; innovative self-service kiosks, such as self-checkout; as well as bar-code scanners. We also offer installation, maintenance, managed and professional services as well as payment processing solutions.

•
Hospitality - We offer solutions to customers in the hospitality industry, serving businesses in the following markets: Quick Service Restaurants, Table Service Restaurants, Small and Medium Restaurants and Travel and Entertainment venues. Our solutions include point of sale hardware and software solutions, installation, maintenance, managed and professional services as well as payment processing solutions.

•
Other - This category includes telecommunications and technology solutions where we offer maintenance as well as managed and professional services for third-party hardware provided to select manufacturers who value and leverage our global service capability.

Each of these segments derives its revenue by selling in the geographies in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain non-operational items from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under GAAP. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. Our segment results are reconciled to total Company results reported under GAAP in Note 2, Segment Information and Concentrations of the Notes to Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue.

Banking

The following table shows the Banking revenue and operating income for the three months ended March 31:

	Three months ended March 31
In millions	2020	2019
Revenue	$763	$758
Operating income	$103	$95
Operating income as a percentage of revenue	13.5%	12.5%

In the three months ended March 31, 2020 compared to the three months ended March 31, 2019, revenue increased 1% due to growth in software and services revenue partially offset by an 8% decline in ATM revenue. The ATM revenue decline was mainly the result of COVID-19 border closures and logistical delays. Additionally, the revenue growth was mainly driven by strength in the Americas partially offset by declines in Europe. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison.

Operating income increased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in operating income was primarily due to the favorable mix of revenue, both by product and geography.

Retail

The following table shows the Retail revenue and operating income for the three months ended March 31:

	Three months ended March 31
In millions	2020	2019
Revenue	$472	$511
Operating income	$5	$26
Operating income as a percentage of revenue	1.1%	5.1%

In the three months ended March 31, 2020 compared to the three months ended March 31, 2019, revenue decreased 8% due to a decline in hardware revenue driven by a large customer roll-out in the prior year. Additionally, we experienced delays from the COVID-19 pandemic and the Nashville outage. This decline was partially offset by an increase in software and services revenue. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Operating income decreased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the decline in hardware volume, investment in services as well as higher planned expenses, mainly from the acquisition of Zynstra, Ltd. completed in 2019.

Hospitality

The following table shows the Hospitality revenue and operating loss for the three months ended March 31:

	Three months ended March 31
In millions	2020	2019
Revenue	$169	$193
Operating income (loss)	$(9)	$16
Operating income as a percentage of revenue	(5.3)%	8.3%

In the three months ended March 31, 2020 compared to the three months ended March 31, 2019, revenue decreased 12% mainly due to the decline in hardware revenue. This decline was largely attributable to the Nashville outage and the COVID-19 pandemic. The revenue decrease was mainly driven by North America. Foreign currency fluctuations did not have an impact on the revenue comparison.

Operating income decreased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 driven by the reduction in revenue and higher planned expenses from strategic acquisitions completed in 2019 as well as higher accounts receivable reserves due to increased risk from COVID-19 uncertainties.

Other

The following table shows the Other revenue and operating income for the three months ended March 31:

	Three months ended March 31
In millions	2020	2019
Revenue	$99	$74
Operating income	$5	$10
Operating income as a percentage of revenue	5.1%	13.5%

In the three months ended March 31, 2020 compared to March 31, 2019, revenue increased 34% due to an increase in hardware and hardware maintenance revenue in North America and APJ. Foreign currency fluctuations did not have an impact on the revenue comparison.

Operating income decreased in the three months ended March 31, 2020 compared to March 31, 2019 driven by the mix of revenue.

Continuing Impacts of COVID-19

While it is difficult to project how deep the pandemic will be and how long it will last, we do expect it will negatively impact our business for the remainder of 2020. We expect our Hospitality and Retail segments to be the most impacted by the COVID-19 pandemic, but do expect our Banking segment will also experience negative impacts.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $61 million in the three months ended March 31, 2020 compared to cash used in operating activities of $16 million in the three months ended March 31, 2019. The increase in cash provided by operating activities was due to working capital improvements.

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

The table below reconciles net cash provided by (used in) operating activities to NCR’s non-GAAP measure of free cash flow for the three months ended March 31:

	Three months ended March 31
In millions	2020	2019
Net cash provided by operating activities	$61	$(16)
Expenditures for property, plant and equipment	(10)	(22)
Additions to capitalized software	(69)	(43)
Net cash used in discontinued operations	3	(6)
Free cash use (non-GAAP)	$(15)	$(87)

The decrease in expenditures for property, plant and equipment is primarily due to strategic focus to reduce spending in order to increase investment in our capitalized software for the investment in our strategic growth platforms.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment. During the three months ended March 31, 2020, the payments for business combinations was $26 million, mainly for the remaining consideration paid related to the acquisition of Zynstra Ltd. completed in 2019.

Our financing activities primarily include proceeds from employee stock plans, repurchases of NCR common stock and borrowings and repayments of credit facilities and notes. During the three months ended March 31, 2020, we repurchased a total of $41 million of our common stock. There were no repurchases of our common stock completed during the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, proceeds from stock employee plans of $3 million and $4 million, respectively. During the three months ended March 31, 2020 and 2019, we paid $24 million and $13 million, respectively, of tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings On August 28, 2019, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. The senior secured credit facility now consists of a term loan facility in an aggregate principal amount of $750 million, of which $746 million was outstanding as of March 31, 2020. Additionally, the senior secured credit facility provides for a revolving credit facility with an aggregate principal amount of $1.1 billion, of which $1.07 billion was outstanding as of March 31, 2020, subject to certain covenant limitations. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries. Loans under the revolving credit facility are available in U.S.

Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of March 31, 2020, there were $28 million letters of credit outstanding. As of December 31, 2019, the outstanding principal balance of the term loan facility was $748 million and the outstanding balance on the revolving facility was $265 million.

As of March 31, 2020, we had outstanding $500 million in aggregate principle balance of 5.750% senior unsecured notes due in 2027, $500 million in aggregate principle balance of 6.125% senior unsecured notes due in 2029, $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022.

Our revolving trade receivables securitization facility provides the Company with up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of March 31, 2020 and December 31, 2019, the Company had $293 million and $270 million, respectively, outstanding under the facility.

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

Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the three months ended March 31, 2020, the Company paid cash dividends of $6 million. During the three months ended March 31, 2019, the Company paid dividends-in-kind of $12 million.

The remaining Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

As of March 31, 2020 and December 31, 2019, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 13.2 million and 13.3 million, respectively.

Employee Benefit Plans In 2020, we expect to make contributions of $21 million to our international pension plans, $50 million to our postemployment plan and $2 million to our postretirement plan. For additional information, refer to Note 7, Employee Benefit Plans of the Notes to the Condensed Consolidated Financial Statements.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at March 31, 2020 and December 31, 2019 were $275 million and $475 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of March 31, 2020, our cash and cash equivalents totaled $1.21 billion and our total debt was $4.42 billion.

In order to build a stronger liquidity position, we have taken steps to improve working capital and are addressing certain business impacts with spending cuts. We have taken several steps to build our cash reserve to improve our financial liquidity and flexibility and provide a cushion to help weather the impacts of the pandemic. These steps include suspending our share repurchase programs, limiting our mergers and acquisition activity, reducing salary for members of our leadership team and certain salaried employees, reducing our planned capital expenditures, eliminating most contractors, curtailing travel, freezing merit increases and hiring. Additionally, on March 24, 2020, we drew the remaining available funds of $630 million on our five-year, $1.1 billion revolving credit facility and on April 13, 2020, we issued $400 million senior unsecured notes. The COVID-19 pandemic is complex and rapidly evolving, and the ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of the pandemic as well as any additional governmental and public actions taken in response. There can be no assurance that the measures we have taken will offset the negative impact of COVID-19.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our required pension, postemployment, and postretirement plan contributions, remediation and other payments related to the environmental matters, debt servicing obligations, and our operating requirements for the next twelve months.

Contractual and Other Commercial Commitments

There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC Regulation S-K Item 303 (a) (4) (ii).
Critical Accounting Policies and Estimates
Management reassessed the critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K and determined that there were no changes to our critical accounting policies or our estimates associated with those policies in the three months ended March 31, 2020.
New Accounting Pronouncements
See discussion in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”), including statements containing the words “expect,” “anticipate,” “outlook,” “intend,” “plan,” “believe,” “will,” “should,” “would,” “could,” “designed,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to NCR’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: the impact of the novel strain of the coronavirus identified in late 2019 (“COVID-19”) pandemic on our workforce, operations and financial results, including the impact on our customer’s businesses; manufacturing disruptions, including those caused by or related to outsourced manufacturing or disruptions in our supply chain due to the COVID-19 pandemic; strength of demand for the products we offer or will offer in the future consistent with our strategy and its effect on our businesses; domestic and global economic and credit conditions including, in particular, those resulting from the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial services and retail industries, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, execution of the United Kingdom's exit from the European Union, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices; the transformation of our business and shift to increased software and services revenue, as well as recurring revenue; our ability to improve execution in our sales and services organizations; our ability to successfully introduce new solutions and compete in the technology industry; cybersecurity risks and compliance with data privacy and protection requirements; the possibility of disruptions in or problems with our data center hosting facilities; the impact of the March 2020 tornadoes in the greater Nashville area on an NCR Global Fulfillment Center in Mt. Juliet, Tennessee operated by a third party, including the sufficiency and effectiveness of our or our third-party logistics partner’s business continuity plans, the adequacy of our property damage and business interruption insurance coverage and our ability to recover under the applicable policies; defects or errors in our products; the impact of our indebtedness and its terms on our financial and operating activities; the historical seasonality of our sales; tax rates and tax legislation; foreign currency fluctuations; the success of our restructuring plans and cost reduction savings initiatives; the availability and success of acquisitions, divestitures and alliances; our pension strategy and underfunded pension obligations; reliance on third party suppliers; the impact of the terms of our Series A Convertible Preferred Stock; our multinational operations, including in new and emerging markets; collectability difficulties in subcontracting relationships in certain geographical markets; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; uncertainties or delays associated with the transition of key business leaders; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims, and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $6 million as of March 31, 2020 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in the first quarter of 2020 compared to the first quarter of 2019 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 1% on first quarter 2020 revenue versus first quarter 2019 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 52% of our borrowings were on a fixed rate basis as of March 31, 2020. The increase in pre-tax interest expense for the three months ended March 31, 2020 from a hypothetical 100 basis point increase in variable interest rates would be approximately $4 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2020, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2020, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 8, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.	RISK FACTORS

Part I, Item 1A ("Risk Factors") of the Company’s 2019 Annual Report on Form 10-K (the 2019 Annual Report) includes a discussion of the risks and uncertainties related to our business. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the 2019 Annual Report. Except as presented below, there have been no material changes from the risk factors described in the 2019 Annual Report.

The recent novel coronavirus (COVID-19) outbreak could materially adversely affect our business, financial condition and results of operations.

The impact of COVID-19 has grown throughout the world, including in the United States. Governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, quarantines, shelter in place orders and shutdowns. While we have implemented programs to mitigate the impact of these measures on our results of operations, there can be no assurance that these programs will be successful. There is significant uncertainty regarding such measures and potential future measures.

Our manufacturing and distribution facilities are located in areas that have been affected by the pandemic and have taken measures to try to contain it. Restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our distributors and suppliers, could limit customer demand and/or our capacity to meet customer demand and have a material adverse effect on our business, financial condition and results of operations.

The continued spread of COVID-19 could cause delay, or limit the ability of, customers to continue to operate and perform, including in making timely payments to us, or cause a decrease in customer demand or a slowdown in customer expansion. Local governmental restrictions and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumers to avoid or limit gatherings in public places or social interactions, which could adversely impact the businesses of our customers. For example, customers in our small and medium business market have experienced significant near-term working capital and adverse cash flow impacts as a result of the COVID-19 pandemic. Similarly, customers in our department and specialty retail market have encountered significant adverse impacts as a result of temporary closures of physical stores in connection with COVID-19. Furthermore, negative economic conditions related to the COVID-19 pandemic may impact the willingness of our customers to make capital expenditures or pay accounts receivable, the ability of our customers to obtain financing for the purchase of our products, or the amount of disposable income available to consumers, which may adversely impact the businesses of our customers. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

In addition, the spread of COVID-19 has caused us to modify our business practices, such as employee work locations, and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, distributors, suppliers and contractors. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. These measures, and similar measures at our customers, have resulted in and may result in further installation delays.

COVID-19 or any other adverse public health development could inhibit our ability to execute our strategic initiatives including, without limitation, expanding our customer base by increasing our use of indirect sales channels and by developing, marketing and selling solutions aimed at the small and medium business market, improving the experience of our customers, investing in growing identified strategic growth platforms and shifting the mix of revenue in our business to software and services revenue as well as recurring revenue.

The degree to which COVID-19 affects our financial results and operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

To the extent the COVID-19 pandemic materially adversely affects our business and financial results, it may also have the effect of significantly heightening many of the other risks associated with our business and substantial indebtedness, including those described in our most recent Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, $153 million was available for repurchases under the March 2017 program, and approximately $488 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

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

Recent Repurchases

The following table provides information relating to the Company's repurchases of common stock for the three months ended March 31, 2020, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Time Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Current Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under Programs (1)
January 1 through January 31, 2020	—	N/A	—	$681,476,853
February 1 through February 29, 2020	—	N/A	—	$681,476,853
March 1 through March 31, 2020	1,921,900	$21.29	1,921,900	$640,516,835
For the quarter ended March 31, 2020	1,921,900	$21.29	1,921,900

(1) The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended March 31, 2020, 0.7 million shares were purchased at an average price of $31.44 per share.

Item 6.     EXHIBITS

10.1	Form of 2020 Premium-Priced Option Award Agreement under the NCR Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”). *

10.2	Form of 2020 Premium-Priced Option Award Agreement under the 2017 Stock Incentive Plan (Executive Chairman; President and Chief Executive Officer). *

10.3	Form of 2020 Senior Executive Team Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan. *

10.4	Form of 2020 Senior Executive Team Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Executive Chairman; President and Chief Executive Officer). *

10.5	Form of 2020 Key Employee Performance-Based Restricted Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan. *

10.6	Form of 2020 Time-Based Restricted Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan. *

10.7	Separation Agreement, dated December 18, 2019, between Paul E. Langenbahn and NCR Corporation.*

10.8
First Amendment, dated as of October 7, 2019, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011 as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, and as further amended and restated as of August 28, 2019.

10.9
Sixth Amendment to Receivables Financing Agreement, dated as of March 31, 2020, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo Mitsubishi UFJ, Ltd., New York Branch) and Victory Receivables Corporation, as lenders.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019; (ii) our condensed consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019; (iii) our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019; (iv) our condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019; (v) our condensed consolidated statements of changes in stockholder's equity for the three months ended March 31, 2020 and 2019; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	May 1, 2020	By:	/s/ Andre J. Fernandez
Andre J. Fernandez Executive Vice President and Chief Financial Officer