Form 10-Q
period 2020-06-30
NCR CORP
filed 2020-07-31
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
Commission File Number 001-00395
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
        As of July 17, 2020, there were approximately 128.4 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Product revenue	$481	$664	$955	$1,203
Service revenue	1,003	1,046	2,032	2,043
Total revenue	1,484	1,710	2,987	3,246
Cost of products	411	539	802	992
Cost of services	701	700	1,416	1,372
Selling, general and administrative expenses	234	252	489	504
Research and development expenses	49	62	114	121
Total operating expenses	1,395	1,553	2,821	2,989
Income (loss) from operations	89	157	166	257
Interest expense	(57)	(45)	(107)	(90)
Other expense, net	(2)	(9)	(4)	(17)
Income (loss) from continuing operations before income taxes	30	103	55	150
Income tax expense (benefit)	(34)	15	(33)	24
Income (loss) from continuing operations	64	88	88	126
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	64	88	88	126
Net income (loss) attributable to noncontrolling interests	—	—	1	1
Net income (loss) attributable to NCR	$64	$88	$87	$125
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$64	$88	$87	$125
Dividends on convertible preferred stock	(7)	(12)	(13)	(25)
Income (loss) from continuing operations attributable to NCR common stockholders	57	76	74	100
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to NCR common stockholders	$57	$76	$74	$100
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.45	$0.63	$0.58	$0.83
Diluted	$0.44	$0.58	$0.57	$0.81
Net income (loss) per common share
Basic	$0.45	$0.63	$0.58	$0.83
Diluted	$0.44	$0.58	$0.57	$0.81
Weighted average common shares outstanding
Basic	128.0	120.2	128.0	119.8
Diluted	128.9	152.7	129.7	123.0
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Net income (loss)	$64	$88	$88	$126
Other comprehensive (loss) income:
Currency translation adjustments
Currency translation gains (losses)	17	(8)	(44)	11
Derivatives
Unrealized gains (losses) on derivatives	(3)	—	—	1
Gains on derivatives recognized during the period	—	(2)	(1)	(3)
Less income tax	1	1	—	1
Employee benefit plans
Amortization of prior service benefit	(1)	(2)	(2)	(4)
Amortization of actuarial losses (gains)	(1)	—	(2)	(1)
Less income tax	1	—	2	—
Other comprehensive income (loss)	14	(11)	(47)	5
Total comprehensive income (loss)	78	77	41	131
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	—	—	1	1
Currency translation losses	—	—	(1)	—
Amounts attributable to noncontrolling interests	—	—	—	1
Comprehensive income (loss) attributable to NCR	$78	$77	$41	$130
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,681	$509
Accounts receivable, net of allowances of $54 and $44 as of June 30, 2020 and December 31, 2019, respectively	1,249	1,490
Inventories	782	784
Other current assets	424	361
Total current assets	4,136	3,144
Property, plant and equipment, net	394	413
Goodwill	2,823	2,832
Intangibles, net	562	607
Operating lease assets	347	391
Prepaid pension cost	182	178
Deferred income taxes	849	821
Other assets	656	601
Total assets	$9,949	$8,987
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$217	$282
Accounts payable	680	840
Payroll and benefits liabilities	249	308
Contract liabilities	563	502
Other current liabilities	585	606
Total current liabilities	2,294	2,538
Long-term debt	4,473	3,277
Pension and indemnity plan liabilities	864	858
Postretirement and postemployment benefits liabilities	114	111
Income tax accruals	91	92
Operating lease liabilities	334	369
Other liabilities	254	240
Total liabilities	8,424	7,485
Commitments and Contingencies (Note 9)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.4 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; redemption amount and liquidation preference of $405 and $399 as of June 30, 2020 and December 31, 2019, respectively	402	395
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 128.2 and 127.7 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Paid-in capital	300	312
Retained earnings	1,134	1,060
Accumulated other comprehensive loss	(315)	(269)
Total NCR stockholders’ equity	1,120	1,104
Noncontrolling interests in subsidiaries	3	3
Total stockholders’ equity	1,123	1,107
Total liabilities and stockholders’ equity	$9,949	$8,987
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2020	2019
Operating activities
Net income (loss)	$88	$126
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	—
Depreciation and amortization	176	160
Stock-based compensation expense	45	48
Deferred income taxes	(30)	(17)
Impairment of other assets	4	—
Gain on sale of property, plant and equipment	(2)	(6)
Changes in assets and liabilities:
Receivables	253	(71)
Inventories	(14)	(64)
Current payables and accrued expenses	(230)	(144)
Contract liabilities	56	76
Employee benefit plans	(3)	(9)
Other assets and liabilities	(60)	(28)
Net cash provided by operating activities	283	71
Investing activities
Expenditures for property, plant and equipment	(18)	(35)
Proceeds from sale of property, plant and equipment	7	11
Additions to capitalized software	(122)	(103)
Business acquisitions, net	(25)	(12)
Purchases of investments	(6)	—
Proceeds from sales of investments	11	—
Other investing activities, net	(1)	5
Net cash used in investing activities	(154)	(134)
Financing activities
Short term borrowings, net	—	4
Payments on term credit facilities	(4)	(39)
Payments on revolving credit facilities	(666)	(914)
Borrowings on term credit facilities	3	—
Borrowings on revolving credit facilities	1,404	897
Proceeds from issuance of senior unsecured notes	400	—
Debt issuance costs	(8)	—
Series A Preferred Stock Dividends	(6)	—
Repurchases of Common Stock	(41)	—
Proceeds from employee stock plans	9	10
Tax withholding payments on behalf of employees	(25)	(16)
Net change in client funds obligations	(3)	—
Other financing activities	(6)	—
Net cash provided by (used in) financing activities	1,057	(58)
Cash flows from discontinued operations
Net cash provided by (used in) operating activities	6	(11)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	1
Increase (decrease) in cash, cash equivalents, and restricted cash	1,176	(131)
Cash, cash equivalents and restricted cash at beginning of period	563	532
Cash, cash equivalents and restricted cash at end of period	$1,739	$401
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2019	127	$1	$312	$1,060	$(269)	$3	$1,107
Comprehensive income:
Net income	—	—	—	23	—	1	24
Other comprehensive income (loss)	—	—	—	—	(60)	(1)	(61)
Total comprehensive income (loss)	—	—	—	23	(60)	—	(37)
Employee stock purchase and stock compensation plans	2	—	4	—	—	—	4
Series A convertible preferred stock dividends	—	—	—	(6)	—	—	(6)
Repurchase of Company common stock	(2)	—	(41)	—	—	—	(41)
March 31, 2020	127	1	275	1,077	(329)	3	1,027
Comprehensive income:
Net income	—	—	—	64	—	—	64
Other comprehensive income	—	—	—	—	14	—	14
Total comprehensive income	—	—	—	64	14	—	78
Employee stock purchase and stock compensation plans	1	—	25	—	—	—	25
Series A convertible preferred stock dividends	—	—	—	(7)	—	—	(7)
June 30, 2020	128	$1	$300	$1,134	$(315)	$3	$1,123
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited) - (Continued)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2018	119	$1	$34	$606	$(246)	$4	$399
Comprehensive income:
Net income	—	—	—	37	—	1	38
Other comprehensive income	—	—	—	—	16	—	16
Total comprehensive income	—	—	—	37	16	1	54
Employee stock purchase and stock compensation plans	1	—	14	—	—	—	14
Series A convertible preferred stock dividends	—	—	—	(13)	—	—	(13)
March 31, 2019	120	1	48	630	(230)	5	454
Comprehensive income:
Net income	—	—	—	88	—	—	88
Other comprehensive income	—	—	—	—	(11)	—	(11)
Total comprehensive income	—	—	—	88	(11)	—	77
Employee stock purchase and stock compensation plans	—	—	28	—	—	—	28
Repurchase of Common Stock	—	—	—	—	—	—	—
Series A convertible preferred stock dividends	—	—	—	(12)	—	—	(12)
June 30, 2019	120	$1	$76	$706	$(241)	$5	$547
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

Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing novel coronavirus (COVID-19) pandemic. The severity, magnitude and duration of the COVID-19 pandemic, and the resulting economic consequences, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects of COVID-19.

Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. No matters were identified that required adjustment of the Condensed Consolidated Financial Statements or additional disclosure.

Cash, Cash Equivalents, and Restricted Cash All short-term, highly liquid investments having original maturities of three months or less, including time deposits, are considered to be cash equivalents. The Company has restricted cash on deposit with a bank as collateral for letters of credit, funds held for clients as well as cash included in settlement assets. Refer to Note 2, Revisions of Previously Issued Financial Statements, for disclosure related to the revision to include funds held for clients and cash included in settlement processing assets within cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.

The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	June 30
	2020	2019 As Revised
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows
Cash and cash equivalents	$1,681	$335
Restricted cash included in other assets	9	10
Funds held for clients included in other current assets	28	46
Cash included in settlement processing assets included in other current assets	21	10
Total cash, cash equivalents and restricted cash	$1,739	$401

Contract Assets and Liabilities The following table presents the net contract asset and contract liability balances as of June 30, 2020 and December 31, 2019.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2020	December 31, 2019
Current portion of contract assets	Other current assets	$4	$9
Current portion of contract liabilities	Contract liabilities	$563	$502
Non-current portion of contract liabilities	Other liabilities	$80	$81

During the three months ended June 30, 2020, the Company recognized $303 million in revenue that was included in contract liabilities as of December 31, 2019.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made two elections that affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for Software as a Service (SaaS) contracts where variable consideration is directly allocated based on usage or when the original expected length is one year or less.

Recent Accounting Pronouncements

Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update with new guidance on accounting for credit losses on financial instruments. The new guidance includes an impairment model for estimating credit losses that is based on expected losses, rather than incurred losses. This accounting standards update is effective prospectively for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows or financial condition.

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

In December 2019, the FASB issued an accounting standards update with new guidance that removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This accounting standards update also adds guidance to reduce complexity in certain areas, including recognizing measures for the accounting for income taxes. This accounting standards update is effective for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted. The adoption of this accounting standards update did not have a material impact on the Company's net income, cash flows or financial condition.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
In March 2020, the SEC adopted final rules, effective January 4, 2021, that, among other things, amend the financial disclosure requirements of Regulation S-X under the Securities Act for guaranteed securities registered with the SEC. As permitted by such rules, the Company is voluntarily complying with the rules in advance of the effective date. Accordingly, we are no longer required to provide, and are not providing, supplemental guarantor information for NCR International, Inc.'s SEC registered guarantee of the 5.00% and 6.375% senior unsecured notes given that NCR International, Inc.'s reporting obligations with respect to guarantees under Section 15(d) of the Exchange Act have been automatically suspended.

2. REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During 2020, the Company determined there were errors in its previously issued Consolidated Statements of Cash Flows related to the business activities that commenced upon the acquisition of JetPay Corporation (JetPay) in December 2018. As a result of these errors, the Company's cash, cash equivalents and restricted cash within the Consolidated Statement of Cash Flows for the years ended December 31, 2019 and 2018 and within the Condensed Consolidated Statement of Cash Flows for the interim periods in fiscal 2019 and for the three months ended March 31, 2020, were understated. This also resulted in misclassifications of activities between net cash from operations, investing, and financing activities in each of the periods noted above.

More specifically, the Company determined: (i) the funds held for clients represent cash balances that, based upon the Company's intent, are restricted solely for the purposes of satisfying the obligations to remit funds relating to the Company's payroll and payroll tax filing services, which are classified as client fund obligations; and (ii) there are restricted cash balances included within settlement processing assets that are not yet due to the merchants. Such funds are held in a fiduciary duty, and are not available for the Company to use to fund its cash requirements. As a result, (i) the business acquisition purchase price upon the acquisition of JetPay should have been reflected net of these cash balances and (ii) the restricted cash in all periods should have been presented within cash, cash equivalents and restricted cash within the Consolidated Statement of Cash Flows.

Additionally, the Company determined the presentation of the cash inflow or outflow from client fund obligations should be reflected within financing activities rather than within operating activities beginning in the third quarter of 2019 and through December 31, 2019. However, in analyzing the impact of the change to include funds held for clients within cash, cash equivalents and restricted cash, it was determined the cash inflow or outflow from client funds obligations was incorrect.

The Company assessed the materiality of these errors on the prior period financial statements in accordance with SEC Staff Bulletin No. 99, Materiality, codified in ASC Topic 250, Accounting Changes and Error Corrections. Based on this assessment, the Company determined the impact from these errors was not material to its previously filed annual or interim financial statements. The corrections had no impact on the Company's Consolidated Statements of Income, Consolidated Statements of Comprehensive Income or Consolidated Balance Sheets in previously issued annual or interim financial statements.

However, the Company has determined that it will revise its previously issued annual and interim financial statements to correct these errors within the Consolidated Statements of Cash Flows. The revision for the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019 is reflected within the accompanying Condensed Consolidated Financial Statements and the details for the revision for all periods are presented below. The Company will effect such revisions to its Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 in connection with the future filing of its 2020 Annual Report on Form 10-K, which contain these comparative periods and will effect the revisions for the three months ended March 31, 2020 and the nine months ended September 30, 2019 in connection with the future filings of its Form 10-Q which contain these comparative periods. In addition, in the previously issued unaudited interim financial statements for the three months ended March 31, 2020, the Company revised its beginning and ending cash, cash equivalents and restricted cash balances for the three months ended March 31, 2020 and 2019, which corrected for certain errors that were known at the time of such filing.

The appropriate changes are reflected in our Condensed Consolidated Statement of Cash Flows and the corrections are reflected in the tables below:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the year ended December 31, 2018
In millions	As Reported	Adjustment	As Revised
Business acquisitions, net	$(206)	$46	$(160)
Net cash provided by (used in) investing activities	$(520)	$46	$(474)
Net increase (decrease) in client obligations	$—	$10	$10
Net cash provided by (used in) financing activities	$(58)	$10	$(48)
Increase (decrease) in cash, cash equivalents and restricted cash	$(67)	$56	$(11)
Cash, cash equivalents and restricted cash at the end of the period	$476	$56	$532

	For the three months ended March 31, 2019
In millions	As Reported in March 31, 2019 Form 10-Q	Adjustment	As Revised in March 31, 2020 Form 10-Q	Further Adjustment	As Revised
Increase (decrease) in other assets and liabilities	$(10)	$—	$(10)	$—	$(10)
Net cash provided by (used in) operating activities	$(16)	$—	$(16)	$—	$(16)
Net increase (decrease) in client obligations	$—	$17	$17	$—	$17
Net cash provided by (used in) financing activities	$36	$17	$53	$—	$53
Increase (decrease) in cash, cash equivalents and restricted cash	$(53)	$17	$(36)	$—	$(36)
Cash, cash equivalents and restricted cash at the beginning of the period	$476	$46	$522	$10	$532
Cash, cash equivalents and restricted cash at the end of the period	$423	$63	$486	$10	$496

	For the six months ended June 30, 2019
In millions	As Reported	Adjustment	As Revised
Cash, cash equivalents and restricted cash at the beginning of the period	$476	$56	$532
Cash, cash equivalents and restricted cash at the end of the period	$345	$56	$401

	For the nine months ended September 30, 2019
In millions	As Reported	Adjustment	As Revised
Net increase (decrease) in client funds	$(2)	$2	$—
Net cash provided by (used in) investing activities	$(292)	$2	$(290)
Net increase (decrease) in client obligations	$2	$(4)	$(2)
Net cash provided by (used in) financing activities	$33	$(4)	$29
Increase (decrease) in Cash, cash equivalents and restricted cash	$(67)	$(2)	$(69)
Cash, cash equivalents and restricted cash at the beginning of the period	$476	$56	$532
Cash, cash equivalents and restricted cash at the end of the period	$409	$54	$463

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the year ended December 31, 2019
In millions	As Reported	Adjustment	As Revised
Increase (decrease) in other assets and liabilities	$2	$6	$8
Net cash provided by (used in) operating activities	$628	$6	$634
Net increase (decrease) in client obligations	$(15)	$15	$—
Net cash provided by (used in) investing activities	$(527)	$15	$(512)
Net increase (decrease) in client obligations	$15	$(30)	$(15)
Net cash provided by (used in) financing activities	$(31)	$(30)	$(61)
Increase (decrease) in Cash, cash equivalents and restricted cash	$40	$(9)	$31
Cash, cash equivalents and restricted cash at the beginning of the period	$476	$56	$532
Cash, cash equivalents and restricted cash at the end of the period	$516	$47	$563

	For the three months ended March 31, 2020
In millions	As Reported	Adjustment	As Revised
Increase (decrease) in other assets and liabilities	$(90)	$(7)	$(97)
Net cash provided by (used in) operating activities	$61	$(7)	$54
Increase (decrease) in Cash, cash equivalents and restricted cash	$717	$(7)	$710
Cash, cash equivalents and restricted cash at the beginning of the period	$548	$15	$563
Cash, cash equivalents and restricted cash at the end of the period	$1,265	$8	$1,273

Consistent with the revision to the Consolidated Statement of Cash Flows described above, the Company has revised the reconciliation of cash, cash equivalents and restricted cash included in the Consolidated Statement of Cash Flows for all periods that include a revision. The appropriate changes are reflected in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019, and the corrections, as reflected in the table below to include funds held for clients and cash included in settlement assets within cash, cash equivalents and restricted cash, will be revised in connection with the future Form 10-K and 10-Q filings discussed above.

In millions	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows
Cash and cash equivalents	$1,214	$509	$388	$335	$414	$464
Restricted cash included in other assets	7	7	21	10	9	12
Funds held for clients included in other current assets	44	32	45	46	64	46
Cash included in settlement processing assets included in other current assets	8	15	9	10	9	10
Total cash, cash equivalents and restricted cash	$1,273	$563	$463	$401	$496	$532

3. BUSINESS COMBINATIONS

Acquisition of Origami

On June 6, 2019, our subsidiary, NCR Brasil Ltda. (NCR Brasil) entered into a definitive agreement with OKI Electric Industry Co., Ltd. and its Brazilian subsidiary, OKI Brasil Industria e Comércio de Produtos e Tecnologia em Automação S.A. (OKI

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Brasil), to purchase OKI Brasil's IT services and select software assets for use in the financial, retail and other industries. Neither OKI Brasil's manufacturing operations nor its printing business in Brazil are included in the acquisition. On April 9, 2020, NCR Brasil completed this acquisition through the purchase of 100% of the quotas of Origami Brasil Tecnologia e Serviços em Automação Ltda. (Origami), which became a wholly owned subsidiary of NCR Brasil. The purchase price was approximately $5 million, of which $2 million is payable in cash within two years of the acquisition date, subject to certain conditions, and the remaining $3 million is payable in cash within six years of the acquisition date, subject to purchase price adjustments.

The fair value of consideration transferred to acquire Origami was allocated to the identifiable assets and liabilities assumed based upon their estimated fair values as of the date of acquisition as set forth below. The acquisition is expected to result in a bargain purchase gain based on the purchase price being limited mostly to the net assets of the business excluding cash and investments.

In millions	Fair Value
Cash acquired	$1
Investments acquired	9
Tangible assets acquired	18
Deferred gain on business acquisition	(10)
Liabilities assumed	(13)
Total purchase consideration	$5

This allocation of the purchase price is provisional as of June 30, 2020 and the deferred gain recognized may be subject to future adjustments as the Company obtains additional information to finalize and reassess the accounting for the business combination. The estimated deferred gain on business acquisition of $10 million has been included within other current liabilities in the Condensed Consolidated Balance Sheet.

The operating results of Origami have been included within NCR's results as of the closing date of the acquisition. Supplemental pro forma information and actual revenue and earnings since the acquisition date have not been provided as this acquisition did not have a material impact on the Company's Condensed Consolidated Statements of Operations.

4. GOODWILL AND LONG-LIVED ASSETS

Hospitality Goodwill Assessment In addition to our annual goodwill impairment test performed in the fourth quarter, we perform interim impairment tests for long-lived and intangible assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of the asset (group) may not be recoverable.

Late in the quarter ended March 31, 2020, there was significant market volatility driven by the COVID-19 pandemic that drove uncertainty around our full year revenue and operating income expectations. As a result, we withdrew our full year outlook for 2020 on March 31, 2020, which was previously provided during our fourth quarter 2019 earnings conference call on February 11, 2020. Given the rapidly changing environment, we considered if there was an indication that the carrying value of net assets were in excess of the fair value for each of our reporting units. This consideration included the expected impacts to the current year cash flows, and the potential impacts to future cash flows, as well as the excess of the fair value over the carrying value from the prior year annual assessment. As a result, we determined there was an indication that the carrying value of the net assets assigned to the Hospitality reporting unit may not be recoverable.

The fair value of the Hospitality reporting unit was estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including revenue growth, operating income margin and discount rate. The market approach is performed using the Guideline Public Companies (GPC) method, which is based on earnings multiple data of peer companies.

For the Hospitality reporting unit, the Company expects the COVID-19 pandemic to have a significant impact to our customers in the table service market, travel and entertainment market and small and medium business market in the near term. The Company expects the long term growth strategy to remain intact with previous growth expectations returning in 2021. Based on

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
these assumptions, the Company determined the fair value of the Hospitality segment continues to be greater than the carrying value and therefore, no impairment existed as of March 31, 2020. Additionally, as of June 30, 2020, the Company determined there was no indication the carrying value of the net assets assigned to the Hospitality segment may not be recoverable. However, if the actual results or the anticipated timing of the recovery from the COVID-19 pandemic differ from our expectations for the Hospitality, or any, reporting unit, there is a possibility we would have to perform another interim impairment test in 2020, which could lead to an impairment of goodwill or other assets.

Goodwill by Segment The carrying amounts of goodwill by segment as of June 30, 2020 and December 31, 2019 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2019						June 30, 2020
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,774	$(101)	$1,673	$—	$—	$(6)	$1,768	$(101)	$1,667
Retail	638	(34)	604	—	—	(4)	634	(34)	600
Hospitality	402	(23)	379	3	—	(2)	403	(23)	380
Other	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$3,001	$(169)	$2,832	$3	$—	$(12)	$2,992	$(169)	$2,823

Identifiable Intangible Assets NCR's purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	June 30, 2020		December 31, 2019
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$737	$(297)	$735	$(270)
Intellectual property	2 - 8	524	(407)	529	(397)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	77	(72)	78	(68)
Total identifiable intangible assets		$1,427	$(865)	$1,431	$(824)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

In millions	Three months ended June 30, 2020	Six months ended June 30, 2020	Remainder of 2020 (estimated)
Amortization expense	$19	$41	$40

	For the years ended December 31 (estimated)
In millions	2021	2022	2023	2024	2025
Amortization expense	$73	$68	$66	$59	$51

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	June 30, 2020		December 31, 2019
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$8	2.68%	$8	4.30%
Trade Receivables Securitization Facility	200	1.14%	270	2.65%
Other (1)	9	4.70%	4	2.82%
Total short-term borrowings	$217		$282
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$736	2.68%	$740	4.30%
Revolving credit facility (1)	1,070	2.19%	265	3.76%
Senior notes:
5.00% Senior Notes due 2022	600		600
6.375% Senior Notes due 2023	700		700
8.125% Senior Notes due 2025	400		—
5.750% Senior Notes due 2027	500		500
6.125% Senior Notes due 2029	500		500
Deferred financing fees	(36)		(32)
Other (1)	3	—%	4	0.05%
Total long-term debt	$4,473		$3,277
(1) Interest rates are weighted-average interest rates as of June 30, 2020 and December 31, 2019.

Senior Secured Credit Facility On August 28, 2019, the Company entered into an amended and restated senior secured credit facility with and among certain subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, refinancing its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). The Senior Secured Credit Facility consists of a term loan facility with an aggregate principal commitment of $750 million, of which $744 million was outstanding as of June 30, 2020. Additionally, the Senior Secured Credit Facility provides for a five-year revolving credit facility with an aggregate principal amount of $1.1 billion, of which $1.07 billion was outstanding as of June 30, 2020. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of June 30, 2020, there were $28 million of letters of credit outstanding.

Up to $400 million of the revolving credit facility is available to the Foreign Borrowers, as long as there is availability under the revolving credit facility. Term loans were made to the Company in U.S. Dollars, and loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes a financial covenant that requires the Company to maintain:
•a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending on or prior to March 31, 2021, (a) the sum of 4.50 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00, and (ii) in the case of any fiscal quarter ending after March 31, 2021 and on or prior to March 31, 2023, (a) the sum of 4.25 and an amount (not to exceed 0.50) to reflect debt used to reduce NCR’s unfunded pension liabilities to (b) 1.00; and (iii) in the case of any fiscal quarter ending after March 31, 2023, (a) the sum of 4.00 and an amount (not to exceed 0.50) to reflect debt used to reduce our unfunded pension liabilities to (b) 1.00.
The Company has the option to elect to increase the maximum permitted leverage ratio by 0.25 in connection with the consummation of any material acquisition (as defined in the Senior Secured Credit Facility) for four fiscal quarters, but in no event will the maximum permitted leverage ratio, inclusive of all increases, exceed 4.75 to 1.00. At June 30, 2020, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.75 to 1.00.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
On April 13, 2020, the Company issued $400 million aggregate principal amount of 8.125% senior unsecured notes due in 2025 (the 8.125% Notes). The 8.125% Notes were sold at 100% of the principal amount, which resulted in total gross proceeds of $400 million. Interest is payable on the 8.125% Notes semi-annually in arrears at an annual rate of 8.125%, on April 15 and October 15, beginning on October 15, 2020. The 8.125% Notes will mature on April 15, 2025.

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

Trade Receivables Securitization Facility In November 2014, the Company established a revolving trade receivables securitization facility (the A/R Facility) with PNC Bank, National Association (PNC) as the administrative agent, and various lenders. In November 2019, the Company amended the A/R Facility to increase the maximum commitment made available under the Facility and extended the maturity date to November 2021. The amendment also included other modifications including the scope of receivables subject to the facility and related eligibility requirements, the adoption of a new benchmark for determining overnight funding rates and the fees and interest payable to the agent and lenders party thereto. The A/R Facility now provides for up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions, of which $200 million was outstanding as of June 30, 2020.

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $524 million and $603 million of outstanding accounts receivable as of June 30, 2020 and December 31, 2019, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

The A/R Facility contains various customary affirmative and negative covenants and default and termination provisions, which provide for the acceleration of the advances under the A/R Facility in circumstances including, but not limited to, failure to pay interest or principal when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2020 and December 31, 2019 was $4.79 billion and $3.70 billion, respectively.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax benefit was $34 million for the three months ended June 30, 2020 compared to income tax expense of $15 million for the three months ended June 30, 2019. The change was primarily driven by an increase in discrete tax benefits as well as lower income before taxes in the three months ended June 30, 2020. The increase in discrete tax benefits primarily resulted from a $48 million benefit recorded for the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits.

Income tax benefit was $33 million for the six months ended June 30, 2020 compared to income tax expense of $24 million for the six months ended June 30, 2019. The change was primarily driven by an increase in discrete tax benefits as well as lower income before taxes in the six months ended June 30, 2020. The increase in discrete tax benefits primarily resulted from a $48 million benefit recorded for the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits.

Additionally, in connection with preparing the financial statements for the six months ended June 30, 2020, the Company identified and recorded income tax benefits of $2 million related to an error in the calculation of the permanent differences on executive stock compensation and $3 million for the write-off of income tax payables incorrectly recorded in prior periods. The Company determined the impact of these errors was not material to the annual or interim financial statements of previous periods and the effect of correcting these errors was not material to the Condensed Consolidated Financial Statements for the six months ended  June 30, 2020 and is not expected to be material to the 2020 annual financial statements.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of June 30, 2020, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $30 million to $37 million in the next 12 months.

7. STOCK COMPENSATION PLANS

As of June 30, 2020, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Restricted stock units	$13	$22	$32	$42
Stock options	6	2	10	4
Employee stock purchase plan	1	1	3	2
Stock-based compensation expense	20	25	45	48
Tax benefit	(2)	(4)	(5)	(7)
Stock-based compensation expense (net of tax)	$18	$21	$40	$41

Stock-based compensation expense is recognized in the financial statements based upon grant date fair value.

In the six months ended June 30, 2020, the stock options granted were premium-priced stock options, in which the exercise price is equal to 115% of the closing stock price on the date of the grant. The exercise price of the stock options granted in the six months ended June 30, 2020 was $37.97. The weighted average fair value of the option grants was $7.80 for the six months ended June 30, 2020 based on using a Monte-Carlo simulation model and will be recognized over the requisite service period. These option grants have a seven year contractual term that vest at the end of 36 months. For the six months ended June 30,

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
2019, the weighted average fair value of option grants was $8.07 with a seven year contractual term that vest ratably over four years. The table below details the assumptions used in determining the fair value of the option grants.

	Six months ended June 30
	2020	2019
Dividend yield	$—	$—
Risk-free interest rate	1.44%	2.50%
Expected volatility	33.51%	34.79%
Expected holding period (years)	3.7	3.9

Expected volatility is calculated as the historical volatility of the Company’s stock over a period equal to the expected term of the options, as management believes this is the best representation of prospective trends. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected holding period represents the period of time that options are expected to be outstanding. For options granted during the six months ended June 30, 2020, the seven-year U.S. Treasury yield curve was used to determine the risk-free interest rate. For options granted during the six months ended June 30, 2019, the risk-free interest rate was determined based on a blend of the three and five-year U.S. Treasury yield curves in effect at the time of the grant.

As of June 30, 2020, the total unrecognized compensation cost of $84 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.0 year. As of June 30, 2020, the total unrecognized compensation cost of $57 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.3 years.

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

For the three months ended June 30, 2020, employees purchased 0.3 million shares, at a discounted price of $14.72. For the three months ended June 30, 2019, employees purchased 0.2 million shares, at a discounted price of $24.02.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2020	2019	2020	2019	2020	2019
Net service cost	$—	$—	$2	$1	$2	$1
Interest cost	13	17	2	5	15	22
Expected return on plan assets	(9)	(12)	(6)	(7)	(15)	(19)
Net periodic benefit cost (income)	$4	$5	$(2)	$(1)	$2	$4

Components of net periodic benefit cost (income) of the pension plans for the six months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2020	2019	2020	2019	2020	2019
Net service cost	$—	$—	$3	$3	$3	$3
Interest cost	26	$33	6	$10	32	$43
Expected return on plan assets	(18)	$(22)	(13)	$(15)	(31)	$(37)
Net periodic benefit cost (income)	$8	$11	$(4)	$(2)	$4	$9

The benefit from the postretirement plan for the following periods were:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Interest cost	$—	$—	$—	$—
Amortization of:
Prior service benefit	—	(1)	(1)	$(2)
Net postretirement benefit	$—	$(1)	$(1)	$(2)

The net cost of the postemployment plan for the following periods were:

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Net service cost	$7	$5	$13	$19
Interest cost	1	1	1	2
Amortization of:
Prior service benefit	(1)	(1)	(1)	(2)
Actuarial gain	(1)	—	(2)	(1)
Net benefit cost	$6	$5	$11	$18

Employer Contributions

Pension For the three and six months ended June 30, 2020, NCR contributed $4 million and $9 million, respectively, to its international pension plans. NCR anticipates contributing an additional $12 million to its international pension plans for a total of $21 million in 2020.

Postretirement For the three and six months ended June 30, 2020, NCR made $1 million of contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $1 million to its U.S. postretirement plan for a total of $2 million in 2020.
Postemployment For the three and six months ended June 30, 2020, NCR contributed $3 million and $7 million, respectively, to its postemployment plan. NCR anticipates contributing an additional $23 million to its postemployment plan for a total of $30 million in 2020.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Nashville Tornado On March 3, 2020, one of our Global Fulfillment Centers, operated with a third-party logistics partner in Mount Juliet, Tennessee, was severely impacted by tornadoes in the greater Nashville area. We maintain substantial property damage insurance coverage for this Global Fulfillment Center and have worked, and continue to work, closely with our insurance carrier and claims adjusters to ascertain the property damage, which mainly consisted of raw materials and finished goods inventory. The Company determined approximately $105 million of the inventory to be a total loss as of June 30, 2020 and as such, was written-off with an offsetting insurance receivable recorded, which was included within other current assets in the Condensed Consolidated Balance Sheet with no net impact on cost of sales. The insurance receivable was based on the amount probable of recovery based on the terms of the insurance policy. The remaining $45 million of inventory requires further assessment to determine recoverability, which remains ongoing as of June 30, 2020. As of June 30, 2020, we received a total of $91 million as an advance from the insurance carrier with $14 million remaining as an insurance receivable. Additionally, our insurance policy also provides for business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. As of June 30, 2020, the Company has incurred $9 million of other expenses, mainly related to expedite freight, professional services and contractor charges. The Company has received a $4 million insurance payment related to these expenses. The Company has recorded an insurance receivable for the remainder based on the amount probable of recovery based on the terms of the insurance policy.

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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of June 30, 2020 and December 31, 2019, the receivable under the Funding Agreement was approximately $53 million, respectively, and was included in other assets in the Condensed Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable in 2020 or later, likely after the remediation efforts related to the Fox River matter, described below, are complete. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

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

The CD settlement has now resolved the remaining Fox River-related contribution and enforcement claims against the Company. The key components of the approved CD settlement include (1) the Company’s commitment to complete the remediation of the Fox River, which is now expected to be completed in July 2020; (2) the Company’s conditional agreement to waive its contribution claims against the two remaining defendants in the case, GP and Glatfelter; (3) the Company’s agreement not to appeal the trial court’s decision on divisibility of harm; (4) the Governments’ agreement to include in the settlement so-called “contribution protection” in the Company’s favor as to GP’s and Glatfelter’s contribution claims against the Company, the effect of which will be to extinguish those claims; (5) the Governments’ agreement not to pursue the Company for the Governments’ past oversight costs; and (6) the Governments’ agreement to exercise prosecutorial discretion in pursuing other parties for future oversight costs and long-term monitoring and maintenance, with the Company retaining so-called “backstop” liability in the event that the other parties fail to pay future oversight costs or to perform long-term monitoring and maintenance. Additionally, although certain state law claims by GP and Glatfelter against the Company may not be affected directly by the CD settlement, the CD settlement provides that the Company’s contribution claims against those two parties will revive if those parties attempt to assert any claims against the Company relating to the Fox River, including any state law claims.
In the quarter ending September 30, 2017, the remediation general contractor commenced an arbitration against the LLC, in a dispute over contract interpretation. The hearing on this matter was completed in June 2019, and the parties submitted post-trial briefs in August 2019. The amounts claimed by the contractor range from approximately $46 million to approximately $53 million; the Company disputed the claims and contested them vigorously during the hearing. In November 2019, having rejected substantial portions of the claims, the arbitration panel awarded the contractor $10 million. The Company’s indemnitors and co-obligors, described below, were responsible for the majority of the award, with the Company’s share being approximately one-fourth of the award.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of June 30, 2020, the gross reserve for the Fox River matter was approximately $4 million, compared to $5 million as of December 31, 2019. As of June 30, 2020, the net reserve for the Fox River matter was approximately $26 million, compared to $16 million as of December 31, 2019. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of June 30, 2020 and December 31, 2019, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
In July 2018, the Company appealed to the United States Court of Appeals for the Sixth Circuit both the 2013 court decision, which it believes is in conflict with a decision from the Fox River trial court as to Operable Unit 1 of that site and an affirmance of that decision from the Court of Appeals for the Seventh Circuit, and the 2018 court decision, on various legal grounds. The Company filed a bond to stay any execution of the judgment pending the appeal, and its application for a stay was approved by the court and remains stayed as of June 2020.
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

The Consent Decree was subject to a public comment period, which ended February 18, 2020, and the Company is still awaiting approval of the Consent Decree. In May 2020, the US and state agencies filed motions supporting entry of the Consent Decree, and in June 2020, the court permitted GP and the other two Kalamazoo defendants to intervene to file motions in opposition to the Consent Decree. A decision on approval of the Consent Decree is not expected until completion of all briefing in August 2020.

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
As of June 30, 2020 and December 31, 2019, the total reserve for Kalamazoo was $80 million and $81 million, respectively. That figure is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. As many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time), the Company has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of NCR’s potential liability remains subject to many uncertainties, notwithstanding the settlement of this matter and related Consent Decree noted above, particularly inasmuch as remedy decisions and cost estimates will not be generated until times in the future and as most of the work to be performed will take place through the 2030s. Under other assumptions or estimates for possible costs of remediation, which the Company does not at this point consider to be reasonably estimable or verifiable, it is possible that the reserve the Company has taken to discontinued operations reflected in this paragraph could more than approximately double the reflected reserve.
Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of the period ended June 30, 2020, NCR had disposed of more than a third of its lower-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. Based on communications with the agency, the earliest that high-concentration wastes can be disposed of will be in early 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company has adjusted its existing reserve for the matter to take into account this cost estimate, and that reserve as of June 30, 2020 is $20 million compared to $19 million at December 31, 2019. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through June 30, 2020, NCR has received a combined gross total of approximately $202 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, owing to considerations under applicable Michigan law. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
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

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of June 30, 2020 and December 31, 2019, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	2020	2019
Warranty reserve liability
Beginning balance as of January 1	$21	$26
Accruals for warranties issued	15	16
Settlements (in cash or in kind)	(18)	(20)
Ending balance as of June 30	$18	$22

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

10. LEASING

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

The following table presents our lease balances as of June 30, 2020 and December 31, 2019:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$347	$391
Finance lease assets	Property, plant and equipment, net	54	38
Accumulated Amortization of Finance lease assets	Property, plant and equipment, net	(12)	(5)
Total leased assets		$389	$424
Liabilities
Current
Operating lease liabilities	Other current liabilities	$83	$91
Finance lease liabilities	Other current liabilities	14	10
Noncurrent
Operating lease liabilities	Operating lease liabilities	334	369
Finance lease liabilities	Other liabilities	31	25
Total lease liabilities		$462	$495

The following tables present our lease costs for operating and finance leases:

In millions	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating lease cost	$30	$62
Finance lease cost
Amortization of leased assets	3	6
Interest on lease liabilities	1	1
Short-Term lease cost	1	2
Variable lease cost	9	16
Total lease cost	$44	$87

In millions	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Operating lease cost	$34	$69
Finance lease cost
Amortization of leased assets	1	1
Interest on lease liabilities	—	—
Short-Term lease cost	1	3
Variable lease cost	7	16
Total lease cost	$43	$89

The following tables present the supplemental cash flow information:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30, 2020	Six months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31	$61
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$3	$6
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$4	$2
Finance Leases	$7	$15

In millions	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38	$70
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$8	$20
Finance Leases	$8	$9

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2020:

In millions	Operating Leases	Finance Leases
Remainder of 2020	$59	$8
2021	89	16
2022	67	15
2023	45	8
2024	38	1
Thereafter	271	—
Total lease payments	569	48
Less: Amount representing interest	(152)	(3)
Present value of lease liabilities	$417	$45

As of June 30, 2020, we have additional operating leases of $69 million, primarily for a real estate lease in Europe, that have not yet commenced. This operating lease is expected to commence in 2021 with a lease term of 10 years.

The following table presents the weighted average remaining lease term and interest rates:

	June 30, 2020	December 31, 2019
Weighted average lease term:
Operating leases	9.1 years	8.9 years
Finance leases	3.1 years	3.4 years
Weighted average interest rates:
Operating leases	6.45%	6.42%
Finance leases	4.44%	3.72%

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the three months ended June 30, 2020 and 2019, the Company paid dividends-in-kind of $7 million and $12 million, respectively. During the six months ended June 30, 2020, the Company paid total dividends of $13 million of which $7 million were dividends-in-kind and $6 million were paid in cash. During the six months ended June 30, 2019, the Company paid dividends-in-kind of $24 million. As of June 30, 2020 and December 31, 2019, the Company had accrued dividends of $1 million, respectively, associated with the Series A Convertible Preferred Stock.

As of June 30, 2020 and December 31, 2019, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 13.5 million and 13.3 million shares, respectively.

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

The holders of Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not qualify as participating securities. See Note 7, Stock Compensation Plans for share information on NCR’s stock compensation plans.

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Numerator:
Income from continuing operations	$64	$88	$87	$125
Dividends on Series A Convertible Preferred Stock	(7)	(12)	(13)	(25)
Income from continuing operations attributable to NCR common stockholders	57	76	74	100
Loss from discontinued operations, net of tax	—	—	—	—
Net income attributable to NCR common stockholders	$57	$76	$74	$100

Denominator:
Basic weighted average number of shares outstanding	128.0	120.2	128.0	119.8

Basic earnings per share:
From continuing operations	$0.45	$0.63	$0.58	$0.83
From discontinued operations	—	—	—	—
Total basic earnings per share	$0.45	$0.63	$0.58	$0.83

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Numerator:
Income from continuing operations	$64	$88	$87	$125
Dividends on Series A Convertible Preferred Stock	(7)	—	(13)	(25)
Income from continuing operations attributable to NCR common stockholders	57	88	74	100
Loss from discontinued operations, net of tax	—	—	—	—
Net income attributable to NCR common stockholders	$57	$88	$74	$100

Denominator:
Basic weighted average number of shares outstanding	128.0	120.2	128.0	119.8
Dilutive effect of as-if converted Series A Convertible Preferred Stock	—	29.6	—	—
Dilutive effect of restricted stock units and stock options	0.9	2.9	1.7	3.2
Weighted average diluted shares	128.9	152.7	129.7	123.0

Diluted earnings per share:
From continuing operations	$0.44	$0.58	$0.57	$0.81
From discontinued operations	—	—	—	—
Total diluted earnings per share	$0.44	$0.58	$0.57	$0.81

For the three months ended June 30, 2020, shares related to the as-if converted Series A Convertible Preferred Stock of 13.4 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended June 30, 2020, weighted average restricted stock units and stock options of 11.4 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

For the six months ended June 30, 2020, shares related to the as-if converted Series A Convertible Preferred Stock of 13.3 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the six months ended June 30, 2020, weighted average restricted stock units and stock options of 9.9 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2020, the balance in AOCI related to foreign exchange derivative transactions was zero, net of tax. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

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
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Fair Values of Derivative Instruments
	June 30, 2020
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$155	$1	Other current liabilities	$79	$2
Total derivatives designated as hedging instruments			$1			$2
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$174	$1	Other current liabilities	$319	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$2			$3

	Fair Values of Derivative Instruments
	December 31, 2019
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$55	$1	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$1			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$71	$1	Other current liabilities	$264	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$2			$1

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2020	For the three months ended June 30, 2019	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2020	For the three months ended June 30, 2019
Foreign exchange contracts	$(3)	$—	Cost of products	$—	$(2)

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2020	For the six months ended June 30, 2019	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Foreign exchange contracts	$—	$1	Cost of products	$(1)	$(3)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended June 30		Six months ended June 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2020	2019	2020	2019
Foreign exchange contracts	Other (expense), net	$5	$(3)	$11	$(8)

Refer to Note 13. Derivatives and Hedging Instruments, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for expected losses are adequate. As of June 30, 2020, we did not have any significant concentration of credit risk related to financial instruments.

14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are set forth as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	June 30, 2020
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$1,365	$1,365	$—	$—
Foreign investments(2)	4	—	4	—
Foreign exchange contracts (2)	2	—	2	—
Total	$1,371	$1,365	$6	$—
Liabilities:
Foreign exchange contracts (3)	$3	$—	$3	$—
Total	$3	$—	$3	$—

	December 31, 2019
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$15	$15	$—	$—
Foreign exchange contracts (2)	2	—	2	—
Total	$17	$15	$2	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

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

Foreign Investments As a result of our acquisition of Origami, as noted within Note 3, Business Combinations, we acquired investments held in Brazil. The investments include an investment fund similar to a mutual fund as well as certificates of deposit. The investments are valued using observable, either directly or indirectly, inputs for substantially the full term of the assets and are classified within Level 2 of the valuation hierarchy.

Foreign Exchange Contracts As a result of our global operating activities, we are exposed to risks from changes in foreign currency exchange rates, which may adversely affect our financial condition. To manage our exposures and mitigate the impact of currency fluctuations on our financial results, we hedge our primary transactional exposures through the use of foreign exchange forward and option contracts. The foreign exchange contracts are valued using the market approach based on observable market transactions of forward rates and are classified with in Level 2 of the valuation hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three months ended June 30, 2020 and 2019.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2019	$(260)	$(10)	$1	$(269)
Other comprehensive income (loss) before reclassifications	(43)	—	—	(43)
Amounts reclassified from AOCI	—	(2)	(1)	(3)
Net current period other comprehensive (loss) income	(43)	(2)	(1)	(46)
Balance as of June 30, 2020	$(303)	$(12)	$—	$(315)

Reclassifications Out of AOCI

	For the three months ended June 30, 2020
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	—	(1)
Selling, general and administrative expenses	(1)	—	—	(1)
Total before tax	$(1)	$(1)	$—	$(2)
Tax expense				1
Total reclassifications, net of tax				$(1)

	For the three months ended June 30, 2019
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(2)	$(2)
Cost of services	—	—	—	—
Selling, general and administrative expenses	—	(2)	—	(2)
Total before tax	$—	$(2)	$(2)	$(4)
Tax expense				1
Total reclassifications, net of tax				$(3)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the six months ended June 30, 2020
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(1)	$(1)
Cost of services	(1)	(2)	—	(3)
Selling, general and administrative expenses	(1)	—	—	(1)
Total before tax	$(2)	$(2)	$(1)	$(5)
Tax expense				2
Total reclassifications, net of tax				$(3)

	For the six months ended June 30, 2019
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(3)	$(3)
Cost of services	(1)	(2)	—	$(3)
Selling, general and administrative expenses	—	(2)	—	$(2)
Total before tax	$(1)	$(4)	$(3)	$(8)
Tax expense				1
Total reclassifications, net of tax				$(7)

16. SEGMENT INFORMATION AND CONCENTRATIONS

The Company manages and reports the following segments:

•Banking - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software; cash management and video banking software and customer-facing digital banking services; and related installation, maintenance, and managed and professional services.
•Retail - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. The solutions offered serve the following customer markets in the retail industry: food, drug and mass merchandisers; department and specialty retailers; convenience and fuel retailers, and small and medium retailers. These solutions primarily include retail-oriented technologies, such as point of sale terminals and point of sale software; a retail software platform with a comprehensive suite of retail software applications; innovative self-service kiosks, such as self-checkout; as well as bar-code scanners. We also offer installation, maintenance, managed and professional services as well as payment processing solutions.
•Hospitality - We offer solutions to customers in the hospitality industry, serving businesses in the following markets: quick service restaurants, table service restaurants, small and medium restaurants and travel and entertainment venues. Our solutions include point of sale hardware and software solutions, installation, maintenance, managed and professional services as well as payment processing solutions.
•Other - This category includes telecommunications and technology solutions where we offer maintenance as well as managed and professional services for third-party hardware provided to select manufacturers who value and leverage our global service capability.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

The following table presents revenue and operating income by segment:

In millions	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Revenue by segment
Banking	$763	$868	$1,526	$1,626
Retail	483	558	955	1,069
Hospitality	160	202	329	395
Other	78	82	177	156
Consolidated revenue	$1,484	$1,710	$2,987	$3,246
Operating income by segment
Banking	$92	$129	$195	$224
Retail	17	40	22	66
Hospitality	—	13	(9)	29
Other	7	10	12	20
Subtotal - segment operating income	116	192	220	339
Other adjustments (1)	27	35	54	82
Income from operations	$89	$157	$166	$257

(1)The following table presents the other adjustments for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Transformation and restructuring costs	$8	$14	$13	$40
Acquisition-related amortization of intangible assets	19	21	41	42
Total other adjustments	$27	$35	$54	$82

The following table presents revenue by geography for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Americas	$886	$1,029	$1,778	$1,949
Europe, Middle East and Africa (EMEA)	407	452	810	871
Asia Pacific (APJ)	191	229	399	426
Total revenue	$1,484	$1,710	$2,987	$3,246

The following tables present revenue from products and services for NCR:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Product revenue	$481	$664	$955	$1,203
Professional services and installation services revenue	189	270	416	508
Recurring revenue, including maintenance, cloud revenue and payments	814	776	1,616	1,535
Total revenue	$1,484	$1,710	$2,987	$3,246

In millions	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Software	$460	$496	$934	$963
Services	605	622	1,241	1,207
Hardware	419	592	812	1,076
Total revenue	$1,484	$1,710	$2,987	$3,246

i
17. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2020	December 31, 2019
Accounts receivable
Trade	$1,266	$1,482
Other	37	52
Accounts receivable, gross	1,303	1,534
Less: allowance for credit losses	(54)	(44)
Total accounts receivable, net	$1,249	$1,490
Accounts receivable, net includes amounts billed and currently due from customers, as well as amounts unbilled that typically result from sales under contracts where revenue recognized exceeds the amount billed to the customer and where the Company has an unconditional right to consideration. The amounts due are stated at their net estimated realizable value.
Allowances for credit losses on accounts receivable are recognized when reasonable and supportable forecasts affect the expected collectability. This requires us to make our best estimate of the current expected losses inherent in our accounts receivable at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, forward looking indicators, trends in customer payment frequency and judgments about the probable effects of relevant observable data, including present and future economic conditions and the financial health of specific customers and market sectors. This policy is applied consistently among all of our operating segments.
Our allowance for credit losses as of June 30, 2020 and December 31, 2019 was $54 million and $44 million, respectively. Our allowance for credit losses charged to expense for the three and six months ended June 30, 2020 was $9 million and $19 million, respectively. We increased our allowance for credit losses for the three and six months ended June 30, 2020 by $3 million and $6 million, respectively, based upon current forecasts that reflect increased economic uncertainty resulting from the COVID-19 pandemic. The Company recorded write-offs against the reserve for the three and six months ended June 30, 2020 of $4 million and $6 million, respectively.
The components of inventory are summarized as follows:.

In millions	June 30, 2020	December 31, 2019
Inventories
Work in process and raw materials	$198	$204
Finished goods	201	184
Service parts	383	396
Total inventories	$782	$784

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Second Quarter Overview
The following were the significant events for the second quarter of 2020, each of which is discussed more fully in later sections of this MD&A:
•Revenue decreased approximately 13% from the prior year period and 12% excluding unfavorable foreign currency impacts;
•Segment results continue to be negatively impacted by the COVID-19 pandemic;
•Cash and cash equivalents as of June 30, 2020 of $1.68 billion, improved liquidity to help manage through the COVID-19 pandemic; and
•Task force continues to pro-actively manage the global impact of the COVID-19 pandemic on our employees, customers and business.

Strategic Overview

Today's consumers expect, including as the world navigates in a COVID-19 pandemic environment, businesses to provide a rich, integrated and personalized experience across all commerce channels, including online, mobile and, as consumers are able to return to a more normal operating environment, in-store. NCR is at the forefront of this shift, assisting businesses of every size in their digital transformation journeys including a shift to contactless commerce. Our mission is to be the leading software- and services-led enterprise provider in the financial, retail and hospitality industries. We have developed a long-term growth strategy built on taking care of our customers, improving execution of new product introductions, accelerating software and services revenue growth and executing spend optimization programs. This long-term mission and our strategy to execute it are designed to position NCR to continue to drive -- in the long-term -- growth, sustainable revenue, profit and cash flow, and to improve value for all of our stakeholders. As we manage our business through the COVID-19 pandemic with a focus on prioritizing the health and safety of our employees and customers, and being positioned to capitalize on market opportunities when we return to a more normal operating environment, we have also remained focused on our long-term mission and executed at a high level to advance our strategy.

To deliver on our short-term and long-term mission and strategy, we are focused on the following main initiatives in 2020:

•Customer Care - Support our customers to continue operations in a safe manner and enable them to transform their operations rapidly to meet consumer needs and emerging industry or government programs in the COVID-19 environment; improve the customer experience and execution of new product introductions;

•Business Continuity Plans - Manage our business through the COVID-19 pandemic by focusing on business continuity plans, reducing our planned capital expenditures, improving our liquidity and increasing our financial flexibility to position our business, in the long-term, to accelerate profitable top-line revenue growth by investing in and shifting our revenue mix to recurring software and services revenue streams we identify as strategic growth platforms, while improving the Company’s cost structure;

•Strategic Growth Platforms and Targeted Acquisitions - Increase capital expenditures in strategic growth platforms and targeted acquisitions to gain solutions that drive the highest growth and return on investment and accelerate our NCR-as-a-Service vision;

•Talent and Employee Care - Implement actions to protect the health and safety of our employees and protect as many jobs as possible to enable us to retain talent, and, in the long term, to continue to develop, reward and retain talent with competitive recruiting, training and effective incentive-based compensation programs; and

•Sales Enablement - Provide our sales force with flexibility in services and operations to meet customer needs through the COVID-19 pandemic; and provide top-performing and secure products packaged to target our desired revenue mix and drive customer delight, as well as invest in appropriate training programs to enable success.

Potentially significant risks to the execution of our initiatives and achievement of our strategy include the impact of the COVID-19 pandemic on our workforce, operations and financial results, including the impact on our customer’s businesses and their ability to pay; manufacturing disruptions, including those caused by or related to outsourced manufacturing or disruptions in our supply chain due to the COVID-19 pandemic; strength of demand for the products we offer or will offer in the future consistent with our strategy and its effect on our businesses; domestic and global economic and credit conditions including, in particular, those resulting from the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial services and retail industries, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, execution of the United Kingdom's exit from the European Union, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices; the transformation of our business and shift to increased software and services revenue, as well as recurring revenue; our ability to improve execution in our sales and services organizations; our ability to successfully introduce new solutions and compete in the technology industry; cybersecurity risks and compliance with data privacy and protection requirements; the possibility of disruptions in or problems with our data center hosting facilities; the impact of the March 2020 tornadoes in the greater Nashville area on an NCR Global Fulfillment Center in Mt. Juliet, Tennessee operated by a third party, including the sufficiency and effectiveness of our or our third-party logistics partner’s business continuity plans, the adequacy of our property damage and business interruption insurance coverage and our ability to recover under the applicable policies; defects or errors in our products; the impact of our indebtedness and its terms on our financial and operating activities; the historical seasonality of our sales; tax rates and tax legislation; foreign currency fluctuations; the success of our restructuring plans and cost reduction savings initiatives; the availability and success of acquisitions, divestitures and alliances; our pension strategy and underfunded pension obligations; reliance on third party suppliers; the impact of the terms of our Series A Convertible Preferred Stock; our multinational operations, including in new and emerging markets; collectability difficulties in subcontracting relationships in certain geographical markets; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; uncertainties or delays associated with the transition of key business leaders; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims, and other matters across various jurisdictions.

Impacts from the COVID-19 pandemic

The impact of COVID-19 has grown throughout the world, including in the United States. Governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, shelter in place orders and shutdowns.

We continue to actively monitor the global outbreak and spread of COVID-19 and take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We continue to assess and update our business continuity plan in the context of this pandemic. We have taken precautions to help keep our workforce healthy and safe, including establishing a coronavirus task force in January 2020, thermal screening procedures at our manufacturing plants and call centers and remote working arrangements for the vast majority of our back-office employees. We expect the pandemic to create headwinds to our customers and our business until COVID-19 is contained, consumer confidence improves and the economic conditions rebound. Although it is difficult to project how deep and how long the COVID-19 pandemic will last, we do expect it will negatively impact our business for the remainder of 2020 and into 2021.

With respect to our Banking segment, we are working with local governments to make sure that these businesses are designated as essential critical infrastructure businesses. Although we experienced installation delays, we have not experienced any significant impact to our recurring services revenue stream. We believe our ATM break-fix services, which represented the largest percentage of Banking segment revenue, has remained strong, although there can be no assurance that such operations will not be impacted in the future with higher costs or labor availability.

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

The degree to which COVID-19 affects our financial results and operations will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Results from Operations

For the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019

The following table shows our results for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Revenue	$1,484	$1,710	$2,987	$3,246
Gross margin	372	471	769	882
Gross margin as a percentage of revenue	25.1%	27.5%	25.7%	27.2%
Operating expenses
Selling, general and administrative expenses	$234	$252	$489	$504
Research and development expenses	49	62	114	121
Income from operations	$89	$157	$166	$257

The following table shows our revenue by geography for the three months ended June 30:

In millions	2020	% of Total	2019	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$886	60%	$1,029	60%	(14)%	(13)%
Europe, Middle East and Africa (EMEA)	407	27%	452	27%	(10)%	(8)%
Asia Pacific (APJ)	191	13%	229	13%	(17)%	(15)%
Consolidated revenue	$1,484	100%	$1,710	100%	(13)%	(12)%

The following table shows our revenue by geography for the six months ended June 30:

In millions	2020	% of Total	2019	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Americas	$1,778	60%	$1,949	60%	(9)%	(8)%
Europe, Middle East and Africa (EMEA)	810	27%	871	27%	(7)%	(5)%
Asia Pacific (APJ)	399	13%	426	13%	(6)%	(4)%
Consolidated revenue	$2,987	100%	$3,246	100%	(8)%	(7)%

The following table shows our revenue by segment for the three months ended June 30:

In millions	2020	% of Total	2019	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Banking	$763	51%	$868	51%	(12)%	(11)%
Retail	483	33%	558	32%	(13)%	(13)%
Hospitality	160	11%	202	12%	(21)%	(20)%
Other	78	5%	82	5%	(5)%	(2)%
Consolidated revenue	$1,484	100%	$1,710	100%	(13)%	(12)%

The following table shows our revenue by segment for the six months ended June 30:

In millions	2020	% of Total	2019	% of Total	% Increase (Decrease)	% Increase (Decrease) Constant Currency (1)
Banking	$1,526	51%	$1,626	50%	(6)%	(5)%
Retail	955	32%	1,069	33%	(11)%	(10)%
Hospitality	329	11%	395	12%	(17)%	(16)%
Other	177	6%	156	5%	13%	15%
Consolidated revenue	$2,987	100%	$3,246	100%	(8)%	(7)%

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
The following table provides a reconciliation of geographic revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended June 30, 2020:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	(14)%	(1)%	(13)%
EMEA	(10)%	(2)%	(8)%
APJ	(17)%	(2)%	(15)%
Consolidated revenue	(13)%	(1)%	(12)%
The following table provides a reconciliation of geographic revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the six months ended June 30, 2020:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Americas	(9)%	(1)%	(8)%
EMEA	(7)%	(2)%	(5)%
APJ	(6)%	(2)%	(4)%
Consolidated revenue	(8)%	(1)%	(7)%
The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended June 30, 2020:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Banking	(12)%	(1)%	(11)%
Retail	(13)%	—%	(13)%
Hospitality	(21)%	(1)%	(20)%
Other	(5)%	(3)%	(2)%
Consolidated revenue	(13)%	(1)%	(12)%

The following table provides a reconciliation of segment revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the six months ended June 30, 2020:

	Revenue % Growth (GAAP)	Favorable (unfavorable) FX impact	Revenue % Growth Constant Currency (non-GAAP)
Banking	(6)%	(1)%	(5)%
Retail	(11)%	(1)%	(10)%
Hospitality	(17)%	(1)%	(16)%
Other	13%	(2)%	15%
Consolidated revenue	(8)%	(1)%	(7)%

Revenue

For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, revenue decreased 13% year-over-year. The COVID-19 pandemic had a material impact to revenue while the shift from selling perpetual software licenses to recurring revenue lowered revenue by $22 million. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Banking revenue decreased 12% due to the continued impact of the COVID-19 pandemic driven by a 25% decline in ATM hardware revenue. An accelerated shift from selling perpetual software licenses to recurring revenue also impacted the year-over-year revenue comparison. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison. Retail revenue decreased 13% driven by a large customer hardware roll-out in the prior year as well as the continued impact from the COVID-19 pandemic. Foreign currency fluctuations had no impact on the revenue comparison. Hospitality revenue decreased 21% due to the continued impact from the COVID-19 pandemic. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, revenue decreased 8% due to a combination of the impact of the COVID-19 pandemic and the accelerated shift from perpetual software licenses to recurring revenue. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Banking revenue decreased 6% due to the impact of the COVID-19 pandemic, driven by an 18% decline in ATM hardware revenue. The decline in revenue was also driven by the shift from selling perpetual software licenses to recurring revenue. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison. Retail revenue decreased 11% driven by a large customer hardware roll-out in the prior year as well as the impact from the COVID-19 pandemic. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison. Hospitality revenue decreased 17% mainly driven by the impact from the COVID-19 pandemic. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

The changes to segment revenue and the drivers thereof are discussed in further detail under "Revenue and Operating Income by Segment" below.

Gross Margin

Gross margin as a percentage of revenue in the three months ended June 30, 2020 was 25.1% compared to 27.5% in the three months ended June 30, 2019. Gross margin in the three months ended June 30, 2020 included $5 million of costs related to transformation initiatives and $4 million of acquisition-related amortization of intangibles. Gross margin in the three months ended June 30, 2019 included $10 million of costs related to restructuring and transformation initiatives and $6 million related to acquisition-related amortization of intangibles. Excluding these items, gross margin as a percentage of revenue decreased from 28.5% to 25.7% due to the overall decline in revenue as well as from the shift to recurring revenue with lower software license revenue.

Gross margin as a percentage of revenue in the six months ended June 30, 2020 was 25.7% compared to 27.2% in the six months ended June 30, 2019. Gross margin in the six months ended June 30, 2020 included $5 million of costs related to transformation initiatives and $11 million of acquisition-related amortization of intangibles. Gross margin in the six months ended June 30, 2019 included $18 million of costs related to restructuring and transformation initiatives and $12 million related to acquisition-related amortization of intangibles. Excluding these items, gross margin as a percentage of revenue decreased from 28.1% to 26.3% due to the overall decline in revenue as well as from the shift to recurring revenue with lower software license revenue.

Operating Expenses

Selling, general and administrative expenses were $234 million, or 15.8% as a percentage of revenue, as compared to $252 million, or 14.7% as a percentage of revenue, in the three months ended June 30, 2020 and 2019, respectively. Selling, general and administrative expenses in the three months ended June 30, 2020 included $15 million of acquisition-related amortization of intangibles and $3 million of costs related to transformation initiatives. Selling, general, and administrative expenses in the three months ended June 30, 2019 included $15 million of acquisition-related amortization of intangibles and $4 million of costs related to restructuring and transformation initiatives. Excluding these items, selling, general and administrative expenses increased from 13.6% as a percentage of revenue in the three months ended June 30, 2019 to 14.6% as a percentage of revenue in the three months ended June 30, 2020. The decrease in selling, general and administrative expenses was primarily due to the initiatives implemented in the first quarter to address the business impacts from the COVID-19 pandemic, including among others, salary reductions, elimination of certain contractors and curtailing travel, partially offset by an increase in account receivable reserves.

Selling, general and administrative expenses were $489 million, or 16.4% as a percentage of revenue, as compared to $504 million, or 15.5% as a percentage of revenue, in the six months ended June 30, 2020 and 2019, respectively. Selling, general and administrative expenses in the six months ended June 30, 2020 included $30 million of acquisition-related amortization of intangibles and $8 million of costs related to transformation initiatives. Selling, general, and administrative expenses in the six months ended June 30, 2019 included $30 million of acquisition-related amortization of intangibles and $19 million of costs related to restructuring and transformation initiatives. Excluding these items, selling, general and administrative expenses increased from 14.0% as a percentage of revenue in the six months ended June 30, 2019 to 15.1% as a percentage of revenue in the six months ended June 30, 2020. The decrease in selling, general and administrative expenses was primarily due to a the initiatives implemented in the first quarter to address the business impacts from the COVID-19 pandemic, including among others, salary reductions, elimination of certain contractors and curtailing travel, partially offset by an increase in account receivable reserves.

Research and development expenses were $49 million, or 3.3% as a percentage of revenue, in the three months ended June 30, 2020 as compared to $62 million, or 3.6% as a percentage of revenue, in the three months ended June 30, 2019. The decrease in research and development expenses was due to the initiatives implemented in the first quarter to address the business impacts from the COVID-19 pandemic, including among others, salary reductions, elimination of certain contractors and curtailing travel as well as increased investment in our strategic growth platforms.

Research and development expenses were $114 million, or 3.8% as a percentage of revenue, in the six months ended June 30, 2020 as compared to $121 million, or 3.7% as a percentage of revenue, in the six months ended June 30, 2019. Research and development expenses in the six months ended June 30, 2019 included $3 million of costs related to our restructuring and transformation initiatives. Excluding these costs, research and development expenses as a percentage of revenue increased from 3.6% in the six months ended June 30, 2019 to 3.8% in the six months ended June 30, 2020 due to the initiatives implemented in the first quarter to address the business impacts from the COVID-19 pandemic, including among others, salary reductions, elimination of certain contractors and curtailing travel as well as increased investment in our strategic growth platforms.

Interest Expense

Interest expense was $57 million in the three months ended June 30, 2020 compared to $45 million in the three months ended June 30, 2019. The increase was due to higher average outstanding principal debt balances as well as higher interest rates on the Company's senior unsecured notes.

Interest expense was $107 million in the six months ended June 30, 2020 compared to $90 million in the six months ended June 30, 2019. The increase was due to higher average outstanding principal debt balances as well as higher interest rates on the Company's senior unsecured notes.

Other Expense, net

Other expense, net of $2 million in the three months ended June 30, 2020 compared to $9 million in the three months ended June 30, 2019. Other expense, net of $4 million in the six months ended June 30, 2020 compared to $17 million in the six months ended June 30, 2019. The components of which are reflected in the table below:

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Interest income	$1	$1	$2	$2
Foreign currency fluctuations and foreign exchange contracts	(3)	(6)	(5)	(12)
Bank-related fees	(1)	(2)	(3)	(4)
Employee benefit plans	1	(2)	2	(4)
Other, net	—	—	—	1
Other expense, net	$(2)	$(9)	$(4)	$(17)

Provision for Income Taxes

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax benefit was $34 million for the three months ended June 30, 2020 compared to income tax expense of $15 million for the three months ended June 30, 2019. The change was primarily driven by an increase in discrete tax benefits as well as lower income before taxes in the three months ended June 30, 2020. The increase in discrete tax benefits primarily resulted from a $48 million benefit recorded for the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits.

Income tax benefit was $33 million for the six months ended June 30, 2020 compared to income tax expense of $24 million for the six months ended June 30, 2019. The change was primarily driven by an increase in discrete tax benefits as well as lower income before taxes in the six months ended June 30, 2020. The increase in discrete tax benefits primarily resulted from a $48 million benefit recorded for the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits.

NCR is subject to numerous federal, state and foreign tax audits. While NCR believes that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2020 or future periods.

Revenue and Operating Income by Segment

The Company manages and reports the following segments:
•Banking - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM and payment processing hardware and software; cash management and video banking software and customer-facing digital banking services; and related installation, maintenance, and managed and professional services.
•Retail - We offer solutions to customers in the retail industry designed to improve selling productivity and checkout processes as well as increase service levels. The solutions offered serve the following customer markets in the retail industry: Food, Drug and Mass Merchandisers; Department and Specialty Retailers; Convenience and Fuel Retailers,

and Small and Medium Retailers. These solutions primarily include retail-oriented technologies, such as point of sale terminals and point of sale software; a retail software platform with a comprehensive suite of retail software applications; innovative self-service kiosks, such as self-checkout; as well as bar-code scanners. We also offer installation, maintenance, managed and professional services as well as payment processing solutions.
•Hospitality - We offer solutions to customers in the hospitality industry, serving businesses in the following markets: Quick Service Restaurants, Table Service Restaurants, Small and Medium Restaurants and Travel and Entertainment venues. Our solutions include point of sale hardware and software solutions, installation, maintenance, managed and professional services as well as payment processing solutions.
•Other - This category includes telecommunications and technology solutions where we offer maintenance as well as managed and professional services for third-party hardware provided to select manufacturers who value and leverage our global service capability.

Each of these segments derives its revenue by selling in the geographies in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain non-operational items from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under GAAP. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. Our segment results are reconciled to total Company results reported under GAAP in Note 16, Segment Information and Concentrations of the Notes to the Condensed Consolidated Financial Statements.

In the segment discussions below, we have disclosed the impact of foreign currency fluctuations as it relates to our segment revenue.

Banking

The following table shows the Banking revenue and operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Revenue	$763	$868	$1,526	$1,626
Operating income	$92	$129	$195	$224
Operating income as a percentage of revenue	12.1%	14.9%	12.8%	13.8%

In the three months ended June 30, 2020 compared to the three months ended June 30, 2019, revenue decreased 12% due to the continued impact of the COVID-19 pandemic driven by a 25% decline in ATM hardware revenue. An accelerated shift from selling perpetual software licenses to recurring revenue also impacted the revenue comparison. Additionally, the revenue decrease was mainly driven by declines in the Americas and Europe. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

In the six months ended June 30, 2020 compared to the six months ended June 30, 2019, revenue decreased 6% due to the impact of the COVID-19 pandemic driven by a 18% decline in ATM hardware revenue. An accelerated shift from selling perpetual software licenses to recurring revenue also impacted the revenue comparison. Additionally, the revenue decrease was mainly driven by declines in the Americas and Europe. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Operating income decreased in the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. The decrease in operating income was primarily due to a decline in revenue partially offset by a reduction in operating expenses from the initiatives put in place to address business impacts expected from the COVID-19 pandemic.

Retail

The following table shows the Retail revenue and operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Revenue	$483	$558	$955	$1,069
Operating income	$17	$40	$22	$66
Operating income as a percentage of revenue	3.5%	7.2%	2.3%	6.2%

In the three months ended June 30, 2020 compared to the three months ended June 30, 2019, revenue decreased 13% due to a decline in hardware revenue driven by a large customer roll-out in the prior year as well as the continued impact from the COVID-19 pandemic. Additionally, the revenue decrease was mainly driven by declines in the Americas. Foreign currency fluctuations had no impact on the revenue comparison.

In the six months ended June 30, 2020 compared to the six months ended June 30, 2019, revenue decreased 11% due to a decline in hardware revenue driven by a large customer roll-out in the prior year as well as the impact from the COVID-19 pandemic. Additionally, the revenue decrease was mainly driven by declines in the Americas. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Operating income decreased in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the decline in hardware volume partially offset by lower operating expenses from the initiatives put in place to address business impacts expected from the COVID-19 pandemic.

Operating income decreased in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the decline in revenue.

Hospitality

The following table shows the Hospitality revenue and operating loss for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Revenue	$160	$202	$329	$395
Operating income (loss)	$—	$13	$(9)	$29
Operating income as a percentage of revenue	—%	6.4%	(2.7)%	7.3%

In the three months ended June 30, 2020 compared to the three months ended June 30, 2019, revenue decreased 21% mainly due to the continued impact from the COVID-19 pandemic. The revenue decrease was mainly driven by North America. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

In the six months ended June 30, 2020 compared to the six months ended June 30, 2019, revenue decreased 17% mainly due to the impact from the COVID-19 pandemic. The revenue decrease was mainly driven by North America. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison.

Operating income decreased in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 driven by the reduction in revenue and higher accounts receivable reserves due to increased risk from COVID-19 uncertainties partially offset by lower operating expenses from the initiatives put in place to address business impacts expected from the COVID-19 pandemic.

Operating income decreased in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 driven by the reduction in revenue, higher planned expenses from strategic acquisitions completed in 2019 as well as higher accounts receivable reserves due to increased risk from COVID-19 uncertainties.

Other

The following table shows the Other revenue and operating income for the three and six months ended June 30:

	Three months ended June 30		Six months ended June 30
In millions	2020	2019	2020	2019
Revenue	$78	$82	$177	$156
Operating income	$7	$10	$12	$20
Operating income as a percentage of revenue	9.0%	12.2%	6.8%	12.8%

In the three months ended June 30, 2020 compared to June 30, 2019, revenue decreased 5% due to declines in Europe partially offset by growth in the Americas. Foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison.

In the six months ended June 30, 2020 compared to June 30, 2019, revenue increased 13% due to growth in the Americas partially offset by declines in Europe. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison.

Operating income decreased in the three and six months ended June 30, 2020 compared to June 30, 2019 driven by the mix of revenue.

Continuing Impacts of COVID-19

While it is difficult to project how deep the pandemic will be and how long it will last, we do expect it will negatively impact our business for the remainder of 2020. We expect our Hospitality and Retail segments to be the most impacted by the COVID-19 pandemic, but do expect our Banking segment will also experience negative impacts. We expect our hardware revenues to be most impacted while our recurring revenue stream is expected to be more resilient.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $283 million in the six months ended June 30, 2020 compared to cash provided by operating activities of $71 million in the six months ended June 30, 2019. The increase in cash provided by operating activities was due to working capital improvements.

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

The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the six months ended June 30:

	Six months ended June 30
In millions	2020	2019
Net cash provided by operating activities	$283	$71
Expenditures for property, plant and equipment	(18)	(35)
Additions to capitalized software	(122)	(103)
Net cash used in discontinued operations	6	(11)
Free cash flow (use) (non-GAAP)	$149	$(78)

The decrease in expenditures for property, plant and equipment is primarily due to the strategic focus to reduce spending in order to increase investment in our capitalized software for the investment in our strategic growth platforms. Additionally, cash provided by operating activities included $95 million of insurance proceeds as an advance for the Nashville Global Fulfillment Center outage. There was no impact to the six months ended June 30, 2019 cash provided by operating activities and free cash flow from the revision discussed in Note 2, Revisions of Previously Issued Financial Statements of the Notes to the Condensed Consolidated Financial Statements.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment. During the six months ended June 30, 2020, the payments for business combinations was $25 million, mainly for the remaining consideration paid related to the acquisition of Zynstra Ltd. completed in 2019.

Our financing activities include borrowings and repayments of credit facilities and notes. During the six months ended June 30, 2020, we issued new senior unsecured notes for an aggregate principal amount of $400 million and paid $7 million of deferred financing fees related to this issuance.

Financing activities during the six months ended June 30, 2020 also included the repurchase of our common stock for $41 million, dividends paid on the Series A preferred stock of $6 million, proceeds from stock employee plans of $9 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $25 million. Financing activities during the six months ended June 30, 2019 included proceeds from stock employee plans of $10 million and tax withholding payments on behalf of employees for stock based awards that vested of $16 million. Additionally, there were no repurchases of our common stock completed during the six months ended June 30, 2019.

Long Term Borrowings On August 28, 2019, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. The senior secured credit facility consists of a term loan facility in an aggregate principal amount of $750 million, of which $744 million was outstanding as of June 30, 2020. Additionally, the senior secured credit facility provides for a revolving credit facility with an aggregate principal amount of $1.1 billion, of which $1.07 billion was outstanding as of June 30, 2020, subject to certain covenant limitations. Additionally, the revolving credit facility has up to $400 million available to certain foreign subsidiaries, as long as there is availability under the revolving credit facility. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of June 30, 2020, there were $28 million letters of credit outstanding. As of December 31, 2019, the outstanding principal balance of the term loan facility was $748 million and the outstanding balance on the revolving facility was $265 million.

On April 13, 2020, the Company issued $400 million aggregate principal amount of 8.125% senior unsecured notes due in 2025 (the 8.125% Notes). The 8.125% Notes were sold at 100% of the principal amount, which resulted in total gross proceeds of $400 million.

As of June 30, 2020, we had outstanding $400 million in aggregate principal balance of 8.125% senior unsecured noted due in 2025, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029, $700 million in aggregate principal balance of 6.375% senior unsecured notes due in 2023, $600 million in aggregate principal balance of 5.00% senior unsecured notes due in 2022.

Our revolving trade receivables securitization facility provides the Company with up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of June 30, 2020 and December 31, 2019, the Company had $200 million and $270 million, respectively, outstanding under the facility.

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

On September 18, 2019, NCR entered into an agreement to repurchase and convert the outstanding Series A Convertible Preferred Stock owned by Blackstone, which was 512,221 shares as of the date of the transaction. NCR repurchased 237,673 shares of Series A Convertible Preferred Stock for total cash consideration of $302 million. The remaining shares of Blackstone's Series A Convertible Preferred Stock, including accrued dividends, were converted to approximately 9.16 million shares of common stock at a conversion price of $30.00 per share. This transaction retired all of the Series A Convertible Preferred Stock owned by Blackstone.

Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the three months ended June 30, 2020 and 2019, the Company paid dividends-in-kind of $7 million and $12 million, respectively. During the six months ended June 30, 2020, the Company paid total dividends of $13 million of which $7 million were dividends-in-kind and $6 million were paid in cash. During the six months ended June 30, 2019, the Company paid dividends-in-kind of $24 million. As of June 30, 2020 and December 31, 2019, the Company had accrued dividends of $1 million, respectively, associated with the Series A Convertible Preferred Stock.

The remaining Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock.

As of June 30, 2020 and December 31, 2019, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 13.5 million and 13.3 million, respectively.

Employee Benefit Plans In 2020, we expect to make contributions of $21 million to our international pension plans, $30 million to our postemployment plan and $2 million to our postretirement plan. For additional information, refer to Note 8, Employee Benefit Plans of the Notes to the Condensed Consolidated Financial Statements.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at June 30, 2020 and December 31, 2019 were $317 million and $475 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of June 30, 2020, our cash and cash equivalents totaled $1.68 billion and our total debt was $4.73 billion.

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
Critical Accounting Policies and Estimates
Management reassessed the critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K and determined that there were no changes to our critical accounting policies or our estimates associated with those policies in the six months ended June 30, 2020.
New Accounting Pronouncements
See discussion in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”), including statements containing the words “expect,” “anticipate,” “outlook,” “intend,” “plan,” “believe,” “will,” “should,” “would,” “could,” “designed,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to NCR’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: the impact of the novel strain of the coronavirus identified in late 2019 (“COVID-19”) pandemic on our workforce, operations and financial results, including the impact on our customer’s businesses and their ability to pay; manufacturing disruptions, including those caused by or related to outsourced manufacturing or disruptions in our supply chain due to the COVID-19 pandemic; strength of demand for the products we offer or will offer in the future consistent with our strategy and its effect on our businesses; domestic and global economic and credit conditions including, in particular, those resulting from the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial services and retail industries, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, execution of the United Kingdom's exit from the European Union, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices; the transformation of our business and shift to increased software and services revenue, as well as recurring revenue; our ability to improve execution in our sales and services organizations; our ability to successfully introduce new solutions and compete in the technology industry; cybersecurity risks and compliance with data privacy and protection requirements; the possibility of disruptions in or problems with our data center hosting facilities; the impact of the March 2020 tornadoes in the greater Nashville area on an NCR Global Fulfillment Center in Mt. Juliet, Tennessee operated by a third party, including the sufficiency and effectiveness of our or our third-party logistics partner’s business continuity plans, the adequacy of our property damage and business interruption insurance coverage and our ability to recover under the applicable policies; defects or errors in our products; the impact of our indebtedness and its terms on our financial and operating activities; the historical seasonality of our sales; tax rates and tax legislation; foreign currency fluctuations; the success of our restructuring plans and cost reduction savings initiatives; the availability and success of acquisitions, divestitures and alliances; our pension strategy and underfunded pension obligations; reliance on third party suppliers; the impact of the terms of our Series A Convertible Preferred Stock; our multinational operations, including in new and emerging markets; collectability difficulties in subcontracting relationships in certain geographical markets; development and protection of intellectual property; workforce turnover and the ability to attract and retain skilled employees; uncertainties or delays associated with the transition of key business leaders; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims, and other matters across various jurisdictions. Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $6 million as of June 30, 2020 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in the second quarter of 2020 compared to the second quarter of 2019 based on comparable weighted averages for our functional currencies. This had an unfavorable impact of 1% on second quarter 2020 revenue versus second quarter 2019 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 57% of our borrowings were on a fixed rate basis as of June 30, 2020. The increase in pre-tax interest expense for the six months ended June 30, 2020 from a hypothetical 100 basis point increase in variable interest rates would be approximately $5 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2020, we did not have any significant concentration of credit risk related to financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2020, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 9, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

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

As of June 30, 2020, $508 million was available for repurchases under the March 2017 program, and approximately $153 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended June 30, 2020, 0.1 million shares were purchased at an average price of $17.78 per share.

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

        Item 6.  EXHIBITS

4.1	Indenture relating to the Notes, dated April 13, 2020, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1 to Current Report on Form 8-K of NCR Corporation dated April 13, 2020).

10.1	Form of 2020 Director Restricted Stock Unit Grant Statement under the NCR Corporation 2017 Stock Incentive Plan. *

10.2	First Amendment to the NCR Corporation 2017 Stock Incentive Plan (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2020 Annual Meetings of Stockholders). *

10.3	Second Amendment, dated as of April 7, 2020, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011 as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, as further amended and restated as of August 28, 2019, and as further amended October 7, 2019.

10.4	Employment Agreement, dated June 15, 2020, between Timothy Oliver and NCR Corporation. *

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019; (ii) our condensed consolidated statements of comprehensive income for the three months ended June 30, 2020 and 2019; (iii) our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019; (iv) our condensed consolidated statements of cash flows for the three months ended June 30, 2020 and 2019; (v) our condensed consolidated statements of changes in stockholder's equity for the three months ended June 30, 2020 and 2019; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	July 31, 2020	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Executive Vice President and Chief Financial Officer