Form 10-K
period 2020-12-31
NCR CORP
filed 2021-02-26
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
________________________
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑    No  ☐
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑  No  ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, was approximately $2.3 billion.
As of February 12, 2021, there were approximately 130.1 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2020 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks and registered marks of NCR Corporation and its subsidiaries, and of other companies, as indicated. Unless otherwise indicated, the terms “NCR,” the “Company,” “we,” “us,” and “our” refer to NCR Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “believe,” “will,” “should,” “would,” “potential,” “proposed,” “objective,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to NCR’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. The forward-looking statements in this Annual Report include statements regarding NCR’s plans to manage its business through the coronavirus (“COVID-19”) pandemic and the health and safety of our customers and employees; the expected impact of the COVID-19 pandemic on NCR’s Banking, Retail and Hospitality segments including the impact on our customers’ businesses and their ability to pay; expectations regarding our operating goals and actions to manage these goals; expectations regarding cost and non-price revenue synergies; expectations regarding our cash flow generation, cash reserve, liquidity, financial flexibility and impact of the COVID-19 pandemic on our employee base; expectations regarding our ability to capitalize on market opportunities; expectations regarding leveraging the debit network to monetize payment transactions; expectations regarding accretion; NCR’s revenue and financial growth expectations; expectations regarding our continued focus on our long-term fundamentals, including, but, not limited to, execution of NCR's recurring revenue strategy and accelerated growth including its transformation to an as-a-Service company and its 80/60/20 strategy; the potential benefits of the proposed Cardtronics plc transaction, including our ability to successfully integrate Cardtronics plc and realize any anticipated efficiencies and synergies from the transaction; and NCR’s expected areas of focus to drive growth and create long-term stockholder value. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of our control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors listed in Item 1A “Risk Factors” and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, including factors relating to: (i) operational and business risks including the impact of COVID-19 pandemic on our business, financial condition and results of operations; domestic and global economic and credit conditions including, in particular, political, consumer, and unemployment conditions, the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, execution of the United Kingdom's exit from the European Union, uncertainty over further potential changes in Eurozone participation, fluctuations in oil and commodity prices, and our customer responses to the same; the transformation of our business model to an as-a-service company with focus on, among other items, increased software and services revenue, and recurring revenue; our ability grow software and services and expanding our customer base; our ability to successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business; defects, errors, installation difficulties or development delays in our products; disruptions in our data center hosting facilities; our ability to compete effectively within the technology industry; reliance on third party suppliers; our multinational operations, including in new and emerging markets; our ability to successfully integrate acquisitions or effectively manage alliance activities, including but not limited to, the proposed transaction with Cardtronics plc; continuous improvement, customer experience, restructuring and cost reduction initiatives; and our ability to retain key employees, or attract quality new and replacement employees; (ii) financing and liquidity risks including: our level of indebtedness; the terms of the documents governing our indebtedness including financial and other covenants; the incurrence of substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in our risk factors relating to indebtedness and repurchase obligations; sufficiency of our cash flows including to service our indebtedness; interest rate risk, which could cause our debt service obligations to increase significantly; our ability to raise the funds necessary to finance a required repurchase of our senior unsecured notes or our Series A Convertible Preferred Stock; a lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; and our pension liabilities; (iii) data protection, cybersecurity and privacy risks; (iv) intellectual property risks including protection, development and our ability to manage third party claims regarding patents and other intellectual property rights; (v) legal and regulatory risks including unanticipated changes to our tax rates and additional income tax liabilities; environmental exposures from our historical and ongoing manufacturing activities; and uncertainties with regard to regulations, lawsuits, claims, and other matters across various jurisdictions; and (vi) other risks including the impact of the terms of our Series A Convertible Preferred Stock relating to voting power, share dilution and market price of our common stock, as well as rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders; actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders; and potential write-down of the value of certain significant assets. Any forward-looking statement speaks only as of the date on which it is made. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

PART I

Item 1.        BUSINESS
General
General Development of the Business
NCR was originally incorporated in 1884 and has developed to become a leading software- and services-led enterprise provider in the financial, retail, hospitality and telecommunications and technology industries. The solutions we provide help our customers, businesses of all sizes, run self-directed banking, stores and restaurants end-to-end and wall-to-wall, by making simple possible through our NCR-as-a-Service solutions that bring together all of the capabilities and competencies of NCR. These solutions enable us to be the technology-based service provider of choice to our customers. Our portfolio includes digital first offerings for banking, retailers and restaurants, as well as payments processing, multi-vendor connected device services, automated teller machines (ATMs), point of sale (POS) terminals and self-service technologies. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sectors. Our business has evolved from providing hardware and services, to providing software and services within solutions that allow us to increasingly become strategic partners to our customers, helping them build their business strategies and deliver targeted business outcomes.

NCR Corporation’s common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.” NCR is a global company that is headquartered in Atlanta, Georgia.
Operating Segments
We categorize our operations into the following segments: Banking, Retail, Hospitality and Telecommunications and Technology (T&T).
The information required by Item 1 with respect to our reportable segments and financial information regarding our geographic areas and those reportable segments can be found in Item 7 of Part II of this Report under “Revenue and Operating Income by Segment” as well as in Item 8 of Part II of this Report as part of Note 4, “Segment Information and Concentrations” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Our Strategy
In order to provide long-term value to all of our stakeholders, we set complementary business goals and financial strategies. Our business goal is to be a software and services-led company, and to be the leading technology provider of choice that runs the store, runs the restaurant and runs self-service banking channels around the world through our NCR-as-a-Service solutions that help banks, stores and restaurants run better, so they have more time to create customer experiences that drive lasting success. Our financial strategy is to transition our revenue mix so that 80 percent of our total revenue is comprised of software and services revenue, 60 percent of our total revenue is comprised of recurring revenue, and our adjusted EBITDA margin rate increases to 20 percent.

Execution of our goals and strategy is driven by the following key pillars:

•Focus on our customers. We encourage our employees to treat every customer as if they are our only customer. If we provide better service and better quality products than our competitors, our customers will likely buy more from NCR. We are increasingly becoming active, strategic advisors to our clients, helping them retool and reinvent their business in response to the COVID-19 pandemic. We believe this focus has or will lead to increased access to higher level customer contacts, earlier entrance into the sales cycles, and additional opportunities for upselling and cross-selling.

•Take care of our employees. Our 36,000 employees are the direct face of NCR to our clients. Since 2018, NCR has actively worked to increase employee engagement and satisfaction.

•Bring high-quality, innovative products to market. Since 2018, NCR has focused our research and development investments on elevating product quality and bringing new solutions to market in our key focus areas of digital banking, our next-generation retail architecture, including our NCR EmeraldTM cloud-based point of sale product, our AlohaTM Essentials solution bundle, payments and ATM-as-a-Service. Additionally, we have placed an increasing priority on improvements in how we go to market, deliver our solutions and package our solutions as all-in-one solution bundles, making it easier for our customers to buy and for our teams to sell.

•Leverage our brand. NCR has one of the best-known and respected brands in the industries we serve. We believe this to be a strong competitive differentiation with significant equity in our worldwide markets.

Products and Services
We are an enterprise provider selling a portfolio of digital first software, services, payments and hardware. Our offerings fall into the following categories:
Banking
We offer solutions to customers in the financial services industry that power their digital transformation through software, services and hardware to deliver differentiated experiences for their customers and improve efficiency for the financial institution. Our managed services and ATM-as-a-Service help banks run their end-to-end ATM channel, positioning NCR as a strategic partner. We augment these solutions by offering a full line of software, services and hardware including interactive teller machines (ITM), and recycling, multi-function and cash dispense ATMs. NCR's digital banking solutions enable anytime-anywhere convenience for a financial institution’s consumer and business customers. We also help institutions implement their digital first platform strategy by providing solutions for banking channel services, transaction processing, imaging, and branch services.
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
Hospitality
We offer technology solutions to customers in the hospitality industry, including table-service, quick-service and fast casual restaurants of all sizes, that are designed to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. Our portfolio includes cloud-based software applications for point-of-sale, back office, payment processing, kitchen production, restaurant management and consumer engagement. We also provide hospitality-oriented hardware products such as POS terminals, order and payment kiosks, bar code scanners, printers and peripherals. And finally, we help reduce the complexities of running the restaurant through our services capabilities including strategic advisory, technology deployment and implementation, hardware and software maintenance and managed services.

Telecommunications & Technology
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

Target Markets and Distribution Channels

NCR provides solutions to customers of varying sizes in the financial, retail, hospitality and T&T industries.

We provide the banking technology that helps customers run self-directed banking, which primarily centers around our digital banking and ATM businesses, including software and services. Our solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Our financial solutions customers are located throughout the world in both developed and emerging markets. We have historically sold most of our Banking segment solutions through a direct sales channel, although a portion of revenue is derived through distributors and value-added resellers.

We provide solutions to the retail and hospitality industries that help run the store and run the restaurant including, but not limited to, point-of-sale software and hardware, self-service software and hardware, loyalty software, supply chain and payment solutions. We also provide store virtualization, Internet of Things (IoT), and micro-services platform solutions to modernize store and restaurant IT infrastructure. Our Retail segment customers include food, drug and mass merchandisers, which includes grocery stores, drug stores, and big box retailers, as well as department and specialty retail stores, convenience and fuel retailers and small and medium size specialty retailers. Our Hospitality segment customers include quick service restaurants, table service restaurants, small and medium size restaurants as well as travel and entertainment venues. POS and self-service kiosk solutions are sold through a direct sales force and through relationships with value-added resellers, distributors, dealers and other indirect sales channels.

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

Competition

We face a diverse group of competitors in the financial, retail and hospitality and other industries, including the telecommunications and technology industry, in which we sell our digital first portfolio of software, services and hardware. The primary competitive factors can vary by geographic area where we operate around the world, but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; fit of the vendor’s strategic vision with the customer’s strategic direction; and quality of the vendor’s consulting, deployment and support services.

In the financial industry, our Banking segment faces a variety of competitors offering financial services and software including, among others, Fidelity National Information Services Inc., Fiserv, Inc., Q2 Holdings, Inc., Temenos AG, Infosys Ltd., Alkami Technology, Inc. and ACI Worldwide, Inc. In addition, we face competition from ATM manufacturers including Diebold Nixdorf, Inc., and Hyosung TNS Inc., and ATM network operators including Euronet Worldwide, Inc., as well as regional firms across all geographies where we operate around the world.

In the retail and hospitality industries, our Retail and Hospitality segments face a variety of competitors across all geographies where we operate around the world. Our competitors vary by market segment, product, service offering and geographic area, and include Toshiba Tec Corporation, Flooid, Oracle Corporation, GK Software SE, PAR Technology Corporation, Aptos, Inc., Lightspeed, Diebold Nixdorf, Inc., Fujitsu Limited, SAP and HP Inc., among others. In addition, we face new competitors including Toast, Inc., Revel Systems, Inc., Square, Inc., and Upserve, Inc., among others.

The primary services competitors are the companies identified above, as well as other regional and local independent services firms across all geographies where we operate around the world. We also face services competition from global enterprise technology companies including IBM Corporation, and CompuCom (owned by Office Depot) among others, as these firms continue to focus on services as a core business strategy.

Research and Development

We remain focused on designing and developing solutions that anticipate our customers’ changing technological needs as well as consumer preferences. Our expenses for research and development were $234 million in 2020, $259 million in 2019, and $252 million in 2018. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report under "Research and Development Costs," and is incorporated herein by reference.

Patents and Trademarks

NCR seeks patent protection for its innovations, including improvements, associated with its software, services, hardware, solutions, creations and developments, where such protection is likely to provide value, especially strategic value, to NCR. NCR owns approximately 1,250 patents in the U.S. and numerous other patents in foreign countries. The foreign patents are generally counterparts of NCR’s U.S. patents. Many of the patents owned by NCR are licensed to others, and NCR is licensed under certain patents owned by others. As appropriate, NCR looks to monetize its patents to drive additional value from its patent portfolio. NCR also has numerous patent applications pending in the U.S. and in foreign countries. NCR’s portfolio of patents and patent applications is of significant value to NCR.

NCR has registered certain trademarks, including service marks, in the U.S. and in foreign countries. NCR considers the “NCR” and NCR logo marks, as well as its other trademarks and service marks, to have significant value to NCR. Loss of NCR’s right to use the NCR trademark could be material. However, the NCR trademark has been used and owned by NCR for at least 100 years, and NCR expects to maintain it rights in and to the NCR trademark for years to come.

Seasonality

Our sales have been historically seasonal, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on variability in the volume, timing and mix of sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months. However, with the financial strategy to transition our revenue mix to comprise a higher mix of software and services and recurring revenue, our sales are expected to become more linear over time.

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
As of December 31, 2020, NCR leverages a network of internal and third party partner facilities across the globe to manufacture its products:
•ATMs are manufactured in NCR facilities located in Manaus, Brazil; Budapest, Hungary; and Chennai, India and partner facilities located in Chihuahua, Mexico.
•SCO solutions are manufactured in NCR facilities located in Budapest, Hungary; Chennai, India and partner facilities located in Chihuahua, Mexico and Xiamen, China.
•Kiosk solutions are manufactured in NCR facilities located in Budapest, Hungary; Manaus, Brazil; and Chennai, India and partner facilities in Buford, Georgia, USA.
•POS/Display terminals are manufactured in NCR facilities located in Budapest, Hungary and partner facilities located in Guadalajara, Mexico and Xiamen, China.

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

Product Backlog

Backlog includes orders confirmed for products scheduled to be shipped as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty. Even when penalties for cancellation are provided for in a customer contract, we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have a significant portion of revenue derived from service-based business, which backlog information has not historically been measured. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenue for any future period. However, backlog is included as a component of our remaining performance obligation to the extent we determine that the orders are non-cancelable. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on remaining performance obligations.

Risk Management

In 2020, NCR’s Board of Directors created a new committee of the Board, the Risk Committee. The Committee assists NCR’s Board of Directors with its oversight of executive management’s responsibilities to design, implement and maintain an effective enterprise risk management (ERM) framework for the Company’s overall operational, information security, strategic, reputational, technology, environmental, social and governance (ESG), and other risks. The Committee also assists the Board of Directors with its oversight responsibilities for matters relating to diversity and inclusion, health, environment, safety, sustainability, and the security of personnel and physical assets. Also in 2020, NCR established the Office of Risk Management and appointed a Chief Risk Officer to assist NCR and the Risk Committee in fulfilling its objectives relating to ERM, ESG, third party risk management (TPRM) and business continuity planning (BCP). The Company’s Chief Risk Officer is responsible for developing and managing formal ERM, ESG, TPRM and BCP programs designed to identify, assess and respond to material and emerging risks and opportunities that may impact the achievement of the Company’s strategic objectives. NCR has established an Executive Risk Committee that will meet routinely to monitor material risks, opportunities and NCR's response plans thereto.

ESG

At NCR, we believe in creating positive change that supports an innovative future – but even more so, we believe in creating that future in a responsible way. Through our ESG strategy, we are committed to addressing key areas that our employees, customers, stockholders, suppliers, and communities care about most. In 2020, NCR established the key ESG Priorities detailed below to drive our ESG strategy.

ESG Oversight. NCR’s Board of Directors has direct oversight of ESG activities through its Risk Committee. The Risk Committee assists the Board in managing ESG Priorities. The Risk Committee and other committees of the Board oversee components of ESG, including, business ethics and integrity, data protection and security, diversity, equity and inclusion (DE&I), environmental management, our people, product innovation and management, and supplier responsibility. Further, our Chief Risk Officer provides senior-level ESG ownership of and execution on our ESG Priorities, and reports on those activities to the Board’s Risk Committee.

Business Ethics and Integrity. Our Code of Conduct sets forth standards designed to uphold our values and foster integrity in our relationships with one another and our valued stakeholders. Our Code of Conduct is available at https://www.ncr.com/company/corporate-governance/code-of-conduct.

All our employees are required to complete Code of Conduct training during the onboarding period. All employees are required to complete annual refresher Code of Conduct training. The Code of Conduct training is revised annually, taking into account the prior year’s compliance matters and the Company’s compliance risks.

Our Ethics and Compliance Program is responsible for managing the company’s adherence to the Code of Conduct. Further, our Chief Ethics and Compliance Officer oversees ethical reporting and investigations pertaining to fraud, conflicts of interest, violations of laws, and other similar matters, and reports on those activities to one or more Committees of the Board of Directors.

Data Protection and Security. At NCR, we are proud of our data protection, cybersecurity, and privacy programs. These initiatives receive oversight from the Board’s Risk Committee, as well as several members of our executive leadership team including the Chief Operations Officer, General Counsel, Chief Information Officer, and Chief Technology Officer. NCR’s Chief Information Security Officer and Chief Privacy Officer are responsible for management of these programs. Additional support is provided by our Chief Ethics & Compliance Officer. Under the direction of NCR’s Chief Information Security Officer, the Global Information Security organization is responsible for implementing and maintaining an information security program with the goal to protect information technology resources and protect the confidentiality and integrity of data gathered on our people, partners, customers, and business assets. Also, we employ various information technology and protection methods designed to promote data security including firewalls, intrusion prevention systems, denial of service detection, anomaly based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management system, identity management technology, security analytics, multi-factor authentication and encryption. To further our commitment to data privacy and cybersecurity: NCR maintains the ISO 27001 certification for certain NCR locations throughout the United States, Europe, and India; third party audits for PCI-DSS, PA-DSS and SSAE-18 SOC2 are conducted for certain service offerings; NCR maintains a robust information security awareness and training program pursuant to which employees are required to complete training within 30 days of hire, as well as an annual refresher course, and NCR performs regular testing to help ensure employees can identify email “phishing” attacks; NCR's corporate insurance policies include certain information security risk policies that cover network security, privacy and cyber events; and we maintain the NCR Privacy Policy that can be found at https://www.ncr.com/privacy.

Diversity, Equity and Inclusion. NCR believes in the power and value of diversity and strives to build a globally inclusive workplace where all people are treated fairly. The Board of Directors and its Risk Committee have direct oversight of our diversity, equity and inclusion activities, including those described under the caption “Human Capital Resources” in Item 1 of this Report.

Environmental Management. We are committed to managing our environmental footprint and protecting the global communities in which we operate. We strive to minimize our operations and products' environmental impact while also delivering innovative technologies and solutions designed to support businesses and consumers in their efforts to operate responsibly. We also recognize the importance of minimizing our environmental footprint through energy and greenhouse gas (GHG) management. That is why we report our Scope 1 and Scope 2 emissions from our global facilities and service operations through the Carbon Disclosure Project

(CDP). We complete the annual CDP climate change questionnaire and evaluate our environmental management progress annually to better understand our areas of opportunity to make a true impact.

Our commitment to environmental management extends into our products and operational footprint. Our Brazil, Hungary, and India facilities maintain the ISO 14001 certification. The NCR Global Headquarters in Midtown Atlanta has been awarded two Leadership in Energy and Environmental Design (LEED) Platinum certifications: Building Design and Construction: Core & Shell and Interior Design; and Construction: Commercial Interiors.

Our People. At NCR, we believe that investment in our employees has a positive impact on our employees and our customers. We put that into action with several employee development and engagement programs, including those described under the caption “Human Capital Resources” in Item 1 of this Report.

Product Innovation and Management. Delivering solutions and services that provide value to our customers in an environmentally responsible way is critical to NCR’s ongoing success. As such, we strive to develop and adapt, and recycle our products in a responsible way. One example of how we are already doing this is that certain of our applications, such as Intelligent Deposit and Self-Service Diagnostic Gateway (SSDG), enable our SelfServ ATM customers to better handle the increasing volume – cutting down on costs, maintenance, fuel and materials associated with them.

Supplier Responsibility. We believe in creating positive change responsibly, and our supplier partners play a critical role in bringing that vision to life. We not only expect high quality products and services from our suppliers, we also expect them to conduct their businesses consistent with our Supplier Code of Conduct. Our Supplier Code of Conduct, available at https://www.ncr.com/company/suppliers/manuals-forms-and-templates, sets forth our expectation that our suppliers will meet ethical standards consistent with NCR’s Code of Conduct and policies. Additionally we take a risk-based approach to supply chain due diligence. We engage with the majority of our largest suppliers on a quarterly basis to identify potential risk exposure. As part of our supplier partner onboarding process, supplier partners are required to certify compliance with International Electrotechnical Commission 62474 standards. NCR requires its supplier partners to maintain compliance with the Restriction of Hazardous Substances (RoHS) Directive, Registration, Evaluation, Authorisation and Restriction of Chemicals (REACH) Regulation, and other applicable regulations.

Human Capital Resources

General. NCR views taking care of our people as a critical part of our strategy. We strive to enable a culture and employment brand that attracts, develops and retains top talent. Our talent focus areas in 2020 were aligned to three basic areas:
•building a ONE NCR culture that is focused on our customers, employees and stockholders;
•preparing our next generation of leaders through extensive training, coaching, mentoring and succession planning supported through our NCR Leadership Institute; and
•hiring the next generation of NCR innovators through our university hiring and partnership programs that help us sustain and strengthen our efforts to be the home of a diverse workforce.

On December 31, 2020, NCR had approximately 36,000 employees and contractors worldwide. Given the multinational nature of our business, we monitor our global employment footprint. As of December 31, 2020, our employees by geographic region included approximately: 25% in the Asia Pacific and Japan region; 34% in the Europe, Middle East and Africa region; 12% in the Americas, excluding the United States; and 29% in the United States.

Diversity, Equity and Inclusion (DE&I). NCR believes in the power and value of diversity and strives to build a globally inclusive workplace where all people are treated fairly. The Board of Directors and its Risk Committee have direct oversight of DE&I activities. In 2020, we appointed a DE&I leader to oversee NCR’s DE&I programs and goals. Our key initiatives in 2020 included, amongst others:
•driving workforce diversity guidance programs, which include a quarterly DE&I learning and speaker series;
•activating a supplier diversity program that invests in small businesses, as well as minority, women and veteran-owned business enterprises;
•creating the Global Inclusion Council (GIC), under the executive sponsorship of our President and Chief Executive Officer, and our Senior Vice President and Chief Human Resources Officer, with the mission to inspire action that attracts top talent, creates an inclusive work environment that values the diversity of life experiences and perspectives, and encourages innovation in pursuit of NCR’s mission; and
•sponsoring various Business Resource Groups (BRGs), which are voluntary, employee-led groups that foster a diverse, equitable, and inclusive workplace aligned with NCR’s mission, values, goals, business practices and objectives, including NCR’s Black Professionals Forum, Women in NCR, and United (LGBTQIA+). We look to support additional BRGs where it will help support our employees.

Employee Engagement, Learning and Development. To further the objectives described above, we regularly seek our employees’ feedback on employee experiences so we can align our objectives with employees’ experiences, building on what we do well and designing programs to improve where needed. We also invest in training and development for our employees, with a focus on safety and security, code of conduct, civil treatment in the workplace, and unconscious bias, among other topics. Further, we sponsor various mentorship programs organized by our BRGs or within our business units or infrastructure groups.

Government Regulations

NCR is subject to a variety of evolving government laws and regulations, including environmental laws and regulations, in the various jurisdictions in which our offerings are used, including, for example, privacy and data protection laws, regulations and directives, and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act. In addition, though not material to our business taken as a whole, certain parts of NCR’s operating segments are subject to industry-specific laws and regulations. For example, in our Banking segment, our digital banking business is subject to examination by the Federal Financial Institutions Examination Counsel (FFIEC), while portions of our Payments business are contractually obligated to comply with certain anti-money laundering laws and regulations, such as the Bank Secrecy Act.

Although NCR does not currently expect that compliance with government laws and regulations, including environmental regulations, will have a material effect upon the capital expenditures, cash flow, financial condition, earnings and competitive position of NCR, its segments or its subsidiaries, it is possible that such compliance could have a material adverse impact on our capital expenditures, cash flow, financial condition, earnings or competitive position, including, but, not limited to, as NCR's Banking or Payments-related businesses grow or change as NCR continues to implement its business strategy. Further, while NCR does not currently expect to incur material capital expenditures related to compliance with such laws and regulations, and while we believe the amounts provided in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities in this area, there can be no assurances that environmental matters will not lead to a material adverse impact on our capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Fox River, Kalamazoo River and Ebina matters, is reported in Item 8 of Part II of this Report as part of Note 9, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Further information regarding the potential impact of compliance with governmental laws and regulations is also included in Item 1A of this Report and is incorporated herein by reference.

Information about our Executive Officers
The Executive Officers of NCR (as of February 26, 2021) are as follows:

Name	Age	Position and Offices Held
Frank R. Martire	73	Executive Chairman
Michael D. Hayford	61	President and Chief Executive Officer
Owen J. Sullivan	63	Chief Operating Officer
Timothy C. Oliver	52	Executive Vice President and Chief Financial Officer
James M. Bedore	61	Executive Vice President, General Counsel and Secretary
Debra Bronder	63	Senior Vice President and Chief Human Resources Officer
Adrian Button	48	Executive Vice President, Product and Service Operations
Daniel W. Campbell	60	Executive Vice President, NCR Global Sales
Beth A. Potter	61	Chief Accounting Officer

Set forth below is a description of the background of each of the Executive Officers.
Frank R. Martire is Executive Chairman of NCR, a position he has held since May 2018. Mr. Martire most recently served as Non-Executive Chairman of Fidelity National Information Services Inc. (FIS) a financial services technology company. From 2015 to 2017, he served as Executive Chairman of FIS, and from 2009 to 2015 was President and Chief Executive Officer of FIS after its acquisition of Metavante Technologies, Inc. (Metavante), a bank technology processing company. Mr. Martire previously served as Chief Executive Officer of Metavante from 2003 to 2009 and President from 2003 to 2008. Prior to that, he was President and Chief Operating Officer of Call Solutions Inc. from 2001 to 2003 and President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc., from 1991 to 2001. Mr. Martire is a member of the Board of Directors of J. Alexander’s Holdings, Inc., where he serves as Lead Independent Director, and is a member of the Board of Directors of Cannae Holdings, Inc., where he serves as a Lead Independent Director. Mr. Martire became a director of NCR on May 31, 2018.

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

Owen J. Sullivan is Chief Operating Officer of NCR, a position he has held since July 2018. Mr. Sullivan was most recently an independent consultant, providing strategic planning, consulting and executive mentoring, and working with and investing alongside private equity firms and other investor groups. Prior to that, Mr. Sullivan was with ManpowerGroup Inc. (ManpowerGroup), a workforce and talent management solutions company, from 2003 to 2013. At ManpowerGroup, he served as President of the Specialty Brands and Experis units from 2010 to 2013 and he served as the Chief Executive Officer of the Right Management and Jefferson Wells International, Inc. subsidiaries from 2004 to 2013 and from 2003 to 2010, respectively. Before joining ManpowerGroup, Mr. Sullivan was with Sullivan Advisors, LLC, a provider of strategic planning, consulting and executive mentoring for small to medium-sized businesses from 2001 to 2003. Prior to that, Mr. Sullivan was with Metavante Technologies, Inc., a bank technology processing company, from 1993 to 2001, where he served in various management roles including as the President of Metavante’s Financial Services Group and Enterprise Solutions Group. Mr. Sullivan served as a member of the Board of Directors of Johnson Financial Group, Inc., a bank holding company, where he served as a member of its Wealth Management, Risk and Succession Committees through 2018. Mr. Sullivan is a member of the Board of Directors of Computer Task Group, Incorporated and serves as a member of its Compensation and Audit Committees.

Timothy C. Oliver is Executive Vice President and Chief Financial Officer of NCR, a position he has held since July 13, 2020. Mr. Oliver most recently served as President and Chief Financial Officer of Spring Window Fashions, LLC, a consumer goods company, and a member of the company's leadership team, since September 2019. In this role he focused on, among other things, aligning the company's business portfolio and growth initiatives with its finance strategy. From 2011 to 2019, he served as Senior

Vice President and Chief Financial Officer of the Goldstein Group Inc. (GGI), a privately held conglomerate, and its subsidiary, Alter Trading Corporation (Alter), a privately held metal recycler and broker company. Mr. Oliver also served as President during the last three months in his role at Alter. Before joining GGI and Alter, he was the Senior Vice President and Chief Financial Officer of MEMC Electronic Materials, Inc., a publicly held technology company (now SunEdison, Inc.), from 2009 to 2011, and Senior Executive Vice President and Chief Financial Officer of Metavante Technologies, Inc., a publicly held bank technology processing company, from 2007 to 2009. He also previously served as Vice President and Treasurer of Rockwell Automation, Inc. (Rockwell Automation), an industrial automation and digital transformation company, from 2005 to 2007. Before joining Rockwell Automation, he was Vice President for Investor Relations and Financial Planning at Raytheon Company. Mr. Oliver's prior roles included a focus on transforming finance organizations to position companies for growth.

James M. Bedore is Executive Vice President, General Counsel and Secretary of NCR, a position he has held since November 2018. In 2019, Mr. Bedore also became Head of Corporate Development at NCR, responsible for mergers and acquisitions, integrations, partnerships, and IP monetization, and in 2020, he became Head of the newly-created NCR Office of Risk Management, responsible for enterprise risk management, ESG, third party risk management and business continuity. Prior to NCR, Mr. Bedore was an attorney in private practice with Reinhart Boerner Van Deuren s.c., where he was a Shareholder, member of the firm’s Board of Directors and Chair of the firm’s Securities Team, advising clients on a variety of corporate matters including mergers and acquisitions, public securities offerings on behalf of issuers and underwriters, private placements, venture capital, bank and other financing arrangements, securities compliance, reporting and disclosure obligations, corporate governance, shareholder rights and executive compensation.

Debra Bronder is Senior Vice President and Chief Human Resources Officer of NCR, a position she has held since July 2018. Most recently, she led Human Resources for Cardtronics, Inc., a global leader in ATM placement and transaction processing, from 2010 to 2017. Prior to that, Ms. Bronder was the Executive Vice President of Human Resources for Metavante Technologies, Inc. (Metavante), a bank technology processing company, from 1997 to 2009, and with Fidelity National Information Services, Inc. (FIS) from 2009 to 2010, leading the human resources activities for Metavante’s merger with FIS in 2009.

Adrian Button is NCR’s Executive Vice President, Product and Service Operations, a position he has held since June 2020. From February 2018 to June 2020, Mr. Button served as NCR’s Senior Vice President, Hardware Product Operations. From July 2017 to February 2018, Mr. Button served as NCR’s Senior Vice President, Global Operations. Before he joined NCR, Mr. Button spent 19 years in various management roles with different divisions of General Electric Company (GE). Most recently, Mr. Button served from January 2016 to July 2017 as Vice President, Supply Chain, for GE Industrial Solutions, with oversight of the division’s supply chain and service operations across 41 global factories. Prior to that Mr. Button served as Vice President, Turbomachinery, for GE’s Oil & Gas division from January 2014 to December 2016, as General Manager of the Global Operations team for GE’s Oil & Gas division from March 2011 to December 2013, and in other operations and supply chain roles with GE Aviation.

Daniel W. Campbell is NCR’s Executive Vice President, NCR Global Sales, a position he has held since February 2018. Previously, from July 2015 to February 2018, Mr. Campbell served as a Senior Vice President and General Manager at Virtustream, Inc. (Virtustream), which he joined after it was acquired by EMC Corporation (EMC) in July 2015. With Virtustream, Mr. Campbell led the global sales integration with EMC’s sales organization, built a global strategic alliances and channels organization, and co-launched Virtustream Storage Cloud, an enterprise-class cloud storage platform. Before joining Virtustream, from April 1998 to July 2015, Mr. Campbell served in a series of sales and management roles of increasing responsibility at EMC, including Chief Operating Officer, Senior Vice President, Worldwide Sales, Backup and Recovery Systems Divisions, and most recently as Senior Vice President, Global Specialty Sales. Before joining EMC, Mr. Campbell served in various sales and management roles with Sperry, Unisys, Motorola and Wang.

Beth A. Potter is NCR’s Chief Accounting Officer, a position she has held since November 2019. Ms. Potter has also served as the NCR Corporate Controller since 2011. From March 2007 to 2011, she served as Assistant Controller, and prior to that she served in various other leadership roles supporting NCR’s finance organization.

Available Information
NCR makes available through its website at http://investor.ncr.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act). The SEC website (www.sec.gov) contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2021 Annual Meeting of Stockholders (the 2021 Proxy Statement), portions of which are incorporated herein by reference. NCR also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

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

BUSINESS OPERATIONS

The coronavirus (COVID-19) pandemic could materially adversely affect our business, financial condition and results of operations. The impact of COVID-19, including several emerging variants of COVID-19, has grown throughout the world. Governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, quarantines, shelter in place orders and shutdowns. While we have implemented programs to mitigate the impact of these measures on our results of operations, there can be no assurance that these programs will be successful. There is significant uncertainty regarding such measures and potential future measures.

Our manufacturing and distribution facilities are located in areas that have been affected by the pandemic and we have taken measures to try to contain it. Restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our distributors and suppliers, could limit customer demand and/or our capacity to meet customer demand and have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the spread of COVID-19 has caused us to modify our business practices, such as employee work locations, and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, distributors, suppliers and contractors. Remote talent management and return to work efforts may cause loss of efficiency and negatively impact our company culture and morale. There is no certainty that measures taken to mitigate the risks posed by the virus will be successful, and our ability to perform critical functions could be harmed. These measures, and similar measures at our customers, have resulted in and may result in further installation delays and other business challenges.

COVID-19 or any other adverse public health development could inhibit our ability to execute our strategic initiatives including, without limitation, expanding our customer base by increasing our use of indirect sales channels and by developing, marketing and selling solutions aimed at the small and medium business market, improving the experience of our customers, investing in growing identified strategic growth platforms and shifting the mix of revenue in our business to software and services revenue, as well as recurring revenue.

The degree to which COVID-19 affects our financial results and operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, the distribution and the effectiveness of the COVID-19 vaccine, and how quickly and to what extent normal economic and operating conditions can resume.

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

If third party suppliers upon which we rely are not able to fulfill our needs, our ability to timely bring our products to market could be affected. There are a number of vendors providing the services and producing the parts and components that we utilize in or in connection with our products. However, there are some services and components that are licensed or purchased from single sources due to price, quality, technology, functionality or other reasons. For example, we depend on transaction processing services from Accenture, computer chips and microprocessors from Intel and operating systems from Microsoft. Certain parts and components used in the manufacturing of our ATMs and the delivery of many of our retail solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses that provide us with critical products for our solutions. If we were unable to secure the necessary services or maintain current demand, including contract manufacturing, parts, software, components or products from a particular vendor, and we had to find an alternative supplier, our new and existing product shipments and solution deliveries, or the provision of contracted services, could be delayed, impacting our business and operating results.

Certain of our suppliers have been impacted by the COVID-19 pandemic and we have mitigated critical supplier shortages by securing supplies from alternate sources, but it is possible the ongoing efforts to contain the virus could lead to additional disruptions in our supply chain.

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

Continuous improvement, customer experience, restructuring and cost reduction initiatives could negatively impact productivity and business results. In the past, we have undertaken restructuring plans, and, in addition, as part of our ongoing efforts to optimize our cost structure, from time to time we shift and realign our internal organizational structure and resources. These activities could temporarily result in reduced productivity levels. We also have ongoing initiatives to improve the experience of our customers, invest in growing identified strategic growth platforms, and shift the mix of revenue in our business to software and services revenue as well as recurring revenue. We typically have many such initiatives underway. If we are not successful in implementing and managing these various initiatives and minimizing any resulting loss in productivity, or if the costs to complete these initiatives is higher than anticipated, we may not be able to achieve targeted cost savings or productivity gains, and our business and operating results could be negatively impacted.

Additionally, from time to time we may undertake projects with respect to our office, manufacturing or other facilities. Implementation of relocation plans could result in business disruption due to a lack of business continuity, which, among other things, could have a negative impact on our productivity and business and operating results.

If we do not retain key employees, or attract quality new and replacement employees, we may not be able to meet our business objectives. Our employees are vital to our success, including the successful transformation of the Company into a software- and services-led business. Therefore, our ability to retain our key business leaders and our highly skilled software development, technical, sales, consulting and other key personnel, including key personnel of acquired businesses, is critical. These key employees may decide to leave NCR for other opportunities, or may be unavailable for health or other reasons. As we reopen offices that were closed in 2020 due to the COVID-19 pandemic, we may have challenges retaining or attracting new and replacement employees due to employee concerns relating to COVID-19, such as COVID-19 vaccination rates or commuting patterns and options that are safe. In addition, as our business model evolves, we may need to attract employees with different skill sets, experience and attributes to support that evolution. If we are unable to retain our key personnel, or we are unable to attract highly qualified new and replacement employees by offering competitive compensation, secure work environments and leadership opportunities now and in the future, our business and operating results could be negatively impacted. Uncertainties or delays associated with any transition of key business leaders could also cause fluctuation in our stock price.

STRATEGY AND TECHNOLOGY

If we are unsuccessful in transforming our business model, our operating results could be negatively impacted. In recent years, we have shifted our business model to become a software- and services-led enterprise provider, focusing on increased software and services revenue, as well as recurring revenue, to enable NCR to become an as-a-Service company. Activating our strategy to create NCR-as-a-Service could negatively impact our revenue and margin as we shift toward increasing recurring revenue. Additionally, this strategy includes the shift away from perpetual license-based products that yield revenue recognized at an earlier point in time to a term license model to include a termination for convenience which could also have a negative impact on our revenue and margin. We expect to increase our capital expenditures to support our shift to NCR-as-a-Service with the focus on our strategic growth platforms, which are the offerings with the highest growth potential to accelerate the shift. Our success depends on the return on investment generated from the capital expenditures and our ability to continue to execute these strategies, while improving the Company's cost structure. Successful execution of our strategy and the businesses associated with the strategic growth platforms depends on a number of different factors including, among others, developing, deploying and supporting the next generation of digital first software and cloud solutions for the industries we serve; market acceptance of our new and existing software and cloud solutions; successfully expanding the payment processing market; enabling our sales force to use a consultative selling model that better incorporates our comprehensive and new solutions; transforming our services performance, capabilities and coverage to improve efficiency, incorporate remote diagnostic and other technologies and align with and support our new solutions; managing professional services and other costs associated with large solution roll-outs; integrating, developing and supporting software gained through acquisitions; and if the proposed transaction we recently announced with Cardtronics plc (Cardtronics) is consummated, successfully integrating Cardtronics with our Company to accelerate our business model transition as expected and achieve other expected benefits of the transaction. In addition, development of these businesses may require increased capital and research and development expenses and resource allocation, and while we will seek to have the right level of investment and the right level of resources focused on these opportunities, these costs may reduce our gross margins and the return on these investments may be lower, or may develop more slowly, than we expect. In addition, we continue to pursue initiatives to expand our customer base by increasing our use of indirect sales channels, and by developing, marketing and selling solutions aimed at the small- to medium-business market. It is not yet certain whether these initiatives will yield the anticipated benefits, or whether our solutions will be compelling and attractive to small- and medium-sized businesses. If we are not successful in growing software and services and expanding our customer base at the rate that we anticipate, we may not meet our growth and gross margin projections or expectations, and operating results could be negatively impacted.

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

If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive technology industry. This industry is characterized by rapidly changing technology, disruptive technological innovation, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products making differentiation difficult. Our competitors include other large companies in the information technology industry, such as Fidelity National Information Services Inc., Fiserv, Inc., Temenos AG, Infosys Ltd., Alkami Technology, Inc., HP Inc., Diebold Nixdorf, Inc., Hyosung TNS Inc., Toshiba Tec Corporation, Oracle Corporation, Fujitsu Limited, Q2 Holdings, Inc. and ACI Worldwide, Inc., many of which have more financial and technical resources, or more widespread distribution and market penetration for their platforms and service offerings, than we do. We also compete with companies in specific industry segments, such as entry-level ATMs, POS solutions and imaging solutions. In addition, as consumers and customers in the financial, retail and hospitality industry adopt new alternative technologies such as cashless and other streamlined payment services and automated shopping solutions, we may face competition from other technology companies.

Our future competitive performance and market position depend on a number of factors, including our ability to:

•execute our NCR-as-a-Service strategy to grow our software and services revenue, as well as our recurring revenue;
•improve margin expansion while successfully reacting to competitive product and pricing pressures;
•penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets;
•exploit opportunities in emerging vertical markets, such as telecommunications and technology;
•cross-sell additional products and services to our existing customer base;
•rapidly and continually design, develop and market, or otherwise maintain and introduce innovative solutions and related products and services for our customers that are competitive in the marketplace;
•react on a timely basis to shifts in market demands and technological innovations, including shifts toward the desire of banks and retailers to provide digital first experience to their customers and the use of mobile devices in transactions and payments;
•compete in reverse auctions for new and continuing business;

•reduce costs without creating operating inefficiencies or impairing product or service quality;
•maintain competitive operating margins;
•improve product and service delivery quality; and
•effectively market and sell all of our diverse solutions.

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

Our multinational operations, including in new and emerging markets, expose us to business and legal risks. For the years ended December 31, 2020 and 2019, the percentage of our revenue from outside of the United States was 51% and 50%, respectively, and we expect our percentage of revenue generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations, our ability to manufacture and sell our solutions internationally, including in new and emerging markets, is subject to risks, which include, among others:

•the impact of ongoing and future economic and credit conditions on the stability of national and regional economies and industries within those economies;
•political conditions and local regulations that could adversely affect demand for our solutions, our ability to access funds and resources, or our ability to sell products in these markets;
•the impact of a downturn in the global economy, or in regional economies, on demand for our products;
•currency exchange rate fluctuations that could result in lower demand for our products as well as generate currency translation losses;
•limited availability of local currencies to pay vendors, employees and third parties and to distribute funds outside of the country;
•changes to global or regional trade agreements that could limit our ability to sell products in these markets;
•the imposition of import or export tariffs, taxes, trade policies or import and export controls that could increase the expense of, or limit demand for our products;
•changes to and compliance with a variety of laws and regulations that may increase our cost of doing business or otherwise prevent us from effectively competing internationally;
•government uncertainty or limitations on the ability to enforce legal rights and remedies, including as a result of new, or changes to, laws and regulations;
•reduced protection for intellectual property rights in certain countries;
•implementing and managing systems, procedures and controls to monitor our operations in foreign markets;
•changing competitive requirements and deliverables in developing and emerging markets;
•longer collection cycles and the financial viability and reliability of contracting partners and customers;
•managing a geographically dispersed workforce, work stoppages and other labor conditions or issues;
•disruptions in transportation and shipping infrastructure; and
•the impact of civil unrest relating to war and terrorist activity on the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

In addition, as a result of our revenue generated outside of the United States, the amount of cash and cash equivalents that is held by our foreign subsidiaries continues to be significant. After the Tax Cuts and Jobs Act of 2017, in general we will not be subject to additional U.S. taxes if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise. However, we may be subject to foreign withholding taxes, which could be significant.

If we do not successfully integrate acquisitions or effectively manage alliance activities, we may not drive future growth. As part of our overall solutions strategy, we have made, and intend to continue to make, investments in companies, solutions, services and technologies, either through acquisitions, investments, joint ventures or strategic alliances. These activities allow us to further our company strategy and provide us access to new technology or solutions that expand our offerings. In January 2021, we announced that NCR entered into a definitive agreement under which it will acquire all outstanding shares of Cardtronics plc (“Cardtronics”) in an all-cash transaction. The transaction is expected to close in mid-year 2021, subject to receipt of regulatory approvals and satisfaction of customary closing conditions, including approval by Cardtronics’ shareholders. Acquisitions, including the proposed Cardtronics acquisition, and alliance activities inherently involve risks. The risks we may encounter include those associated with:

•disruption to our business and the continued successful execution of our company strategy, goals and responsibilities, including but not limited to the Company’s 80/60/20 plan regarding mix shift to software and services, recurring revenue and adjusted EBITDA margin expansion, as well as the NCR-as-a-Service model, while managing significant transactions such as Cardtronics;
•assimilation and integration of different business operations, corporate cultures, personnel, infrastructures (such as data centers) and technologies or solutions acquired or licensed, while maintaining quality, and designing and implementing appropriate risk management measures;
•retention of key and talent associated with the acquired or combined business;
•the incurrence of significant transaction fees and costs;
•the potential for unknown liabilities within the acquired or combined business that we may not become aware of until after the completion of the acquisition; and
•the possibility of conflict with joint venture or alliance partners regarding strategic direction, prioritization of objectives and goals, governance matters or operations.

There is risk that the integration, new technology or solutions, including but not limited to expanded payment processing and entry into ATM-as-a-Service, may not perform as anticipated, may take longer than anticipated and may not meet estimated growth projections or expectations, or investment recipients may not successfully execute their business plans. Further, we may not achieve the projected efficiencies and synergies once we have integrated the business into our operations, which may lead to additional costs not anticipated at the time of acquisition. In the event that these risks materialize, we may not be able to fully realize the benefit of our investments, and our operating results could be adversely affected.

FINANCE AND ACCOUNTING

Our level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs. At December 31, 2020, we had approximately $3.32 billion of total indebtedness outstanding. Additionally, at December 31, 2020, we had approximately $999 million of secured debt available for borrowing under our senior secured credit facility. Further, as previously announced, in connection with the proposed transaction with Cardtronics, we expect to incur a substantial amount of additional indebtedness. We expect certain revised terms applicable to our secured indebtedness including, but not limited to, the extension of certain maturity dates, to also take effect upon the consummation of the proposed transaction. This level of indebtedness could:

•require us to dedicate a substantial portion of our cash flow to the payment of principal and interest, thereby reducing the funds available for operations and future business opportunities;
•make it more difficult for us to satisfy our obligations with respect to our outstanding senior unsecured notes, including our change in control repurchase obligations;
•limit our ability to borrow additional money if needed for other purposes, including working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, on satisfactory terms or at all;
•limit our ability to adjust to changing economic, business and competitive conditions;
•place us at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing;
•make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and
•make us more susceptible to adverse changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

To the extent that we are unable to successfully integrate Cardtronics or achieve the projected efficiencies and synergies of the acquisition, it may materially adversely affect our ability to service the additional indebtedness we expect to incur in connection with the proposed transaction. If compliance with our debt obligations materially limits our financial or operating activities, or hinders our ability to adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may be negatively affected.

The terms of the documents governing our indebtedness include financial and other covenants that could restrict or limit our financial and business operations. Our senior secured credit facility and the indentures for our senior unsecured notes include restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our subsidiaries to, among other things:
•incur additional indebtedness;
•create liens on, sell or otherwise dispose of, our assets;
•engage in certain fundamental corporate changes or changes to our business activities;
•make certain investments or material acquisitions;
•engage in sale-leaseback or hedging transactions;
•repurchase our common stock, pay dividends or make similar distributions on our capital stock;
•repay certain indebtedness;
•engage in certain affiliate transactions; and
•enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments.

The senior secured credit facility and the indentures also contain certain affirmative covenants, and the senior secured credit facility requires us to comply with a financial coverage ratio regarding our debt relative to our Consolidated EBITDA (as defined in the senior secured credit facility).

These covenants and restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns. Further, as previously announced, in connection with the proposed transaction with Cardtronics and financing transactions related to it, we expect certain covenants and restrictions will change upon consummation of the transaction.

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

•Upon an event of default under the senior secured credit facility, the lenders could, among other things, declare outstanding amounts due and payable, refuse to lend additional amounts to us, or require us to deposit cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness, which includes certain of our domestic assets and the equity interests of certain of our domestic and foreign subsidiaries.
•Upon an event of default under the indentures, the trustee or holders of our senior unsecured notes could declare all outstanding amounts immediately due and payable.
•Upon an event of default under our trade receivables securitization facility, the lenders could, among other things, terminate the facility, declare all capital and other obligations to be immediately due and payable, replace us as servicer, take over receivables lock-box accounts and redirect the collections of domestic accounts receivable from those accounts, and exercise available rights against the domestic accounts receivable pledged by NCR Receivables, LLC.

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

Our pension liabilities could adversely affect our liquidity and financial condition. At December 31, 2020, our obligation for benefits under our pension plans was $3,313 million and our pension plan assets totaled $2,646 million, which resulted in an underfunded pension obligation of $667 million. While we rebalanced our U.S. and international plan assets in order to reduce volatility, made several discretionary contributions to our pension plans and have, from time to time, completed de-risking actions, including plan settlements, our remaining underfunded pension obligation continues to require ongoing cash contributions. Our underfunded pension obligation also may be affected by future transfers and settlements relating to our pension plans.

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

We may be required to write down the value of certain significant assets, which would adversely affect our operating results. We have a number of significant assets on our balance sheet as of December 31, 2020 and the value of these assets can be adversely impacted by factors related to our business and operating performance, as well as factors outside of our control. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $1,109 million and $996 million at December 31, 2020 and 2019, respectively. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

NCR has previously recorded valuation allowances related to certain deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The recorded valuation allowances cover deferred tax assets, primarily tax loss carryforwards and branch basket foreign tax credits, in tax jurisdictions where there is uncertainty as to the ultimate realization of those tax losses and credits. As of December 31, 2020, the Company's net deferred tax assets (without valuation allowances) in the U.S. totaled approximately $469 million. For the three year period ended December 31, 2020, the U.S. had a cumulative net loss from continuing operations before income taxes, as adjusted for permanent differences, which is generally considered a negative indicator of the Company's ability to realize the benefits of those assets. However, the Company evaluated the realizability of the U.S. net deferred tax assets by weighing positive and negative evidence, including our history of U.S. pre-tax income adjusted for permanent differences, the impact of the COVID-19 pandemic on our U.S. results in 2020 and in the near-term, projected U.S. taxable income, and the length of time over which the Company's deferred tax assets relating to net operating losses, general basket foreign tax credits, interest limitation carryforward, research and development credits and a variety of temporary differences may be realized. A specific focus of the evaluation was the realizability of the Company's general basket foreign tax credit carryforwards, which expire on or before December 31, 2025. Through this assessment, realization of the related benefits was determined to be more likely than not. If the Company is unable to generate sufficient future U.S. taxable income of the proper source in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss and credit carryforwards, additional valuation allowances could be required in the future.

INFORMATION SECURITY

Data protection, cybersecurity and data privacy issues could negatively impact our business. Our products and services, including our cloud and hosted solutions as well as our end-to-end payment processing business, facilitate financial and other transactions for the customers in the industries we serve. As a result, we collect, use, transmit and store certain of the transaction and personal data of our customers and end-users. We also may have access to transaction and personal data of our customers and their customers through or in the course of servicing our products or third party products. Additionally, we collect, use and store personal data of our employees and the personnel of our business partners, such as resellers, suppliers and contractors, in the ordinary course of business. While we have programs and measures in place designed to safeguard this data, and while we have implemented access controls designed to limit the risk of unauthorized use or disclosure by employees and contractors, the techniques used to obtain unauthorized access to this data are complex and changing, as are the underlying objectives of the attacker, like targeted business disruption, financial impact, intellectual property theft, political motives, or sophisticated nation-state sponsored and organized cyber-criminal activity, and may be difficult to detect for long periods of time. An attack, disruption, intrusion, denial of service, theft or other breach, or an inadvertent act by an employee or contractor, could result in unauthorized access to, or disclosure of, this data, resulting in claims, costs and reputational harm that could negatively affect our operating results. We may also detect, or may receive notice from third parties (including governmental agencies) regarding potential vulnerabilities in our information technology systems, our products, or third party products used in conjunction with our products or our business. In the course of our business activities, NCR contracts with numerous suppliers, vendor and resellers who may experience a cybersecurity, data protection or privacy issue that could negatively affect our operating results. Even if these potential vulnerabilities do not result in a data breach, their existence can adversely affect customer confidence and our reputation in the marketplace. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the landscape evolves, we may also find it necessary to make significant further investments to protect data and infrastructure.

Like most companies, NCR is regularly the subject of attempted cyberattacks, which may involve personal data. To date, the Company is not aware of any that have caused adverse consequences material to the Company. Most such attacks are detected and prevented by the Company’s various information technology and data protections, including but not limited to firewalls, intrusion prevention systems, denial of service detection, anomaly based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management (SIEM) system, identity management technology, security analytics, multi-factor authentication and encryption. There can be no assurance that our protections will always be successful.

The Company has established relationships with cybersecurity firms, which it engages in connection with certain suspected incidents. The costs arising from those engagements, which depending on the incident may include both investigatory and remedial efforts, have not to date been material to the Company. The Company also regularly undergoes evaluation of its protections against incidents, including both self-assessments and expert third-party assessments, and it regularly enhances those protections, both in response to specific threats and as part of the Company’s efforts to stay current with advances in cybersecurity defense. When the Company experiences a confirmed cybersecurity incident it generally performs root cause analyses and in appropriate instances will implement additional controls based on those analyses. In 2020, the Company used approximately 10% of its overall IT budget on cybersecurity efforts. There can be no assurance that the Company or its cybersecurity consultants will be able to prevent or remediate all future incidents or that the cost associated with responding to any such incident will not be significant.

The personal information and other data that we process and store also is increasingly subject to data security and data privacy obligations and laws of many jurisdictions, which are increasing in complexity and sophistication as data becomes more enriched and technology and the global data protection landscape evolves. These laws may conflict with one another, and many of them are subject to frequent modification and differing interpretations. The laws impose a significant compliance burden and include, for example, the EU’s General Data Protection Regulation (GDPR), the California Consumer Privacy Act and the Brazilian General Data Protection Law that went into effect in 2020. Complying with these evolving and varying standards could require significant expense and effort, and could require us to change our business practices or the functionality of our products and services in a manner adverse to our customers and our business. In addition, violations of these laws can result in significant fines, penalties, claims by regulators or other third parties, and damage to our brand and business. The GDPR, for example, includes fines of up to €20 million or up to 4% of the annual global revenues of the infringer for failure to comply, and grants corrective powers to supervisory authorities including the ability to impose a limit on processing of personal data. The laws also cover the transfer of personal, financial and business information, including transfers of employee information between us and our subsidiaries, across international borders.

LAW AND COMPLIANCE

Our continuing ability to be a leading software- and services-led enterprise provider could be negatively affected if we do not protect our intellectual property, especially our software. It is critical to our strategy, and the benefits provided by our innovations and technologies, that we are able to protect, leverage and rely on our intellectual property, including our intellectual property rights. We protect our innovations and technologies through intellectual property rights, including through patents, copyrights, trademarks (including service marks) and trade secrets. To the extent we are not successful in protecting our intellectual property, including our software, our business could be adversely impacted.

Many of our offerings rely on technologies developed by others, and if we are unable to continue to obtain licenses for such technologies, our business could be adversely impacted.

From time to time, we receive notices and other communications from third parties, including our customers, regarding patents and other intellectual property rights. We also, from time to time, receive claims from third parties regarding infringement of patents and other intellectual property rights. Whether those claims have merit, they may require significant resources to analyze and defend, as appropriate. If an infringement claim is successful and we are required to pay damages, or we are unable to license the infringed item or substitute a similar non-infringing item on a reasonable basis, our business could be adversely impacted.

Unanticipated changes to our tax rates and additional income tax liabilities could impact profitability. We are a United States based multinational company subject to income taxes in the United States and a number of foreign jurisdictions. Our domestic and international tax liabilities are dependent on the distribution of our earnings among these different jurisdictions, and our provision for income taxes and cash tax liability could be adversely affected if the distribution of earnings is higher than expected in jurisdictions with higher statutory tax rates.

In addition, changes in U.S. or foreign tax laws and regulations, which have become more rapid in recent years and are subject to change due to changes in the then-current applicable administration or otherwise, or tax rulings could affect our financial position and results of operations. For example, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organization for Economic Co-operation and Development (OECD) and EU are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue. These tax reform efforts, such as the OECD-led Base Erosion and Profit Shifting project (BEPS), are designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Although some countries have passed tax laws based on findings from the BEPS project, the final nature, timing and extent of any such tax reforms or other legislative or regulatory actions is unpredictable, and it is difficult to assess their overall effect. But, these changes could increase our effective tax rate and adversely impact our financial results.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE

Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in a number of jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River and Kalamazoo River matters, as further described in Note 9, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report; in “Government Regulations” within Item 1 of Part I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this discussion of risk factors.

The issuance of shares of our Series A Convertible Preferred Stock reduces the relative voting power of holders of our common stock, and the conversion and sale of those shares would dilute the ownership of such holders and may adversely affect the market price of our common stock. As of December 31, 2020, approximately 0.3 million shares of our Series A Convertible Preferred Stock were outstanding, representing approximately 7% of our outstanding common stock, including the Series A Convertible Preferred Stock on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, which was payable quarterly in arrears and payable in-kind for the first sixteen dividend payments, after which, beginning in the first quarter of 2020, are payable in cash or in-kind at the option of the Company. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full.

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

In addition, dividends on the Series A Convertible Preferred Stock accrue and are cumulative at the rate of 5.5% per annum, payable quarterly in arrears. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full. The dividends were payable in-kind for the first sixteen dividend payments, after which, beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company.

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

We could be subject to actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders. While we seek to actively engage with stockholders and consider their views on business, strategy, and environmental, social and governance issues, responding to these stockholders could be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors and senior management. Uncertainties associated with such activities could interfere with our ability to effectively execute our strategic plan, impact customer retention and long-term growth, and limit our ability to hire and retain personnel. In addition, actions of these stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

As of December 31, 2020, NCR operated 235 facilities consisting of approximately 6.0 million square feet in 60 countries throughout the world, which are generally used by all of NCR's operating segments. On a square footage basis, 12% of these facilities are owned and 88% are leased. Within the total facility portfolio, NCR operates 14 research and development and manufacturing facilities totaling 1.2 million square feet, 100% of which is leased. The remaining 4.8 million square feet of space includes office, repair, and warehousing space and other miscellaneous sites, and is 83% leased. NCR also owns 7 land parcels totaling 2.6 million square feet in 2 countries.

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

PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NCR common stock is listed on the New York Stock Exchange (NYSE) and trades under the symbol “NCR”. There were approximately 76,161 holders of NCR common stock as of February 12, 2021.

Dividends

Historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future. The declaration of dividends is restricted under our senior secured credit facility and the terms of the indentures for our senior unsecured notes, and would be further subject to the discretion of NCR’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2015 through December 31, 2020.

Company / Index	2016	2017	2018	2019	2020
NCR Corporation	$166	$139	$94	$144	$154
S&P 500 Stock Index	$112	$136	$130	$171	$203
S&P 500 Information Technology Sector	$114	$158	$158	$237	$341
S&P MidCap 400 Stock Index	$121	$140	$125	$157	$179
(1)In each case, assumes a $100 investment on December 31, 2015, and reinvestment of all dividends, if any.

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

No shares were repurchased under these programs during the three months ended December 31, 2020.

As of December 31, 2020, approximately $153 million was available for repurchases under the March 2017 program, and approximately $536 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended December 31, 2020, 57,638 shares of vested restricted stock were purchased at an average price of $24.33 per share.

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

Item 6.        SELECTED FINANCIAL DATA

In millions, except per share and employee and contractor amounts
For the years ended December 31	2020	2019	2018	2017	2016
Continuing Operations (a,d)
Revenue	$6,207	$6,915	$6,405	$6,516	$6,543
Income from operations	$221	$611	$191	$691	$674
Interest expense	$(218)	$(197)	$(168)	$(163)	$(170)
Income tax expense (benefit)	$(53)	$(273)	$73	$242	$92
Income (loss) from continuing operations attributable to NCR common stockholders	$(7)	$614	$(36)	$237	$283
(Loss) income from discontinued operations, net of tax	$(72)	$(50)	$(52)	$(5)	$(13)
Basic earnings (loss) per common share attributable to NCR common stockholders:
From continuing operations (a,d)	$(0.30)	$4.13	$(0.72)	$1.05	$1.86
From discontinued operations	(0.56)	(0.41)	(0.44)	(0.04)	(0.10)
Total basic earnings (loss) per common share	$(0.86)	$3.72	$(1.16)	$1.01	$1.76
Diluted earnings (loss) per common share attributable to NCR common stockholders: (b)
From continuing operations (a,d)	$(0.30)	$3.71	$(0.72)	$1.01	$1.80
From discontinued operations	(0.56)	(0.35)	(0.44)	(0.04)	(0.09)
Total diluted earnings (loss) per common share	$(0.86)	$3.36	$(1.16)	$0.97	$1.71
Cash dividends per share	$—	$—	$—	$—	$—
As of December 31
Total assets (c)	$8,414	$8,987	$7,761	$7,654	$7,673
Total debt	$3,278	$3,559	$3,165	$2,991	$3,051
Series A convertible preferred stock	$273	$395	$859	$810	$847
Total NCR stockholders' equity	$1,048	$1,104	$395	$719	$695
Number of employees and contractors	36,000	36,000	34,000	34,000	33,500

(a)Continuing operations excludes the costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including those relating to the Fox River, Kalamazoo River and Ebina matters.
(b)See Note 1, “Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for further discussion of the diluted earnings (loss) per common share attributable to NCR common stockholders from continuing operations, discontinued operations and total.
(c)Total assets increased in 2019 for the adoption of the new lease standard.
(d)The following income (expense) amounts, net of tax are included in income from continuing operations attributable to NCR for the years ended December 31:

In millions	2020	2019	2018	2017	2016
Pension mark-to-market adjustments	$(29)	$(66)	$44	$(25)	$(78)
Transformation and restructuring costs	(190)	(44)	(182)	(20)	(21)
Acquisition-related amortization of intangibles	(64)	(68)	(68)	(79)	(83)
Acquisition-related gain (costs)	6	(5)	(5)	(3)	(5)
Debt refinancing costs	(15)	(5)	—	—	—
Valuation allowances and other tax adjustments	43	78	—	—	—
Internal reorganization and intellectual property transfer	—	301	—	—	—
U.S Tax reform and other valuation allowances	—	—	(45)	(130)	—
Goodwill and long-lived asset impairment charges	—	—	(174)	—	—
Divestiture and liquidation losses	—	—	—	—	(5)
Total	$(249)	$191	$(430)	$(257)	$(192)

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

This section should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in Item 8 of Part II of this Report. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" and "Risk Factors" in Item 1A of this Annual Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.

Our discussion within MD&A is organized as follows:

•Overview. This section contains background information on our company, summary of significant themes and events during the year as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying consolidated statements of income by comparing the results for the year ended December 31, 2020 to the results for the year ended December 31, 2019 and by comparing the results for the year ended December 31, 2019 to the results for the year ended December 31, 2018.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at December 31, 2020.

•Critical accounting policies and estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

OVERVIEW

BUSINESS OVERVIEW

NCR is a leading software- and services-led enterprise provider in the financial, retail, hospitality, and telecommunications and technology industries (T&T). NCR is a global company that is headquartered in Atlanta, Georgia. NCR offers a range of solutions that help businesses of all sizes run the store, run the restaurant and run self-service banking channels. Our solutions are also designed to support our transition to an as-a-Service company and enable us to be the technology-based service provider of choice to our customers. We categorize our operations into the following segments: Banking, Retail, Hospitality, and T&T. Each of our segments derives its revenue in each of the sales theaters in which NCR operates.

•Banking - We offer solutions to customers in the financial services industry that power their digital transformation through software, services and hardware to deliver differentiated experiences for their customers and improve efficiency for the financial institution. Our managed services and ATM-as-a-Service help banks run their end-to-end ATM channel, positioning NCR as a strategic partner. We augment these solutions by offering a full line of software, services and hardware including interactive teller machines (ITM), and recycling, multi-function and cash dispense ATMs. NCR's digital banking solutions enable anytime-anywhere convenience for a financial institution’s consumer and business customers. We also help institutions implement their digital first platform strategy by providing solutions for banking channel services, transaction processing, imaging, and branch services.

•Retail - We offer software-defined solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions are designed to improve operational efficiency, selling productivity, customer satisfaction and purchasing decisions; provide secure checkout processes and payment systems; and increase service levels. These solutions include retail-oriented technologies such as comprehensive API-point of sale retail software platforms and applications, hardware terminals, self-service kiosks including self-checkout (SCO), payment processing solutions, and bar-code scanners.

•Hospitality - We offer technology solutions to customers in the hospitality industry, including table-service, quick-service and fast casual restaurants of all sizes, that are designed to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. Our portfolio includes cloud-based software applications for point-of-sale, back office, payment processing, kitchen production, restaurant management and consumer engagement. We also provide hospitality-oriented hardware products such as POS terminals, order and payment kiosks, bar code scanners, printers and peripherals. And finally, we help reduce the complexities of running the restaurant through our services capabilities including strategic advisory, technology deployment and implementation, hardware and software maintenance and managed services.
•T&T - We offer maintenance, managed and professional services using solutions such as remote management and monitoring services, which are designed to improve operational efficiency, network availability and end-user experience, to customers in the telecommunications and technology industry. We also provide such services to end users on behalf of select manufacturers leveraging our global service capability, and resell third party networking products to customers in a variety of industries.

NCR’s reputation is founded upon over 136 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.
SIGNIFICANT THEMES AND EVENTS

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2020.

•Revenue decreased 10% from the prior year due to COVID-19 and shift to recurring revenue;
◦Software and services revenue represented 72% of total consolidated revenue
◦Recurring revenue increased 5% from the prior year and comprised 54% of total consolidated revenue
•Completed several transactions that reduced leverage; and
◦Redeemed notes due in 2022 and 2023 for $1.3 billion and completed new bond offering for 8-yr and 10-yr notes for $1.1 billion, which extended the weighted average debt maturity and reduced interest expense
◦Completed the redemption of approximately 132,000 shares of the Series A Convertible Preferred Stock
•Announced proposed transaction with Cardtronics plc.

STRATEGIC INITIATIVES AND TRENDS

In order to provide long-term value to all of our stakeholders, we set complementary business goals and financial strategies. Our business goal is to be a software and services-led company, and to be the leading technology provider of choice that runs stores, banks and restaurants around the world through our NCR-as-a-Service solutions that help banks, stores and restaurants run better, so they have more time to create customer experiences that drive lasting success. Our financial strategy is to transition our revenue mix so that 80 percent of our total revenue is comprised of software and services revenue, 60 percent of our total revenue is comprised of recurring revenue, and our adjusted EBITDA margin rate increases to 20 percent. Execution of our goals and strategy is driven by the following key pillars: (i) focus on our customers; (ii) take care of our employees; (iii) bring high-quality, innovative products to market; and (iv) leverage our brand.

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

IMPACTS FROM THE COVID-19 PANDEMIC

The impact of COVID-19, including several emerging variants of COVID-19, has grown throughout the world. Governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, shelter in place orders and shutdowns.
We continue to actively monitor the global outbreak and spread of COVID-19 and take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We continue to assess and update our business continuity plan in the context of this pandemic. We have taken precautions to help keep our workforce healthy and safe, including establishing a coronavirus task force in January 2020, thermal screening procedures at our manufacturing plants and call centers and remote working arrangements for the vast majority of our back-office employees. We expect the pandemic to create headwinds to our customers and our business until COVID-19 is contained, consumer confidence improves and the economic conditions rebound. Although it is difficult to project with certainty how deep and how long the COVID-19 pandemic will last, we do expect it will negatively impact our business into 2021.
With respect to our Banking segment, we worked with local governments to make sure that these businesses are designated as essential critical infrastructure businesses. Although we experienced installation delays and lower hardware revenue, we have not experienced any significant impact to our recurring revenue streams. We believe our ATM break-fix services, which represented the largest percentage of Banking segment revenue, has remained strong, although there can be no assurance that such operations will not be impacted in the future with higher costs or labor availability.
With respect to our Retail segment, the food, drug and mass merchandising market, which includes grocery stores, drug stores and big box retailers, and which represented the majority of our Retail segment revenue, is currently designated as an essential critical infrastructure business in many jurisdictions. We realigned our resources to support our customers as they have responded to changing consumer demand, particularly with regard to self-checkout and contactless checkout. However, customers in our department and specialty retail market and in our small and medium business market, have encountered significant adverse impacts in connection with COVID-19 as a result of temporary closures of physical stores and reduced consumer spending.

With respect to our Hospitality segment, the quick service restaurants, which are large chains and represent the majority of the Hospitality segment revenue, have remained busy with respect to drive-through and pick up services being in demand as many in-restaurant dining options have been limited by social distancing and governmental orders. However, this market has been negatively impacted from lower new stores and less remodeling activity. Table service restaurants, which are sit-down restaurants with more than 50 locations, have experienced negative impacts as a result of governmental and public actions. Although many of these businesses have experienced an increase in online and takeout ordering, this market will continue to be negatively impacted until consumer confidence improves once COVID-19 is contained. Customers in our small and medium business market have experienced significant working capital and adverse cash flow impacts as a result of the COVID-19 pandemic, which, similar to table service restaurants, is expected to continue until COVID-19 is contained and the economy begins to rebound.

In order to build a stronger liquidity position, we took steps to improve working capital and addressed certain business impacts with spending cuts. We took several steps to build our cash reserve to improve our financial liquidity and flexibility and provide a cushion to help weather the impacts of the pandemic. These steps included suspending our share repurchase programs, limiting our mergers and acquisition activity, reducing salaries for members of our leadership team and certain salaried employees, reducing our planned capital expenditures, eliminating most contractors, curtailing travel, and freezing merit increases and hiring. Late in the third quarter, we released some of the temporary measures, mainly related to the temporary salary reductions which were replaced with permanent measures focused on organizational improvements, operational changes and strategic product actions.

However, the degree to which COVID-19 affects our financial results and operations will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, including but not limited to, the success and distribution of existing and additional vaccinations, and how quickly and to what extent normal economic and operating conditions can resume.

While it is difficult to project how disruptive and protracted the pandemic will be, we do expect it will negatively impact our business into 2021. We expect all of our segment results to be negatively impacted by the COVID-19 pandemic. We expect our hardware revenues to be most impacted while our recurring revenue stream is expected to be more resilient. We continue to evaluate the long-term impact that COVID-19 may have on our business model, which may result in additional cash and non-cash charges in 2021.

RESULTS OF OPERATIONS

Key Strategic Financial Metrics

The following tables show our key strategic financial metrics for the years ended December 31, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.

Software and services revenue as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2020	2019	2018	2020	2019	2018	2020 v 2019	2019 v 2018
Software & Services	$4,452	$4,528	$4,372	71.7%	65.5%	68.3%	(2)%	4%
Hardware	$1,755	$2,387	$2,033	28.3%	34.5%	31.7%	(26)%	17%
Total Revenue	$6,207	$6,915	$6,405	100.0%	100.0%	100.0%	(10)%	8%

Recurring revenue as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2020	2019	2018	2020	2019	2018	2020 v 2019	2019 v 2018
Recurring revenue (1)	$3,338	$3,182	$2,970	53.8%	46.0%	46.4%	5%	7%
All other products and services	$2,869	$3,733	$3,435	46.2%	54.0%	53.6%	(23)%	9%
Total Revenue	$6,207	$6,915	$6,405	100.0%	100.0%	100.0%	(10)%	8%

(1) Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, cloud revenue, payment processing revenue, and certain professional services arrangements as well as term-based software license arrangements that include customer termination rights.

Net income (loss) from continuing operation and Adjusted EBITDA (2) as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2020	2019	2018	2020	2019	2018	2020 v 2019	2019 v 2018
Total Revenue	$6,207	$6,915	$6,405

Net income (loss) from continuing operations	$(7)	$614	$(36)	(0.1)%	8.9%	(0.6)%	(101)%	n/m
Adjusted EBITDA (1)	$896	$1,058	$957	14.4%	15.3%	14.9%	(15)%	11%
n/m = not meaningful

(1) NCR's management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of strength and performance of the Company's ongoing business operations, including funding discretionary spending such as capital expenditures, strategic acquisitions, and other investments. NCR determines Adjusted EBITDA based on GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles, restructuring charges, among others. Refer to the table below for the reconciliations of net income (loss) from continuing operations (GAAP) to Adjusted EBITDA (non-GAAP).

In millions	2020	2019	2018
Net income (loss) from continuing operations (GAAP)	$(7)	$614	$(36)
Pension mark-to-market adjustments	34	75	(45)
Transformation and restructuring costs	234	58	223
Acquisition-related amortization of intangibles	81	86	85
Acquisition-related (gains) costs	(6)	3	6
Long-lived and intangible asset impairment charges	—	—	183
Internal reorganization and IP transfer	—	(37)	—
Loss on debt extinguishment	20	—	—
Interest expense	218	197	168
Interest income	(8)	(4)	(5)
Depreciation and amortization	275	232	241
Income taxes	(53)	(273)	73
Stock-based compensation expense	108	107	64
Adjusted EBITDA (non-GAAP)	896	$1,058	$957

Consolidated Results

The following table shows our results for the years December 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

				Percentage of Revenue (1)			Increase (Decrease)
(in millions)	2020	2019	2018	2020	2019	2018	2020 v 2019	2019 v 2018
Product revenue	$2,005	$2,681	$2,341	32.3%	38.8%	36.5%	(25)%	15%
Service revenue	4,202	4,234	4,064	67.7%	61.2%	63.5%	(1)%	4%
Total revenue	6,207	6,915	6,405	100.0%	100.0%	100.0%	(10)%	8%
Product gross margin	272	535	353	13.6%	20.0%	15.1%	(49)%	52%
Service gross margin	1,252	1,386	1,322	29.8%	32.7%	32.5%	(10)%	5%
Total gross margin	1,524	1,921	1,675	24.6%	27.8%	26.2%	(21)%	15%
Selling, general and administrative expenses	1,051	1,051	1,005	16.9%	15.2%	15.7%	—%	5%
Research and development expenses	234	259	252	3.8%	3.7%	3.9%	(10)%	3%
Asset impairment charges	18	—	227	0.3%	—%	3.5%	100%	(100)%
Total operating expenses	1,303	1,310	1,484	21.0%	18.9%	23.2%	(1)%	(12)%
Income from operations	$221	$611	$191	3.6%	8.8%	3.0%	(64)%	220%

(1) The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin, service gross margin and total gross margin, which are divided by the related component of revenue.

Revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2020	2019	2018	2020	2019	2018	2020 v 2019	2019 v 2018
Product revenue	$2,005	$2,681	$2,341	32.3%	38.8%	36.5%	(25)%	15%
Service revenue	4,202	4,234	4,064	67.7%	61.2%	63.5%	(1)%	4%
Total revenue	$6,207	$6,915	$6,405	100.0%	100.0%	100.0%	(10)%	8%

Product revenue includes our hardware and software license revenue streams. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue as well as professional services revenue.

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Total revenue decreased 10% in 2020 from 2019. The COVID-19 pandemic had a significant impact to revenue, mainly impacting product revenue. Product revenue declined 25% due to a 29% decline in ATM revenue as well as a 23% decline in SCO and POS revenue. Additionally, product revenue was impacted by the shift from selling perpetual software licenses to recurring revenue that lowered revenue by approximately $100 million. Service revenue declined 1% due to the impact from the COVID-19 pandemic, which was partially offset by an increase in hardware maintenance revenue.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Total revenue increased 8% in 2019 from 2018 due to increases in both product and service revenue. Product revenue increased 15% due to a 29% increase in ATM revenue as well as a 7% increase in SCO and POS revenue. Service revenue increased 4% due to growth in recurring revenue streams, mainly in cloud revenue and managed services, as well as growth in professional services.

Gross Margin

				Percentage of Revenue (1)			Increase (Decrease)
(in millions)	2020	2019	2018	2020	2019	2018	2020 v 2019	2019 v 2018
Product gross margin	$272	$535	$353	13.6%	20.0%	15.1%	(49)%	52%
Service gross margin	1,252	1,386	1,322	29.8%	32.7%	32.5%	(10)%	5%
Total gross margin	$1,524	$1,921	$1,675	24.6%	27.8%	26.2%	(21)%	15%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Gross margin as a percentage of revenue was 24.6% in 2020 compared to 27.8% in 2019. Gross margin for the year ended December 31, 2020 included $150 million related to transformation and restructuring costs and $22 million related to amortization of acquisition-related intangible assets. Gross margin for the year ended December 31, 2019 included $21 million related to transformation and restructuring costs and $24 million related to amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue decreased from 28.4% to 27.3% due to lower revenue impacted by the COVID-19 pandemic as well as from the shift to recurring revenue with lower software license revenue.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

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

Selling, General and Administrative Expenses

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2020	2019	2018	2020	2019	2018	2020 v 2019	2019 v 2018
Selling, general and administrative expenses	$1,051	$1,051	$1,005	16.9%	15.2%	15.7%	—%	5%

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Selling, general, and administrative expenses were $1,051 million in 2020 flat with 2019. As a percentage of revenue, selling, general and administrative expenses were 16.9% in 2020 and 15.2% in 2019. In 2020, selling, general and administrative expenses included $48 million of transformation costs, $59 million of acquisition-related amortization of intangibles and $1 million of acquisition-related costs. In 2019, selling, general and administrative expenses included $31 million of transformation and restructuring costs, $62 million of acquisition-related amortization of intangibles and $3 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses increased as a percentage of revenue from 13.8% in 2019 to 15.2% in 2020 primarily due to the decline in revenue. Early in the year, the Company took actions to address the business impacts from the COVID-19 pandemic, including among others, salary reductions, elimination of certain contractors and curtailing travel, which, after excluding the items noted above, reduced selling, general and administrative expenses in 2020.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Selling, general, and administrative expenses were $1,051 million in 2019, up from $1,005 million in 2018. As a percentage of revenue, these expenses were 15.2% in 2019 and 15.7% in 2018. In 2019, selling, general, and administrative expenses included $31 million of transformation and restructuring costs, $62 million of acquisition-related amortization of intangibles and $3 million of acquisition-related costs. In 2018, selling, general, and administrative expenses included $67 million of transformation and restructuring costs, $62 million of amortization of acquisition-related intangible assets and $6 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses increased as a percentage of revenue from 13.6% in 2018 to 13.8% in 2019 due to increases in employee-related and real estate expenses.

Research and Development Expenses

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2020	2019	2018	2020	2019	2018	2020 v 2019	2019 v 2018
Research and development expenses	$234	$259	$252	3.8%	3.7%	3.9%	(10)%	3%

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Research and development expenses were $234 million in 2020, down from $259 million in 2019. As a percentage of revenue, these costs were 3.8% in 2020 and 3.7% in 2019. In 2020, research and development expenses included $11 million of costs related to our transformation and restructuring costs. In 2019, research and development expenses included $6 million of transformation and restructuring costs. After considering this item, research and development expenses decreased slightly as a percentage of revenue from 3.7% in 2019 to 3.6% in 2020 due to the initiatives implemented earlier in the year to address the business impacts from the COVID-19 pandemic, including among others, salary reductions, elimination of certain contractors and curtailing travel as well as increased investment in our strategic growth platforms.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Research and development expenses were $259 million in 2019, up from $252 million in 2018. As a percentage of revenue, these costs were 3.7% in 2019 and 3.9% in 2018. In 2019, research and development expenses included $6 million of transformation and restructuring costs. In 2018, research and development expenses included $10 million of transformation costs. After considering this item, research and development expenses decreased slightly as a percentage of revenue from 3.8% in 2018 to 3.7% in 2019 due to increased discipline for investments in our strategic growth platforms.

Asset Impairment Charges

				Increase (Decrease)
(in millions)	2020	2019	2018	2020 v 2019	2019 v 2018
Asset impairment charges	$18	$—	$227	100%	(100)%

In 2020, asset impairment charges were $18 million for the write-off of certain internal use software capitalization projects that were no longer considered strategic and as a result, the projects have been abandoned.

In 2018, asset impairment charges were $227 million which included a $146 million impairment of goodwill under our previous segment structure, which was assigned to the Hardware reporting unit and a $37 million impairment charge related to long-lived assets held and used in our Hardware operations. Refer to Note 2, "Goodwill and Purchased Intangible Assets" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion. Additionally, in 2018, we recorded $44 million for the write-off of certain internal and external use software capitalization projects that were no longer considered strategic based on review by the new management team and as a result, the projects have been abandoned.

Loss on Extinguishment of Debt

				Increase (Decrease)
(in millions)	2020	2019	2018	2020 v 2019	2019 v 2018
Loss on extinguishment of debt	$20	$—	$—	100%	—%

Loss on extinguishment of debt was $20 million in 2020 related to the early extinguishment of the $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 and the $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023. The loss included the write-off of deferred financing fees of $5 million and a cash redemption premium of $15 million.

Interest Expense

				Increase (Decrease)
(in millions)	2020	2019	2018	2020 v 2019	2019 v 2018
Interest expense	$218	$197	$168	11%	17%

Interest expense was $218 million in 2020 compared to $197 million in 2019 and $168 million in 2018. Interest expense in all years was primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility. Early in 2020, the Company took steps to build our cash position by fully drawing the revolving credit facility and issuing $400 million senior unsecured notes as a precautionary measure given the uncertainty of the COVID-19 pandemic. As a result, the higher average outstanding principal balances during 2020 as well as higher average interest rates on the Company's senior unsecured notes increased interest expense in 2020 compared to 2019.

Other Income (Expense), net

Other income (expense), net was expense of $42 million in 2020, expense of $73 million in 2019 and income of $16 million in 2018, with the components reflected in the following table:

In millions	2020	2019	2018
Interest income	$8	$5	$5
Foreign currency fluctuations and foreign exchange contracts	(14)	(23)	(26)
Bank-related fees	(5)	(7)	(8)
Employee benefit plans	(31)	(82)	45
Gain on entity liquidations	—	37	—
Impairment of an equity investment	(7)	—	—
Bargain purchase gain on acquisition	7	—	—
Other, net	—	(3)	—
Other income (expense), net	$(42)	$(73)	$16

Employee benefit plans within other income (expense) net includes the components of pension, postemployment and postretirement expense, other than service cost. This includes actuarial gains and losses from the annual pension mark-to-market adjustment. In 2020, there were actuarial losses of $34 million compared to actuarial losses of $75 million in 2019 and actuarial gains of $45 million in 2018. Actuarial losses in 2020 and 2019 were primarily due to a decrease in the discount rates. Actuarial gains in 2018 were due to an increase in discount rates as well as a favorable impact from a mortality update in the United Kingdom.

Income Taxes

				Increase (Decrease)
(in millions)	2020	2019	2018	2020 v 2019	2019 v 2018
Income tax expense (benefit)	$(53)	$(273)	$73	(81)%	(474)%

Our effective tax rate was 90% in 2020, (80)% in 2019, and 187% in 2018. During 2020, our tax rate was impacted by a $48 million benefit for the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits. During 2019, our tax rate was impacted by the transfer of certain intangible assets among our wholly-owned subsidiaries, creating a net tax benefit of $264 million. The tax rate was also impacted by foreign valuation allowance releases of $74 million. During 2018, our tax rate was impacted by lower income before tax as well as a $37 million expense related to the impact of the Tax Cuts and Jobs Act of 2017.

In the first quarter of 2020, the Company identified and recorded income tax benefits of $5 million related to an error in the calculation of the permanent differences on executive stock compensation and the write-off of income tax payables incorrectly recorded in prior periods. In the fourth quarter of 2020, the Company identified and recorded income tax expense to correct for errors which originated in prior periods totaling $10 million, which included $6 million related to an error in the calculation of the provision for unrecognized tax benefits. The Company corrected for these immaterial errors as out of period adjustments in the period identified which resulted in a net $5 million out of period adjustment for the year ended December 31, 2020.

While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2021, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. These resolutions could have a material impact on the effective tax rate in 2021.

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

Loss from Discontinued Operations, net of tax

				Increase (Decrease)
(in millions)	2020	2019	2018	2020 v 2019	2019 v 2018
Income (loss) from discontinued operations, net of tax	$(72)	$(50)	$(52)	44%	(4)%

In 2020, the loss from discontinued operations was $72 million, net of tax, primarily related to updates in estimates and assumptions for the Fox River and Kalamazoo River environmental reserves.

In 2019, the loss from discontinued operations was $50 million, net of tax, primarily related to updates in estimates and assumptions for the Fox River environmental reserve, a settlement agreement entered into related to the Kalamazoo River environmental matter as well as anticipated future disposal costs related to an environmental matter in Japan.

In 2018, the loss from discontinued operations was $52 million, net of tax, primarily related to updates in estimates and assumptions for the Fox River environmental reserve, a ruling on the Kalamazoo River environmental matter as well as audit settlements partially related to Teradata.

Revenue and Operating Income by Segment

The Company manages and reports its businesses in the following segments: Banking, Retail, Hospitality and T&T. Each of these segments derives its revenue by selling in the sales theaters in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment operating income. For purposes of discussing our operating results by segment, we exclude the impact of certain non-operational items from segment operating income, consistent with the manner by which management reviews each segment, evaluates performance, and reports our segment results under GAAP. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

The following table shows our segment revenue and operating income for the years December 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

				Percentage of Revenue (1)			Increase (Decrease)
(in millions)	2020	2019	2018	2020	2019	2018	2020 v 2019	2019 v 2018
Revenue
Banking	$3,098	$3,512	$3,183	49.9%	50.8%	49.7%	(12)%	10%
Retail	2,080	2,217	2,097	33.5%	32.0%	32.7%	(6)%	6%
Hospitality	684	843	817	11.0%	12.2%	12.8%	(19)%	3%
T&T	345	343	308	5.6%	5.0%	4.8%	1%	11%
Total Revenue	$6,207	$6,915	$6,405	100.0%	100.0%	100.0%	(10)%	8%

Segment operating income
Banking	$381	$514	$412	12.3%	14.6%	12.9%	(26)%	25%
Retail	116	144	142	5.6%	6.5%	6.8%	(19)%	1%
Hospitality	7	56	85	1.0%	6.6%	10.4%	(88)%	(34)%
T&T	26	44	49	7.5%	12.8%	15.9%	(41)%	(10)%
Segment operating income	$530	$758	$688	8.5%	11.0%	10.7%	(30)%	10%
Other adjustments (2)	309	147	497
Income (loss) from operations	$221	$611	$191
(1) For segment revenue, the percentage of revenue is calculated for each line item divided by total revenue. For segment operating income, the percentage of revenue is calculated for each line item divided by the related segment revenue amount.

(2) The following table presents the other adjustments for NCR for the years ended December 31:

In millions	2020	2019	2018
Transformation and restructuring costs	$227	$58	$223
Acquisition-related amortization of intangibles	81	86	85
Acquisition-related costs	1	3	6
Asset impairment charges	—	—	183
Total other adjustments	$309	$147	$497

Segment Revenue

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Banking revenue decreased 12% due the COVID-19 pandemic driven by a 29% decline in ATM hardware revenue as well as the shift from selling perpetual software licenses to recurring revenue which lowered revenue by approximately $74 million. Recurring revenue increased 6% driven by the increase in term-based software licenses, cloud revenue and maintenance services.

Retail revenue decreased 6% driven by a decrease in SCO and POS hardware revenue as well as the shift from selling perpetual software licenses to recurring revenue which lowered revenue by approximately $10 million. Recurring revenue increased 8% driven by the increase in professional and maintenance services.

Hospitality revenue decreased 19% due to the impact from the COVID-19 pandemic driven by a decrease in POS hardware revenue as well as the shift from selling perpetual software licenses to recurring revenue which lowered revenue by approximately $16 million. Recurring revenue decreased 3% driven by the decrease in cloud revenue due to the impact from the COVID-19 pandemic.

T&T revenue increased 1% in 2020 compared to 2019 driven by an increase in services revenue.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Banking revenue increased 10% due to a 29% increase in ATM revenue driven by higher backlog conversion and higher ATM-related software as well as growth in services revenue. Retail revenue increased 6% driven by an increase in payments, strength in SCO and services revenue. Hospitality revenue increased 3% driven by higher cloud, payments, and POS revenue. T&T revenue increased 11% driven by an increase in services revenue.

Segment Operating Income

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Banking, Retail and Hospitality operating income decreased in 2020 compared to 2019 primarily driven by lower hardware revenue partially offset by cost saving initiatives implemented in 2020. T&T operating income decreased in 2020 compared to 2019 driven by unfavorable mix of revenue.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Banking operating income increased in 2019 compared to 2018 primarily driven by higher volume and a favorable mix of revenue with improved hardware profitability. Retail operating income slightly increased in 2019 compared to 2018 primarily due to higher software and services revenue and improved hardware profitability. Hospitality operating income decreased in 2019 compared to 2018 driven by several large installations in the prior year, an unfavorable mix of revenue as well as increased investment in product support and payments. T&T operating income decreased in 2019 compared to 2018 driven by an unfavorable mix of revenue partially offset by the increase in revenue.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2020, cash provided by operating activities was $641 million and in the year ended December 31, 2019 cash provided by operating activities was $634 million. The increase was due working capital improvements partially offset by lower earnings.

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

In millions	2020	2019	2018
Net cash provided by operating activities	$641	$634	$572
Capital expenditures for property, plant and equipment	(31)	(91)	(143)
Additions to capitalized software	(232)	(238)	(170)
Net cash used in discontinued operations	—	(24)	(36)
Discretionary pension contribution	70	—	—
Free cash flow (non-GAAP)	$448	$281	$223

During the year ended December 31, 2020, the Company revised its previously issued 2019 Statement of Cash Flows to correct for an error. The accompanying liquidity and capital resources reflects the impact of such revision. See Note 15, "Revisions of Previously Issued Financial Statements" of the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report.

In 2020, net cash provided by operating activities increased $7 million, and net cash used in discontinued operations decreased $24 million, which contributed to a net increase in free cash flow of $167 million in comparison to 2019. Additionally, capital expenditures for property, plant and equipment decreased $60 million primarily due to the initiatives implemented earlier in the year to address the business impacts from the COVID-19 pandemic. Additions to capitalized software decreased slightly $6 million as the Company continued to focus on investment in our strategic growth platforms. The net cash used in discontinued operations in 2020 decreased $24 million in comparison to 2019 primarily due to decreased remediation spend associated with the Fox River environmental matter in 2020.

In 2019, net cash provided by operating activities increased $62 million, and net cash used in discontinued operations decreased $12 million, which contributed to a net increase in free cash flow of $58 million in comparison to 2018. Additionally, capital expenditures for property, plant and equipment decreased $52 million primarily due to expenditures related to the new global headquarters in Atlanta, Georgia. Additions to capitalized software increased $68 million due to continued investment in software solution enhancements. The net cash used in discontinued operations in 2019 decreased $12 million in comparison to 2018 primarily due to increased remediation spend associated with the Fox River environmental matter in 2019.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Our other investing activities primarily include business acquisitions, and investments as well as proceeds from the sales of property, plant and equipment. During the year ended December 31, 2020, the payments for business combinations was $25 million, mainly for the remaining consideration paid related to the acquisition of Zynstra Ltd. completed in 2019.

Our financing activities include borrowings and repayments of credit facilities and notes. During the year ended December 31, 2020, we issued new senior unsecured notes for an aggregate principal amount of $1.5 billion and we paid $21 million of deferred financing fees related to these transactions. Additionally, in the year ended December 31, 2020, we redeemed the $600 million aggregate principal amount of 5.000% senior unsecured notes due in 2022 and $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023. As a part of our debt extinguishment, we recognized a loss of $20 million, which includes the write-off of deferred financing fees of $5 million and a cash redemption premium of $15 million.

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

Financing activities during the year ended December 31, 2020 also included the redemption of the outstanding Series A Convertible Preferred Stock owned by two affiliated shareholders for a total cash consideration of $144 million, the repurchase of our common stock for $41 million, dividends paid on the Series A preferred stock of $9 million, proceeds from stock employee plans of $17 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $28 million. Financing activities during the year ended December 31, 2019 also included the redemption of the outstanding Series A Convertible Preferred Stock owned by Blackstone for $302 million, the repurchase of our common stock for a total of $96 million, proceeds from stock employee plans of $16 million and tax withholding payments on behalf of employees for stock based awards that vested of $29 million.

Long Term Borrowings On August 28, 2019, the Company entered into an amended and restated senior secured credit facility and refinanced the long term facility and revolving credit facility thereunder. The senior secured credit facility consisted of a term loan facility with an aggregate principal commitment of $750 million, of which $741 million was outstanding as of December 31, 2020. Additionally, the senior secured credit facility provides for a five-year revolving credit facility with an aggregate principal amount of $1.1 billion, of which $75 million was outstanding as of December 31, 2020. Loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of December 31, 2020, outstanding letters of credit were $26 million.

As of December 31, 2020, we had outstanding $400 million in aggregate principal balance of 8.125% senior unsecured notes due in 2025, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029 and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

Our revolving trade receivables securitization facility provides the Company with up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of December 31, 2020, the Company had no balance outstanding under the facility.

See Note 5, "Debt Obligations" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for further information on the senior secured credit facility (including certain amendments to such facility), the senior unsecured notes, the trade receivables securitization facility and our expected financing activities in connection with the proposed Cardtronics transaction.

Employee Benefit Plans We expect to make pension, postemployment and postretirement plan contributions of approximately $66 million in 2021. See Note 8, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our pension, postemployment and postretirement plans.

Transformation and Restructuring Initiatives In the fourth quarter of 2020, as we continue to advance the Company's strategic initiatives, we implemented certain changes to drive sustained organizational efficiencies. As a result, we incurred pre-tax charges of $202 million of which approximately $155 million were non-cash charges related to excess inventory and software impairment charges. We also incurred approximately $47 million in cash charges that are expected to drive $150 million of savings in 2021. We continue to evaluate the long-term impact that the COVID-19 pandemic may have on our business model, which may result in additional cash and non-cash charges in 2021.

Series A Convertible Preferred Stock In 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock. As of December 31, 2020, there were approximately 300,000 shares that remained issued and outstanding. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, which was payable quarterly in arrears and payable in-kind for the first sixteen dividend payments, after which, beginning in the first quarter of 2020, are payable in cash or in-kind at the option of the Company. The holders also have certain redemption rights or put rights, including the right to require us to repurchase all or any portion of the Series A Convertible Preferred Stock on any date during the three months commencing on and immediately following March 16, 2024 and the three months commencing on and immediately following every third anniversary of such date, at 100% of the liquidation preference plus all accrued but unpaid dividends.

Additionally, the Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of December 31, 2020, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 9.2 million shares which would represent approximately 7% of our outstanding common stock as of December 31, 2020 including the preferred shares on an as-converted basis.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries were $329 million and $475 million at December 31, 2020 and 2019, respectively. As a result of the Tax Cuts and Jobs Act of 2017, including the repatriation tax, in general we will not be subject to additional U.S. taxes if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise. However, we may be subject to foreign withholding taxes, which could be significant.

Summary As of December 31, 2020, our cash and cash equivalents totaled $338 million and our total debt was $3.32 billion. Our borrowing capacity under our senior secured credit facility was $999 million at December 31, 2020. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Report. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

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

Contractual Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2020 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2021	2022-2023	2024-2025	2026 & Thereafter	All Other
Debt obligations	$3,318	$8	$16	$491	$2,803	$—
Interest on debt obligations	1,200	176	338	313	373	—
Estimated environmental liability payments	191	91	59	30	11	—
Lease obligations	667	131	166	93	277	—
Purchase obligations	1,123	1,074	32	17	—	—
Uncertain tax positions	102	—	—	—	—	102
Total obligations	$6,601	$1,480	$611	$944	$3,464	$102

For purposes of this table, we used interest rates as of December 31, 2020 to estimate the future interest on debt obligations outstanding as of December 31, 2020 and have assumed no voluntary prepayments of existing debt. See Note 5, "Debt Obligations" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms.

The estimated environmental liability payments included in the table of contractual obligations shown above are related to the Fox River, Kalamazoo River and Ebina environmental matters. The amounts shown are our expected payments, net of the payment obligations of co-obligors and an estimate for payments to be received from indemnification parties. For additional information, refer to Note 9, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

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

We have a $102 million liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 6, "Income Taxes" of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 8, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. In 2020, we made a discretionary contribution of $70 million to our U.S. pension plan. As a result, we do not expect mandatory contributions until 2023 based on current funding requirements and assuming the Company does not complete any further actions, including, but not limited to, a further pre-fund or de-risking action. The funded status of NCR’s U.S. pension plan is an underfunded position of $539 million as of December 31, 2020 compared to an underfunded position of $577 million as of December 31, 2019. Our international retirement plans were in an underfunded position of $128 million as of December 31, 2020, as compared to an underfunded position of $116 million as of December 31, 2019. The increase in our underfunded position is primarily attributable to a decrease in discount rates. Contributions to international pension plans are expected to be approximately $25 million in 2021.

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
The Company has the option to elect to increase the maximum permitted leverage ratio by 0.25 in connection with the consummation of any material acquisition (as defined in the senior secured credit facility) for four fiscal quarters, but in no event will the maximum permitted leverage ratio, inclusive of all increases, exceed 4.75 to 1.00. At December 31, 2020, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.60 to 1.00.

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

Software products may be sold as perpetual licenses, term-based licenses, cloud-enabled and software as a service (SaaS). Perpetual license revenue is recognized at a point in time when control transfers to the customer and reported within product revenue. Control is typically transferred when the customer takes possession of, or has access to, the software. Term-based license revenue is recognized at a point in time upon the commencement of the committed term of the contract, concurrent with the possession of the license, and reported within product revenue. The committed term of the contract is typically one month to one year due to customer termination rights. If the amount of consideration the Company expects to be paid in exchange for the licenses depends on customer usage, revenue is recognized when the usage occurs.

Software as a service primarily consists of fees to provide our customers access to our platform and cloud-based applications for a specified contract term. Revenue from SaaS contracts is recognized as variable consideration directly allocated based on customer usage or on a ratable basis over the contract term beginning on the date that our service is made available to the customer. SaaS is reported as part of our services revenue.

The Company sells some product solutions that include a combination of cloud-enabled and on-premise term-based software licenses for a specified contract term. Significant judgment is required to determine if the products and services represent distinct promises to the customer or if they should be combined into one performance obligation. When they are combined into one performance obligation, revenue is recognized ratably over the contract term for which the service is provided.

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
Allowance for Credit Losses on Accounts Receivable Allowances for credit losses on accounts receivable are recognized when reasonable and supportable forecasts affect the expected collectability. This requires us to make our best estimate of the current expected losses inherent in our accounts receivable at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, forward looking indicators, trends in customer payment frequency and judgments about the probable effects of relevant observable data, including present and future economic conditions and the financial health of specific customers and market sectors. This policy is applied consistently among all of our operating segments.

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

Pension, Postretirement and Postemployment Benefits We sponsor domestic and foreign defined benefit pension and postemployment plans as well as domestic postretirement plans. As a result, we have significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants advise us about subjective factors such as withdrawal rates and mortality rates to use in our valuations. We generally review and update these assumptions on an annual basis at the end of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Ongoing pension, postemployment and postretirement expense impacts all of our segments. Pension mark-to-market adjustments, settlements, curtailments and special termination benefits are excluded from our segment results as those items are not included in the evaluation of segment performance. See Note 4, "Segment Information and Concentrations," in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to income from operations.

The key assumptions used in developing our 2020 expense were discount rates of 2.7% for our U.S. pension plan and 2.5% for our postretirement plan, and an expected return on assets assumption of 2.8% for our U.S. pension plan in 2020. The U.S. plan represented 62% of the pension obligation and 100% of the postretirement plan obligation as of December 31, 2020. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plan would have increased or decreased 2020 ongoing pension expense by approximately $3 million and would have had an immaterial impact on 2020 postretirement income. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2020 ongoing pension expense by approximately $3 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. For 2021, we intend to use discount rates of 1.7% and 1.4% in determining the U.S. pension and postretirement expense, respectively. We intend to use an expected rate of return on assets assumption of 2.1% for the U.S. pension plan.

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

The most significant assumption used in developing our 2020 postemployment plan expense is the assumed rate of involuntary turnover of 3.8%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2020 expense by approximately $2 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate. We intend to use an involuntary turnover assumption of 3.8% in determining the 2021 postemployment expense.

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

The most significant legal contingencies impacting our Company are the Fox River, Kalamazoo River, and Ebina matters, which are further described in detail in Note 9, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8

of Part II of this Report. NCR has been identified as a potentially responsible party (PRP) at both the Fox River and Kalamazoo River sites.

As described below and in Note 9, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, while litigation activities have largely concluded with respect to the Fox River and Kalamazoo River matters and while the Company has engaged in cooperative regulatory compliance activities with the government of Japan with respect to the Ebina matter, the extent of our potential liabilities continues to be subject to significant uncertainties. The uncertainties related to the Fox River and Kalamazoo River matters include the total cost of clean-up as well as the solvency and willingness of the co-obligors or indemnitors to pay. The uncertainties related to the Ebina matter include total cost of clean-up subject to approval by local agencies in Japan.

Our net reserves for the Fox River matter, the Kalamazoo River matter and the Ebina matter, as of December 31, 2020 were approximately $28 million, $164 million, and $20 million, respectively, as further discussed in Note 9, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for these matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Income Taxes We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. As a result of this determination, we had valuation allowances of $341 million as of December 31, 2020 and $352 million as of December 31, 2019, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets.
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
The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December 31, 2020, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $3.4 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely.
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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $13 million as of December 31, 2020 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in 2020 compared to 2019 based on comparable weighted averages for our functional currencies. This did not have an impact on 2020 revenue versus 2019 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 75% of our borrowings were on a fixed rate basis as of December 31, 2020. The increase in pre-tax interest expense for the year ended December 31, 2020 from a hypothetical 100 basis point increase in variable interest rates would be approximately $19 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2020, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NCR Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Valuation of the Hospitality Reporting Unit used in the Goodwill Impairment Analysis

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,837 million as of December 31, 2020, and the goodwill associated with the Hospitality reporting unit was $381 million. Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth quarter or more frequently if certain events occur indicating that the carrying amount of goodwill may be impaired. In early 2020, there was significant market volatility driven by the COVID-19 pandemic which drove uncertainty around the Company’s full year revenue and operating income expectations. As a result, management determined there was an indication that the carrying value of the net assets assigned to the Hospitality reporting unit may not be recoverable. For the quantitative assessments of the Hospitality reporting unit completed as of March 31, 2020 and during the fourth quarter of 2020, the fair value was estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including revenue growth, operating income margin and discount rate. The market approach is performed using the Guideline Public Companies (GPC) method which is based on earnings multiple data of peer companies.

The principal considerations for our determination that performing procedures relating to valuation of the Hospitality reporting unit used in the goodwill impairment analysis is a critical audit matter are the significant judgment by management in developing the fair value measurements of the Hospitality reporting unit, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to revenue growth, operating income margin and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Hospitality reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value measurements; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness, accuracy and relevance of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to revenue growth, operating income margin and discount rate. Evaluating management’s assumptions related to revenue growth and operating income margin involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s (i) discounted cash flow model and the discount rate assumption; (ii) market approach and the peer companies and market multiple data used by management; and (iii) the weighting of the two approaches.

Realizability of U.S. Net Deferred Tax Assets

As described in Note 6 to the consolidated financial statements, the Company’s U.S. net deferred tax assets (without valuation allowances) are $469 million as of December 31, 2020. For the three-year period ended December 31, 2020, the U.S. had a cumulative net loss from continuing operations before income taxes, as adjusted for permanent differences, which is generally considered a negative indicator of the Company’s ability to realize the benefits of those assets. Management evaluated the realizability of the U.S. net deferred tax assets by weighing positive and negative evidence, including the Company’s history of U.S. pre-tax income adjusted for permanent differences, the impact of the COVID-19 pandemic on the Company’s U.S. results in 2020 and in the near-term, projected U.S. taxable income, and the length of time over which the Company’s deferred tax assets relating to net operating losses, general basket foreign tax credits, interest limitation carryforward, research and development credits and a variety of temporary differences may be realized. Through this assessment, realization of the related benefits was determined by management to be more likely than not.

The principal considerations for our determination that performing procedures relating to the realizability of U.S. net deferred tax assets is a critical audit matter are the significant judgment by management when assessing whether it is more likely than not that the Company will realize the U.S. net deferred tax assets, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to (i) projected U.S. taxable income and (ii) the length of time over which the Company’s deferred tax assets relating to general basket foreign tax credits and research and development credits may be realized. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to assessing the realizability of U.S. net deferred tax assets. These procedures also included, among others, (i) testing management’s process for assessing the realizability of the U.S. net deferred tax assets and for estimating projected U.S. taxable income; (ii) testing the completeness, accuracy and relevance of underlying data used in the assessment of the realizability of U.S. deferred tax assets; (iii) evaluating the significant assumptions used by management related to projected U.S. taxable income and the length of time over which the Company’s deferred tax assets relating to general basket foreign tax credits and research and development credits may be realized; and (iv) evaluating the positive and negative evidence used by management. Evaluating management’s assumptions related to projected U.S. taxable income and the length of time over which deferred tax assets relating to general basket foreign tax credits and research and development credits may be realized involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Company’s U.S. operations; and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skills and knowledge were utilized to assist in the evaluation of the Company’s assessment of the length of time over which its deferred tax assets relating to general basket foreign tax credits and research and development credits may be realized.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 26, 2021
We have served as the Company’s auditor since 1993.

NCR Corporation
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2020	2019	2018
Product revenue	$2,005	$2,681	$2,341
Service revenue	4,202	4,234	4,064
Total revenue	6,207	6,915	6,405
Cost of products	1,733	2,146	1,988
Cost of services	2,950	2,848	2,742
Selling, general and administrative expenses	1,051	1,051	1,005
Research and development expenses	234	259	252
Asset impairment charges	18	—	227
Total operating expenses	5,986	6,304	6,214
Income from operations	221	611	191
Loss on extinguishment of debt	(20)	—	—
Interest expense	(218)	(197)	(168)
Other income (expense), net	(42)	(73)	16
Income (loss) from continuing operations before income taxes	(59)	341	39
Income tax expense (benefit)	(53)	(273)	73
Income (loss) from continuing operations	(6)	614	(34)
Loss from discontinued operations, net of tax	(72)	(50)	(52)
Net income (loss)	(78)	564	(86)
Net income attributable to noncontrolling interests	1	—	2
Net income (loss) attributable to NCR	$(79)	$564	$(88)
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$(7)	$614	$(36)
Series A convertible preferred stock dividends	(31)	(110)	(49)
Income (loss) from continuing operations attributable to NCR	(38)	504	(85)
Loss from discontinued operations, net of tax	(72)	(50)	(52)
Net income (loss) attributable to NCR common stockholders	$(110)	$454	$(137)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$(0.30)	$4.13	$(0.72)
Diluted	$(0.30)	$3.71	$(0.72)
Net income (loss) per common share
Basic	$(0.86)	$3.72	$(1.16)
Diluted	$(0.86)	$3.36	$(1.16)
Weighted average common shares outstanding
Basic	128.4	122.1	118.4
Diluted	128.4	145.2	118.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31 (in millions)	2020	2019	2018
Net income (loss)	$(78)	$564	$(86)
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	15	(29)	(53)
Derivatives
Unrealized gain (loss) on derivatives	(8)	6	11
Loss (gains) on derivatives arising during the period	7	(8)	(7)
Less income tax benefit (expense)	—	1	(1)
Employee benefit plans
Prior service benefit	(1)	—	(4)
Amortization of prior service cost	(4)	(6)	(9)
Net (loss) gain arising during the period	(11)	12	12
Amortization of actuarial (loss) gain	(3)	(3)	—
Less income tax benefit (expense)	3	1	1
Other comprehensive income (loss)	(2)	(26)	(50)
Total comprehensive income (loss)	(80)	538	(136)
Less comprehensive income attributable to noncontrolling interests:
Net income	1	—	2
Currency translation adjustments	—	(3)	(2)
Amounts attributable to noncontrolling interests	1	(3)	—
Comprehensive income (loss) attributable to NCR common stockholders	$(81)	$541	$(136)
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$338	$509
Accounts receivable, net of allowances of $51 and $44 as of December 31, 2020 and 2019, respectively	1,117	1,490
Inventories	601	784
Other current assets	422	361
Total current assets	2,478	3,144
Property, plant and equipment, net	373	413
Goodwill	2,837	2,832
Intangibles, net	532	607
Operating lease assets	344	391
Prepaid pension cost	199	178
Deferred income taxes	965	821
Other assets	686	601
Total assets	$8,414	$8,987
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$8	$282
Accounts payable	632	840
Payroll and benefits liabilities	268	308
Deferred service revenue and customer deposits	507	502
Other current liabilities	673	606
Total current liabilities	2,088	2,538
Long-term debt	3,270	3,277
Pension and indemnity plan liabilities	851	858
Postretirement and postemployment benefits liabilities	120	111
Income tax accruals	102	92
Operating lease liabilities	325	369
Other liabilities	334	240
Total liabilities	7,090	7,485
Commitments and Contingencies (Note 9)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 and 0.4 shares issued and outstanding as of December 31, 2020 and 2019, respectively; redemption amount and liquidation preference of $276 and $399 as of December 31, 2020 and 2019, respectively	273	395
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 129.1 and 127.7 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Paid-in capital	368	312
Retained earnings	950	1,060
Accumulated other comprehensive loss	(271)	(269)
Total NCR stockholders’ equity	1,048	1,104
Noncontrolling interests in subsidiaries	3	3
Total stockholders’ equity	1,051	1,107
Total liabilities and stockholders’ equity	$8,414	$8,987

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2020	2019	2018
Operating activities
Net income (loss)	$(78)	$564	$(86)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	72	50	52
Loss on debt extinguishment	20	—	—
Depreciation and amortization	364	333	330
Stock-based compensation expense	108	107	72
Deferred income taxes	(112)	(355)	14
Gain on disposal of property, plant and equipment and other assets	(1)	(6)	(2)
Impairment of long-lived and other assets	46	2	239
Bargain purchase gain on acquisition	(7)	—	—
Changes in assets and liabilities:
Receivables	420	(144)	(155)
Inventories	168	5	(70)
Current payables and accrued expenses	(295)	(20)	198
Deferred service revenue and customer deposits	2	31	(13)
Employee benefit plans	(51)	59	(60)
Other assets and liabilities	(15)	8	53
Net cash provided by operating activities	641	634	572
Investing activities
Expenditures for property, plant and equipment	(31)	(91)	(143)
Proceeds from sales of property, plant and equipment	7	11	3
Additions to capitalized software	(232)	(238)	(170)
Business acquisitions, net	(25)	(203)	(160)
Purchases of investments	(20)	—	—
Proceeds from sale of investments	27	—	—
Other investing activities, net	(3)	9	(4)
Net cash used in investing activities	(277)	(512)	(474)
Financing activities
Short term borrowings, net	—	—	(1)
Payments on term credit facilities	(12)	(761)	(51)
Borrowings on term credit facility	4	750	—
Payments on revolving credit facilities	(1,998)	(3,216)	(2,233)
Borrowings on revolving credit facilities	1,535	3,535	2,453
Payments of senior unsecured notes, including call premium of $15	(1,315)	(900)	—
Proceeds from issuance of senior unsecured notes	1,500	1,000	—
Debt issuance costs	(21)	(32)	—
Cash paid for Series A Convertible Preferred Stock dividends	(9)	—	—
Repurchases of Company common stock	(41)	(96)	(210)
Tax withholding payments on behalf of employees	(28)	(29)	(36)
Proceeds from employee stock plans	17	16	20
Net increase (decrease) in client obligations	12	(15)	10
Redemption of preferred shares	(144)	(302)	—
Principal payments for finance lease obligations	(13)	(4)	—
Purchase of noncontrolling interest	—	(3)	—
Other financing activities	(1)	(4)	—
Net cash used in financing activities	(514)	(61)	(48)
Cash flows from discontinued operations
Net cash used in discontinued operations operating activities	—	(24)	(36)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	(6)	(25)
Increase (decrease) in cash, cash equivalents and restricted cash	(157)	31	(11)
Cash, cash equivalents and restricted cash at beginning of period	563	532	543
Cash, cash equivalents and restricted cash at end of period	$406	$563	$532

Supplemental data
Cash paid during the year for:
Income taxes	$82	$61	$106
Interest	$196	$168	$160
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Changes in Stockholders' Equity

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Subsidiaries
in millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2017	122	1	60	857	(199)	3	722
Comprehensive income (loss):
Net income (loss)	—	—	—	(88)	—	1	(87)
Other comprehensive income (loss)	—	—	—	—	(48)	—	(48)
Total comprehensive income (loss)	—	—	—	(88)	(48)	1	(135)
Cumulative effect of adoption of new accounting standards	—	—	—	14	1	—	15
Employee stock purchase and stock compensation plans	2	—	56	—	—	—	56
Repurchase of Company common stock	(6)	—	(82)	(128)	—	—	(210)
Series A convertible preferred stock dividends	—	—	—	(49)	—	—	(49)
December 31, 2018	118	1	34	606	(246)	4	399
Comprehensive income (loss):
Net income (loss)	—	—	—	564	—	2	566
Other comprehensive income (loss)	—	—	—	—	(23)	(2)	(25)
Total comprehensive income (loss)	—	—	—	564	(23)	—	541
Employee stock purchase and stock compensation plans	3	—	94	—	—	—	94
Redemption of Series A preferred stock dividends	9	—	272	(67)	—	—	205
Repurchase of Company common stock	(3)	—	(96)	—	—	—	(96)
Series A convertible preferred stock dividends	—	—	—	(43)	—	—	(43)
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
Purchase of redeemable non-controlling interest	—	—	8	—	—	—	8
December 31, 2019	127	$1	$312	$1,060	$(269)	$3	$1,107
Comprehensive income (loss):
Net income (loss)	—	—	—	(79)	—	1	(78)
Other comprehensive income (loss)	—	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	—	—	—	(79)	(2)	1	(80)
Employee stock purchase and stock compensation plans	4	—	97	—	—	—	97
Deemed dividend from redemption of Series A preferred stock	—	—	—	(12)	—	—	(12)
Repurchase of Company common stock	(2)	—	(41)	—	—	—	(41)
Series A convertible preferred stock dividends	—	—	—	(19)	—	—	(19)
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
December 31, 2020	129	$1	$368	$950	$(271)	$3	$1,051

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

Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing novel coronavirus (COVID-19) pandemic. The severity, magnitude and duration of the COVID-19 pandemic, and the resulting economic consequences, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects of the COVID-19 pandemic. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.

Subsequent Events The Company evaluated subsequent events through the date that our Consolidated Financial Statements were issued. Other than the items discussed below and within the notes to the Consolidated Financial Statements, no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure.

Announced proposed transaction with Cardtronics On January 25, 2021, NCR entered into a definitive agreement with to acquire all outstanding shares of Cardtronics plc for $39.00 per share. The transaction is subject to regulatory approval and customary closing conditions, including approval by Cardtronics' shareholders, and is expected to close in mid-2021. Cardtronics is the world's largest non-bank ATM operator and service provider enabling cash transactions by converting digital currency into physical cash at over 285,000 ATMs across 10 countries in North America, Europe, Asia-Pacific, and Africa.

Completed acquisitions of Freshop On January 6, 2021, NCR completed its acquisition of Freshop, Inc., for which we purchased all outstanding shares and as a result Freshop will become a wholly-owned subsidiary of NCR in the first quarter of 2021. Freshop is a leading provider of digital online ordering platforms which provides retailers the ability to quickly deploy "buy-online, pickup-in-store" capabilities.

Completed acquisition of Terafina On February 5, 2021, NCR completed its acquisition of Terafina, Inc., for which we purchased all outstanding shares and as a result Terafina will become a wholly-owned subsidiary of NCR in the first quarter of 2021. Terafina is a leading solution provider for customer account opening and onboarding across digital, branch and call center channels.

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

Revenue Recognition The Company records revenue, net of sales tax, when the following five steps have been completed:

•Identification of the contract(s) with a customer
•Identification of the performance obligation(s) in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy performance obligations

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

For hardware products, control is generally transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the products, which generally coincides with when the customer has assumed title and risk of loss of the goods sold. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until customer acceptance is obtained. Delivery, acceptance, and transfer of title and risk of loss generally occur in the same reporting period. NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the period ending December 31, 2020 and 2019, the revenue recognized from bill and hold transactions approximated 1% of total revenue. Hardware products may also be provided as a service when included in a package sold with software and services. In these instances, revenue is recognized in accordance with the lease accounting standard and depending on the terms and conditions included in the contract may be either sales-type leases or operating leases. Revenue from hardware sales-type leases is recognized at the beginning of the lease term and revenue from operating leases is recognized on a straight-line basis over the term of the contract.

Software products may be sold as perpetual licenses, term-based licenses, cloud-enabled and software as a service (SaaS). Perpetual license revenue is recognized at a point in time when control transfers to the customer and reported within product revenue. Control is typically transferred when the customer takes possession of, or has access to, the software. Term-based license revenue is recognized at a point in time upon the commencement of the committed term of the contract, concurrent with the possession of the license, and reported within product revenue. The committed term of the contract is typically one month to one year due to customer termination rights. If the amount of consideration the Company expects to be paid in exchange for the licenses depends on customer usage, revenue is recognized when the usage occurs.

Software as a service primarily consists of fees to provide our customers access to our platform and cloud-based applications for a specified contract term. Revenue from SaaS contracts is recognized as variable consideration directly allocated based on customer usage or on a ratable basis over the contract term beginning on the date that our service is made available to the customer. SaaS is reported as part of our services revenue.

The Company sells some product solutions that include a combination of cloud-enabled and on-premise term-based software licenses for a specified contract term. Significant judgment is required to determine if the services and products represent distinct promises to the customer or if they should be combined into one performance obligation. When they are combined into one performance obligation, revenue is recognized ratably over the contract term for which the service is provided.

In addition to SaaS, our services revenue includes professional consulting, installation and maintenance support. Professional consulting primarily consists of software implementation, integration, customization and optimization services. Revenue from professional consulting contracts is recognized when the services are completed or customer acceptance of the service is

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Payment terms with our customers are established based on industry and regional practices and generally do not exceed 30 days. We do not typically include extended payment terms in our contracts with customers. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. If the period between transfer of the promised product or service and payment is more than one year, the Company analyzes whether a significant financing component is present. If so, the Company adjusts the total consideration to reflect the significant financing component.

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

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.6 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The components of basic earnings (loss) per share are as follows:

In millions, except per share amounts	Year ended December 31
	2020	2019	2018
Numerator:
Income (loss) from continuing operations	$(7)	$614	$(36)
Series A convertible preferred stock dividends	(31)	(110)	(49)
Net income (loss) from continuing operations attributable to NCR common stockholders	(38)	504	(85)
Loss from discontinued operations, net of tax	(72)	(50)	(52)
Net income (loss) attributable to NCR common stockholders	$(110)	$454	$(137)

Denominator:
Basic weighted average number of shares outstanding	128.4	122.1	118.4

Basic earnings (loss) per share:
From continuing operations	$(0.30)	$4.13	$(0.72)
From discontinued operations	(0.56)	(0.41)	(0.44)
Total basic earnings (loss) per share	$(0.86)	$3.72	$(1.16)

The components of diluted earnings (loss) per share are as follows:

In millions, except per share amounts	Year ended December 31
	2020	2019	2018
Numerator:
Income (loss) from continuing operations	$(7)	$614	$(36)
Series A convertible preferred stock dividends	(31)	(76)	(49)
Net income (loss) from continuing operations attributable to NCR common stockholders	(38)	538	(85)
Loss from discontinued operations, net of tax	(72)	(50)	(52)
Net income (loss) attributable to NCR common stockholders	$(110)	$488	$(137)

Denominator:
Basic weighted average number of shares outstanding	128.4	122.1	118.4
Dilutive effect of as-if Series A Convertible Preferred Stock	—	19.5	—
Dilutive effect of employee stock options and restricted stock units	—	3.6	—
Weighted average diluted shares	128.4	145.2	118.4

Diluted earnings (loss) per share:
From continuing operations	$(0.30)	$3.71	$(0.72)
From discontinued operations	(0.56)	(0.35)	(0.44)
Total diluted earnings (loss) per share	$(0.86)	$3.36	$(1.16)

For 2020, due to the net loss attributable to NCR common stockholders, potential common shares that would cause dilution, such as Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 9.1 million for the as-if converted Series A Convertible Preferred Stock because the effect would be anti-dilutive. Refer to Note 11, "Series A Convertible Preferred Stock" for additional discussion related to the transaction impacting the

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Series A Convertible Preferred Stock. Additionally, for 2020, weighted average restricted stock units and stock options of 11.2 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For 2019, it is more dilutive to assume the portion of the Series A Convertible Preferred Stock that was redeemed was not converted to common stock. Therefore, weighted average outstanding shares of common stock were not adjusted by 5.7 million for the as-if converted Series A Convertible Preferred Stock that was redeemed because the effect would be anti-dilutive. Refer to Note 11, "Series A Convertible Preferred Stock" for additional discussion related to the transaction impacting the Series A Convertible Preferred Stock. Additionally, for 2019, weighted average restricted stock units and stock options of 4.3 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For 2018, due to the net loss attributable to NCR common stockholders, potential common shares that would cause dilution, such as Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 28.3 million for the as-if converted Series A Convertible Preferred Stock because the effect would be anti-dilutive. Additionally, for 2018, weighted average restricted stock units and stock options of 5.6 million were excluded from the diluted share count because their effect would have been anti-dilutive.

Cash and Cash Equivalents All short-term, highly liquid investments having original maturities of three months or less, including time deposits, are considered to be cash equivalents. The Company has restricted cash on deposit with a bank as collateral for letters of credit, funds held for clients as well as cash included in settlement processing assets.

The reconciliation of cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows is as follows:

In millions	Balance Sheet Location	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	Cash and cash equivalents	$338	$509	$464
Restricted cash	Other assets	9	7	12
Funds held for client	Other current assets	44	32	46
Cash included in settlement processing assets	Other current assets	15	15	10
Total cash, cash equivalents and restricted cash		$406	$563	$532

Accounts Receivable, net Accounts receivable, net includes amounts billed and currently due from customers as well as amounts unbilled that typically result from sales under contracts where revenue recognized exceeds the amount billed to the customer and where the Company has an unconditional right to consideration. The amounts due are stated at their net estimated realizable value.
Allowance for Credit Losses on Accounts Receivable Allowances for credit losses on accounts receivable are recognized when reasonable and supportable forecasts affect the expected collectability. This requires us to make our best estimate of the current expected losses inherent in our accounts receivable at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, forward looking indicators, trends in customer payment frequency and judgments about the probable effects of relevant observable data, including present and future economic conditions and the financial health of specific customers and market sectors. This policy is applied consistently among all of our operating segments.
Our allowance for credit losses as of December 31, 2020 and January 1, 2020 was $51 million and $44 million, respectively. For the year ended December 31, 2020, our allowance for credit losses charged to expense was $33 million. We increased our allowance for credit losses in the year ended December 31, 2020 by $10 million based upon current forecasts that reflect increased economic uncertainty resulting from the COVID-19 pandemic. The Company recorded $26 million of write-offs against the reserve for the year ended December 31, 2020.

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

The following table presents the net contract asset and contract liability balances:

In millions	Location in the Consolidated Balance Sheet	December 31, 2020	December 31, 2019
Current portion of contract assets	Other current assets	$—	$9
Current portion of contract liabilities	Contract liabilities	$507	$502
Non-current portion of contract liabilities	Other liabilities	$80	$81

During the twelve months ended December 31, 2020 and 2019, the Company recognized $407 million and $341 million, respectively, in revenue that was included in contract liabilities as of January 1, 2019 and 2018, respectively.

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

Settlement processing assets consist of our portion of settlement assets due from customers and receivables from merchants for the portion of the discount fee related to reimbursement of the interchange expense, our receivable from the processing bank for transactions we have funded merchants in advance of receipt of card association funding, restricted cash balances that are not yet due to merchants, merchant reserves held, sponsoring bank reserves and exception items, such as customer chargeback amounts receivable from merchants. Settlement processing obligations consist primarily of merchant reserves, our liability to the processing bank for transactions for which we have received funding from the members but have not funded merchants and exception items. Settlement processing assets are recorded within other current assets and settlement processing liabilities are recorded within other current liabilities in the Consolidated Balance Sheet. As of December 31, 2020 and 2019, settlement processing assets were $33 million and $33 million, respectively, and settlement processing liabilities were $31 million and $31

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

million, respectively. Settlement receivables are generally collected within four business days. Settlement obligations are generally paid within three business days, regardless of when the related settlement receivables are collected.

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

The following table identifies the activity relating to total capitalized software:

In millions	2020	2019	2018
Beginning balance as of January 1	$413	$325	$366
Capitalization	232	238	170
Amortization	(171)	(148)	(160)
Impairment	(32)	(2)	(51)
Ending balance as of December 31	$442	$413	$325

During the year ended December 31, 2020 and 2018, we recorded the write-off of certain internal- and external-use software capitalization projects that are no longer considered strategic and as a result, the projects have been abandoned.

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

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth, operating income margin and discount rate. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (GPC) method which is based on earnings multiple data. We perform a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium. Refer to Note 2, "Goodwill and Purchased Intangible Assets" for further discussion.

Acquired intangible assets other than goodwill are amortized over their weighted average amortization period unless they are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

purchased in a business combination, the estimated fair values of the assets received are used to establish the carrying value. The fair value of acquired intangible assets is determined using common techniques, and the Company employs assumptions developed using the perspective of a market participant.

Property, Plant and Equipment Property, plant and equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $88 million, $79 million, and $81 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Refer to Note 2, "Goodwill and Purchased Intangible Assets" for further discussion.

Leasing We adopted the new leasing standard using the modified retrospective approach with an effective date of January 1, 2019. Periods prior to 2019 were not recast under the new standard and, therefore, those amounts are not presented in Note 10, "Leasing".

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws, regulations, and standards including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes that the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River and Kalamazoo River environmental matters discussed in Note 9, "Commitments and Contingencies" and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2020 cannot currently be reasonably determined or are not currently considered probable.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities
•Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active or inputs, other than quoted prices in active markets, that are observable either directly or indirectly
•Level 3: Unobservable inputs for which there is little or no market data

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

NCR measures its financial assets and financial liabilities at fair value based on one or more of the following three valuation techniques:

•Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).
•Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option pricing and excess earnings models).

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

In August 2018, the FASB issued an accounting standards update with new guidance on fair value measurement disclosure requirements that requires the disclosure of additions to and transfers into and out of Level 3 of the fair value hierarchy. This accounting standards update also requires disclosure about the uncertainty in measurement as of the reporting date. The new standard became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. The adoption of this accounting standards update did not have a material impact on the financial statement disclosures.

In August 2018, the FASB issued an accounting standards update related to accounting for implementation costs incurred in a cloud computing arrangement that is also a service contract. If a cloud computing arrangement also includes an internal-use

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of December 31, 2020, 2019, and 2018 are included in the tables below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2019						December 31, 2020
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,774	$(101)	$1,673	$—	$—	$(2)	$1,772	$(101)	$1,671
Retail	638	(34)	604	—	—	5	643	(34)	609
Hospitality	402	(23)	379	1	—	1	404	(23)	381
T&T	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$3,001	$(169)	$2,832	$1	$—	$4	$3,006	$(169)	$2,837

	December 31, 2018						December 31, 2019
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,718	$(101)	$1,617	$54	$—	$2	$1,774	$(101)	$1,673
Retail	571	(34)	537	67	—	—	638	(34)	604
Hospitality	385	(23)	362	17	—	—	402	(23)	379
T&T	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$2,861	$(169)	$2,692	$138	$—	$2	$3,001	$(169)	$2,832

In early 2020, there was significant market volatility driven by the COVID-19 pandemic that resulted in uncertainty around our full year revenue and operating income expectations. As a result, we withdrew our full year outlook for 2020 on March 31, 2020, which was previously provided during our fourth quarter 2019 earnings conference call on February 11, 2020. Given the rapidly changing environment, we considered if there was an indication the carrying value of net assets were in excess of the fair value for each of our reporting units. This consideration included the expected impacts to the current year cash flows, the potential impacts to future cash flows as well as the excess of the fair value over the carrying value from the prior year annual assessment. As a result, we determined there was an indication that the carrying value of the net assets assigned to the Hospitality reporting unit may not be recoverable. Based on the assessment completed as of March 31, 2020, it was determined the fair value of the Hospitality reporting unit was greater than the carrying value.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

As discussed in Note 1, “Basis of Presentation and Significant Accounting Policies” NCR completed the annual goodwill impairment test during the fourth quarter of 2020. The Company elected to perform a qualitative assessment for the Banking, Retail, and T&T reporting units and a quantitative analysis for the Hospitality reporting unit. Based on the qualitative assessments completed, it was determined that the fair value of the Banking, Retail and T&T reporting units were substantially in excess of the carrying value.

For the quantitative assessment of the Hospitality reporting unit, the fair value was estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including revenue growth, operating income margin and discount rate. The market approach is performed using the Guideline Public Companies (GPC) method which is based on earnings multiple data of peer companies.

The Company expects the COVID-19 pandemic to have a significant impact to the Hospitality customers in the table service market, travel and entertainment market and small and medium business market in the near term. However, the expectation is the long term growth strategy will remain intact. Based on the quantitative assessment completed for the annual goodwill impairment test, the Company determined the fair value of the Hospitality reporting unit continues to be greater than the carrying value. However, if the actual results or the anticipated timing of the recovery from the COVID-19 pandemic differ from our expectations for the Hospitality, or any, reporting unit, there is a possibility we would have to perform an interim impairment test in 2021, which could lead to an impairment of goodwill or other assets.

During the year ended December 31, 2018, the Company recorded impairment charges of $146 million under the previous segment reporting structure where it was determined there was an indication that the carrying value of the net assets assigned to the Hardware reporting unit may not be recoverable. These charges were recorded in the line item asset impairment charges in our Consolidated Statement of Operations for the year ended December 31, 2018.

Identifiable Intangible Assets NCR's purchased intangible assets, reported in intangibles, net in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	December 31, 2020		December 31, 2019
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$740	$(324)	$735	$(270)
Intellectual property	2 - 8	531	(418)	529	(397)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	77	(74)	78	(68)
Total identifiable intangible assets		$1,437	$(905)	$1,431	$(824)

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	For the year ended December 31, 2020	For the years ended December 31 (estimated)
In millions		2021	2022	2023	2024	2025
Amortization expense	$81	$72	$68	$66	$59	$51

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

3. BUSINESS COMBINATIONS AND DIVESTITURES

2020 Acquisition

Acquisition of Origami

On June 6, 2019, our subsidiary, NCR Brasil Ltda. (NCR Brasil) entered into a definitive agreement with OKI Electric Industry Co., Ltd. and its Brazilian subsidiary, OKI Brasil Industria e Comércio de Produtos e Tecnologia em Automação S.A. (OKI Brasil), to purchase OKI Brasil's IT services and select software assets for use in the financial, retail and other industries. Neither OKI Brasil's manufacturing operations nor its printing business in Brazil were included in the acquisition. On April 9, 2020, NCR Brasil completed this acquisition through the purchase of 100% of the quotas of Origami Brasil Tecnologia e Serviços em Automação Ltda. (Origami), which became a wholly-owned subsidiary of NCR Brasil. The purchase price was approximately $5 million, of which $2 million is payable in cash within two years of the acquisition date, subject to certain conditions, and the remaining $3 million is payable in cash within six years of the acquisition date, subject to purchase price adjustments.

The fair value of consideration transferred to acquire Origami was allocated to the identifiable assets and liabilities assumed based upon their estimated fair values as of the date of acquisition as set forth below. The acquisition has resulted in a bargain purchase gain based on the purchase price being limited mostly to the net assets of the business excluding cash and investments. The bargain purchase gain has been recorded in other income (expense), net within the Consolidated Statement of Operations.

In millions	Fair Value
Cash acquired	$1
Investments acquired	9
Tangible assets acquired	18
Bargain purchase gain on business acquisition	(7)
Liabilities assumed	(16)
Total purchase consideration	$5

The operating results of Origami have been included within NCR's results as of the closing date of the acquisition. Supplemental pro forma information and actual revenue and earnings since the acquisition date have not been provided as this acquisition did not have a material impact on the Company's Consolidated Statements of Operations.

2019 Acquisitions

Acquisition of D3 Technology, Inc.

On July 1, 2019, NCR completed its acquisition of D3 Technology, Inc. (D3), a leading provider of online and mobile banking for the Large Financial Institution market, for approximately $84 million, of which $83 million was paid in cash. The remaining $1 million was payable within 12 months from the date of acquisition and paid in 2020. The D3 acquisition further expands our digital banking strategy as we extend our market share in large domestic banks and international banks. As a result of the acquisition, D3 became a wholly-owned subsidiary of NCR.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire D3 was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below.

The final allocation of the purchase price for D3 is as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	Fair Value
Cash acquired	$9
Tangible assets acquired	6
Acquired intangible assets other than goodwill	20
Acquired goodwill	51
Deferred tax assets	6
Liabilities assumed	(8)
Total purchase consideration	$84

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisition consists of revenue synergies expected from combining the operations of NCR and D3. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Banking segment. Refer to Note 2, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment.

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

Acquisition of Zynstra Ltd.

On December 21, 2019, NCR completed its acquisition of Zynstra, Ltd. (Zynstra), a leading provider of edge virtualization technology, for approximately $134 million, of which $112 million was paid in cash. The remaining $22 million was paid in 2020. The Zynstra acquisition further expands our digital retail strategy as we further enhance our next generation store architecture. As a result of the acquisition, Zynstra became a wholly-owned subsidiary of NCR.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire Zynstra was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below.

The final allocation of the purchase price for Zynstra is as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	Fair Value
Cash acquired	$1
Tangible assets acquired	1
Acquired intangible assets other than goodwill	76
Acquired goodwill	66
Deferred tax liability	(9)
Liabilities assumed	(1)
Total purchase consideration	$134

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisition consists of revenue and cost synergies expected from combining the operations of NCR and Zynstra. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Retail segment. Refer to Note 2, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment.

The following table sets forth the components of the intangible assets acquired as of the acquisition date:

	Fair Value	Weighted Average Amortization Period (1)
	(In millions)	(In years)
Technology - Software	$75	8
Tradenames	1	1
Total acquired intangible assets	$76

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

2018 Acquisitions

Acquisition of JetPay Corporation

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

On December 6, 2018, NCR completed its acquisition of JetPay Corporation (JetPay), for which it purchased (i) all outstanding shares of common stock at a price of $5.05 per share, (ii) shares of Series A Preferred Stock at $5.05 per share, (iii) shares of Series A-1 Convertible Preferred Stock at a price of $600 per share, (iv) shares of Series A-2 Convertible Preferred Stock of JetPay at a price of $600 per share, and (v) transaction costs paid on behalf of the seller for an aggregate purchase price of $193 million which was paid in cash. As a result of the acquisition, JetPay became a wholly-owned subsidiary of NCR.

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

The final allocation of the purchase price for JetPay is as follows:

In millions	Fair Value
Cash acquired	$50
Tangible assets acquired	30
Acquired intangible assets other than goodwill	104
Acquired goodwill	96
Deferred tax liabilities	(11)
Liabilities assumed	(76)
Total purchase consideration	$193

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisition consists of revenue synergies expected from combining the operations of NCR and JetPay. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Retail and Hospitality segments. Refer to Note 2, "Goodwill and Purchased Intangible Assets" for the carrying amounts of goodwill by segment.

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

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and JetPay for the years ended December 31, 2018. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations for the year ended December 31, 2018, as if the acquisition had occurred on January 1, 2017, is as follows:

In millions	2018
Revenue	$6,468
Net income attributable to NCR	$(46)

The unaudited pro forma results for the year ended December 31, 2018 include:
•$4 million, net of tax, in additional amortization expense for acquired intangible assets;
•$4 million, net of tax, in eliminated transaction costs as if those costs were incurred in the prior year period; and
•$7 million, net of tax, in additional interest expense from the incremental borrowings under the senior secured credit facility.

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

4. SEGMENT INFORMATION AND CONCENTRATIONS

The Company manages and reports its business in the following segments:

•Banking - We offer solutions to customers in the financial services industry that power their digital transformation through software, services and hardware to deliver differentiated experiences for their customers and improve efficiency for the financial institution. Our managed services and ATM-as-a-Service help banks run their end-to-end ATM channel, positioning NCR as a strategic partner. We augment these solutions by offering a full line of software, services and hardware including interactive teller machines (ITM), and recycling, multi-function and cash dispense ATMs. NCR's digital banking solutions enable anytime-anywhere convenience for a financial institution’s consumer and business customers. We also help institutions implement their Digital First platform strategy by providing solutions for banking channel services, transaction processing, imaging, and branch services.
•Retail - We offer software-defined solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions are designed to improve operational efficiency, selling productivity, customer satisfaction and purchasing decisions; provide secure checkout processes and payment systems; and increase service levels. These solutions include retail-oriented technologies such as comprehensive API-point of sale retail software platforms and applications, hardware terminals, self-service kiosks including self-checkout (SCO), payment processing solutions, and bar-code scanners.
•Hospitality - We offer technology solutions to customers in the hospitality industry, including table-service, quick-service and fast casual restaurants of all sizes, that are designed to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. Our portfolio includes cloud-based software applications for point-of-sale, back office, payment processing, kitchen production, restaurant management and consumer engagement. We also provide hospitality-oriented hardware products such as POS terminals, order and payment kiosks, bar code scanners, printers and peripherals. And finally, we help reduce the complexities of running the restaurant through our services capabilities including strategic advisory, technology deployment and implementation, hardware and software maintenance and managed services.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

•Telecommunications and Technology (T&T) - We offer maintenance, managed and professional services using solutions such as remote management and monitoring services, which are designed to improve operational efficiency, network availability and end-user experience, to customers in the telecommunications and technology industry. We also provide such services to end users on behalf of select manufacturers leveraging our global service capability, and resell third party networking products to customers in a variety of industries.
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
The accounting policies used to determine the results of the operating segments are the same as those utilized for the consolidated financial statements as a whole. Inter-segment sales and transfers are not material.
To maintain operating focus on business performance, non-operational items are excluded from the segment operating results utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations.

The following table presents revenue and operating income by segment for the years ended December 31:

In millions	2020	2019	2018
Revenue by segment
Banking	$3,098	$3,512	$3,183
Retail	2,080	2,217	2,097
Hospitality	684	843	817
T&T	345	343	308
Consolidated revenue	$6,207	$6,915	$6,405
Operating income by segment
Banking	$381	$514	$412
Retail	116	144	142
Hospitality	7	56	85
T&T	26	44	49
Subtotal - segment operating income	530	758	688
Other adjustments(1)	309	147	497
Income from operations	$221	$611	$191

(1) The following table presents the other adjustments for NCR for the years ended December 31:

In millions	2020	2019	2018
Transformation and restructuring costs	$227	$58	$223
Acquisition-related amortization of intangibles	81	86	85
Acquisition-related costs	1	3	6
Asset impairment charges	—	—	183
Total other adjustments	$309	$147	$497

The following table presents revenue from products and services for NCR for the years ended December 31:

In millions	2020	2019	2018
Recurring revenue (1)	$3,338	$3,182	$2,970
All other products and services	2,869	3,733	3,435
Consolidated revenue	$6,207	$6,915	$6,405

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

(1) Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, cloud revenue, payment processing revenue, and certain professional services arrangements as well as term-based software license arrangements that include customer termination rights.

Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2020	%	2019	%	2018	%
Revenue by Geographic Area
United States	$3,065	49%	$3,481	50%	$3,076	48%
Americas (excluding United States)	617	10%	693	10%	631	10%
Europe, Middle East and Africa	1,679	27%	1,843	27%	1,751	27%
Asia Pacific	846	14%	898	13%	947	15%
Consolidated revenue	$6,207	100%	$6,915	100%	$6,405	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2020	2019
Property, plant and equipment, net
United States	$244	$280
Americas (excluding United States)	14	14
Europe, Middle East and Africa	75	74
Asia Pacific	40	45
Consolidated property, plant and equipment, net	$373	$413

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue and accounts receivable as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2020		December 31, 2019
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$8	2.65%	$8	4.30%
Trade Receivables Securitization Facility (1)	—	—%	270	2.65%
Other (1)	—	—%	4	2.82%
Total short-term borrowings	$8		$282
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$733	2.65%	$740	4.30%
Revolving credit facility (1)	75	2.40%	265	3.76%
Senior Notes:
5.00% Senior Notes due 2022	—		600
6.375% Senior Notes due 2023	—		700
8.125% Senior Notes due 2025	400		—
5.750% Senior Notes due 2027	500		500
5.000% Senior Notes due 2028	650		—
6.125% Senior Notes due 2029	500		500
5.250% Senior Notes due 2030	450		—
Deferred financing fees	(40)		(32)
Other (1)	2	7.68%	4	0.05%
Total long-term debt	$3,270		$3,277
(1)    Interest rates are weighted average interest rates as of December 31, 2020 and 2019.

Senior Secured Credit Facility On August 28, 2019, the Company entered into an amended and restated senior secured credit agreement with and among certain subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, refinancing its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). The Senior Secured Credit Facility consists of a term loan facility in an original aggregate principal amount of $750 million, of which $741 million was outstanding as of December 31, 2020. Additionally, the Senior Secured Credit Facility provides for a five-year revolving credit facility with an aggregate principal amount of $1.1 billion, of which $75 million was outstanding as of December 31, 2020. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and, as of December 31, 2020, outstanding letters of credit were $26 million.

Up to $400 million of the revolving credit facility is available to the Foreign Borrowers, as long as there is availability under the revolving credit facility. Term loans were made to the Company in U.S. Dollars, and loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling.

The outstanding principal balance of the term loan facility is required to be repaid in equal quarterly installments of  0.25% of the original aggregate principal amount that began with the fiscal quarter ending December 31, 2019, with the balance being due at maturity on August 28, 2026 and may be repaid and reborrowed prior to maturity, subject to the satisfaction of customary conditions. Borrowings under the revolving portion of the credit facility are due August 28, 2024. Revolving loans outstanding under the Senior Secured Credit Facility denominated in U.S. Dollars bear interest at the Company's option at (a) London Inter-bank Offered Rate (LIBOR), plus a margin ranging from 1.25% to 2.25% or (b) a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the rate of interest last quoted by the Wall Street Journal as the “prime rate” and (iii) the one-month LIBOR rate plus 1.00% (the Base Rate), plus, a margin ranging from 0.25% to 1.25%, in each case, depending on the Company’s consolidated leverage ratio. Revolving loans denominated in Euro bear interest at the EURIBOR, plus a margin ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The terms of the Senior Secured Credit Facility also require certain other fees and payments to be made by the Company, including a commitment fee on the undrawn portion of the revolving credit facility. Term loans outstanding under the Senior Secured Credit Facility bear interest, at NCR's option, at LIBOR plus 2.50% per annum or the Base Rate plus a 1.50% margin per annum. In the event that LIBOR is no longer available or in certain other circumstances as described in the Senior Secured Credit Facility, the Senior Secured Credit Facility provides a mechanism for determining an alternative rate of interest. There is no assurance that any such

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

alternative, successor or replacement reference rate will be similar to, or produce the same value or economic equivalence of, LIBOR.

The obligations of the Company and Foreign Borrowers under the Senior Secured Credit Facility are guaranteed by the Company's wholly-owned subsidiary, NCR International, Inc (the Guarantor Subsidiary). The Senior Secured Credit Facility and such guarantee are secured by a first priority lien and security interest in certain equity interests owned by the Company and the Guarantor Subsidiary in certain of their respective domestic and foreign subsidiaries, and a perfected first priority lien and security interest in substantially all of the Company's U.S. assets and the assets of the Guarantor Subsidiary, subject to certain exclusions. These security interests would be released if the Company achieves an “investment grade” rating and will remain released so long as the Company maintains that rating.
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
The Company has the option to elect to increase the maximum permitted leverage ratio by 0.25 in connection with the consummation of any material acquisition (as defined in the Senior Secured Credit Facility) for four fiscal quarters, but in no event will the maximum permitted leverage ratio, inclusive of all increases, exceed 4.75 to 1.00. At December 31, 2020, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.60 to 1.00.

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

On January 14, 2021, the Company obtained a waiver to the Senior Secured Credit Facility, pursuant to which the lenders under the revolving credit facility agreed to waive certain automatic events of default that had occurred due to an administrative error in the then-current terms of the Senior Secured Credit Facility that did not reflect the intention of the parties. The administrative error related to not treating our Series A Convertible Preferred Stock as indebtedness for purposes of the total leverage ratio calculations in the Company’s compliance certificates and resulted in the Company underpaying certain interest and other amounts with respect to its revolving credit facility. The January 14, 2021 waiver eliminated the automatic events of default that would have existed related to such interest underpayment for the quarter ended December 31, 2019, the quarter ended March 31, 2020, the quarter ended June 30, 2020, the quarter ended September 30, 2020 and the quarter ended December 31, 2020 periods. On January 22, 2021, the Company entered into a third amendment to the Senior Secured Credit Facility, pursuant to which the lenders under the revolving credit facility agreed that, thereafter, our Series A Convertible Preferred Stock would not be treated as indebtedness for purposes of the leverage ratio calculations under the revolving credit facility.

On February 4, 2021, the Company entered into a fourth amendment to the Senior Secured Credit Facility. Pursuant to such amendment, upon the closing of the proposed Cardtronics transaction, the maximum permitted total leverage ratio of the Company will be increased initially to 5.50 to 1.00, subject to further modification as set forth in the amendment. In addition, certain technical and other changes to the Senior Secured Credit Facility, including amendments to the definition of "Permitted Acquisition" set forth therein, are now operative.

On February 16, 2021, the Company entered into (a) an amended and restated commitment letter (the Commitment Letter), with certain financial institutions party thereto (the Commitment Parties), (b) an incremental term loan A facility agreement (the

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Incremental Term Agreement) with the Commitment Parties and the Guarantor Subsidiary and (c) an incremental revolving facility agreement (the Incremental Revolving Agreement) with certain financial institutions, the Guarantor Subsidiary and certain of the Foreign Borrowers.

Pursuant to and subject to the Commitment Letter and the Incremental Term Agreement, in connection with the proposed Cardtronics transaction, the Commitment Parties have committed to provide the following: (i) a senior secured incremental term loan A facilities under the Senior Secured Credit Facility, in an aggregate principal amount of $1.455 billion, (ii) a senior secured incremental term loan B facility under the Senior Secured Credit Facility, in an aggregate principal amount of $245 million and (iii) a senior secured bridge facility (a portion of which may be unsecured) in an aggregate principal amount of $1.00 billion. The credit facilities will be available to the Company subject to certain conditions precedent, including, among other things, the closing of the proposed Cardtronics transaction. Pursuant to the terms of the Incremental Term Agreement, subject to the satisfaction of certain customary conditions, $200 million of the $1.455 billion term loan A facility will convert into revolving credit commitments under the Senior Secured Credit Facility (the Additional Revolving Commitments) on or about the date that is 3 business days after the closing of the initial funding of the term loan A facilities. The bridge facility will be available to the Company if, and to the extent, the securities referred to in the following paragraph are not issued on or prior to the closing of the proposed Cardtronics transaction.

On February 16, 2021, the Company also entered into an amended and restated engagement letter (the Engagement Letter) with certain financial institutions (which may be affiliates of the Commitment Parties) with respect to certain potential securities offerings in connection with the proposed Cardtronics transaction. To the extent that the Company consummates one or more such securities offerings on or prior to the closing of the proposed Cardtronics transaction, the Company expects to correspondingly reduce the commitments with respect to the senior secured bridge facility. Any offer or sale of any such securities will be made pursuant to the applicable offering document for such securities.

Pursuant to the Incremental Revolving Agreement, the lenders party thereto have agreed to provide the Company and the Foreign Borrowers with a $1.1 billion revolving credit facility under the Senior Secured Credit Facility to replace the Company’s existing senior credit revolving credit facility, which will be available to the Company upon the satisfaction of certain customary conditions precedent and conditions subsequent, including the closing of the proposed Cardtronics transaction and subject to increase in connection with the conversion of a portion of the term loan A facility into Additional Revolving Commitments.

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

Senior Unsecured Notes On August 21, 2019, the Company issued $500 million aggregate principal amount of 5.750% senior unsecured notes due in 2027 (the 5.750% Notes). The 5.750% Notes were sold at 100% of the principal amount with a maturity date of September 1, 2027. The 5.750% Notes were issued without registration rights. The Company has the option to redeem the 5.750% Notes, in whole or in part, at any time on or after September 1, 2022, at a redemption price of 102.875%, 101.438%, and 100% during the 12-month periods commencing on September 1, 2022, 2023 and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to September 1, 2022, the Company may redeem the 5.750% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

The senior unsecured notes are guaranteed by the Guarantor Subsidiary, which has guaranteed fully and unconditionally the obligations to pay principal and interest for these senior unsecured notes. The terms of the indentures for these notes limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional debt or issue redeemable preferred stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of the Company's subsidiaries to pay dividends to the Company; enter into affiliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's or such subsidiaries' assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

assigned an "investment grade" rating by Moody's or S&P and no default has occurred or is continuing, certain covenants will be terminated.

Trade Receivables Securitization Facility In November 2014, the Company established a revolving trade receivables securitization facility (the A/R Facility) with PNC Bank, National Association (PNC) as the administrative agent, and various lenders. In November 2019, the Company amended the A/R Facility to increase the maximum commitment made available under the Facility and extended the maturity date to November 2021. The amendment also included other modifications including the scope of receivables subject to the facility and related eligibility requirements, the adoption of a new benchmark for determining overnight funding rates and the fees and interest payable to the agent and lenders party thereto. The A/R Facility now provides for up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions, of which none was outstanding as of December 31, 2020.

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its consolidated financial statements. The financing subsidiary owned $428 million and $603 million of outstanding accounts receivable as of December 31, 2020 and 2019, respectively, and these amounts are included in accounts receivable, net in the Consolidated Balance Sheets.

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

Debt Maturities Maturities of debt outstanding, in principal amounts, at December 31, 2020 are summarized below:

		For the years ended December 31
In millions	Total	2021	2022	2023	2024	2025	Thereafter
Debt maturities	$3,318	$8	$9	$7	$83	$408	$2,803

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of December 31, 2020 and 2019 was $3.49 billion and $3.70 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.
6. INCOME TAXES

For the years ended December 31, income (loss) from continuing operations before income taxes consisted of the following:

In millions	2020	2019	2018
Income (loss) before income taxes
United States	$(391)	$(25)	$(262)
Foreign	332	366	301
Total income (loss) from continuing operations before income taxes	$(59)	$341	$39

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2020	2019	2018
Income tax expense (benefit)
Current
Federal	$(9)	$1	$18
State	—	2	—
Foreign	68	78	42
Deferred
Federal	(108)	(19)	(2)
State	(6)	—	1
Foreign	2	(335)	14
Total income tax expense (benefit)	$(53)	$(273)	$73

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2020	2019	2018
Income tax expense (benefit) at the U.S. federal tax rate of 21%	$(12)	$72	$8
Foreign income tax differential	—	5	20
State and local income taxes (net of federal effect)	(4)	3	2
Other U.S. permanent book/tax differences	2	3	—
Meals and entertainment expense	1	2	2
Executive compensation	10	9	4
Employee share-based payments	3	2	3
Impact of intangible asset transfer	—	(245)	—
Gains/losses on distributions/entity liquidations	2	(12)	—
Foreign derived intangible income deduction	—	(7)	(1)
Change in branch tax status	—	(17)	(9)
Goodwill impairment	—	—	30
Research and development tax credits	(7)	(5)	(6)
Foreign tax law changes	(4)	5	—
U.S. valuation allowance (1)	(37)	(16)	16
U.S tax reform	—	—	37
Foreign valuation allowance	6	(74)	2
Change in liability for unrecognized tax benefits (1)	(12)	4	(23)
Prior period adjustments	—	(1)	(11)
Other, net	(1)	(1)	(1)
Total income tax expense (benefit)	$(53)	$(273)	$73
(1) Does not include the impact of items included in the U.S. Tax Reform category

NCR's tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries' tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2020, our tax rate was impacted by a $48 million benefit from the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits. During 2019, the tax rate was impacted by the transfer of certain intangible assets among our wholly-owned subsidiaries, creating a net tax benefit of $264 million. The tax rate was also impacted by foreign valuation allowance releases of $74 million. During 2018, the tax rate was impacted by a $37 million expense relating to the Tax Cuts and Jobs Act of 2017 enacted on December 22, 2017.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In the first quarter of 2020, the Company identified and recorded income tax benefits of $5 million related to an error in the calculation of the permanent differences on executive stock compensation and the write-off of income tax payables incorrectly recorded in prior periods. In the fourth quarter of 2020, the Company identified and recorded income tax expense to correct for errors which originated in prior periods totaling $10 million, which included $6 million related to an error in the calculation of the provision for unrecognized tax benefits. The Company corrected for these immaterial errors as out of period adjustments in the periods identified which resulted in a net $5 million out of period adjustment for the year ended December 31, 2020.

NCR did not provide additional U.S. income tax or foreign withholding taxes, if any, on approximately $3.4 billion of undistributed earnings of its foreign subsidiaries, given the intention continues to be that those earnings are reinvested indefinitely. The amount of unrecognized deferred tax liability associated with these indefinitely reinvested earnings is approximately $200 million. The unrecognized deferred tax liability is made up of a combination of U.S. and state income taxes and foreign withholding taxes.
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

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2020	2019
Deferred income tax assets
Employee pensions and other benefits	$229	$243
Other balance sheet reserves and allowances	272	182
Tax loss and credit carryforwards	667	625
Capitalized research and development	44	47
Lease liabilities	91	104
Intangibles	123	127
Property, plant and equipment	11	11
Other	13	9
Total deferred income tax assets	1,450	1,348
Valuation allowance	(341)	(352)
Net deferred income tax assets	1,109	996
Deferred income tax liabilities
Right of use assets	90	102
Capitalized software	78	98
Total deferred income tax liabilities	168	200
Total net deferred income tax assets	$941	$796

NCR has previously recorded valuation allowances related to certain deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The recorded valuation allowances cover deferred tax assets, primarily tax loss carryforwards and branch basket foreign tax credits, in tax jurisdictions where there is uncertainty as to the ultimate realization of those tax losses and credits. As of December 31, 2020, the Company's net deferred tax assets (without valuation allowances) in the U.S. totaled approximately $469 million. For the three year period ended December 31, 2020, the U.S. had a cumulative net loss from continuing operations before income taxes, as adjusted for permanent differences, which is generally considered a negative indicator of the Company's ability to realize the benefits of those assets. However, the Company evaluated the realizability of the U.S. net deferred tax assets by weighing positive and negative evidence, including our history of U.S. pre-tax income adjusted for permanent differences, the impact of the COVID-19 pandemic on our U.S. results in 2020 and in the near-term, projected U.S. taxable income, and the length of time over which the Company's deferred tax assets relating to net operating losses, general basket foreign tax credits, interest limitation carryforward, research and development credits and a variety of temporary differences may be realized. A specific focus of the evaluation was the realizability of the

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Company's general basket foreign tax credit carryforwards, which expire on or before December 31, 2025. Through this assessment, realization of the related benefits was determined to be more likely than not. If the Company is unable to generate sufficient future U.S. taxable income of the proper source in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss and credit carryforwards, additional valuation allowances could be required in the future.

As of December 31, 2020, NCR had U.S. federal, U.S. state (tax effected), and foreign tax attribute carryforwards of approximately $1.6 billion. The net operating loss carryforwards that are subject to expiration will expire in the years 2021 through 2039. This includes U.S. tax credit carryforwards of $279 million, which expire in the years 2021 through 2040. As a result of stock ownership changes our U.S. tax attributes could be subject to limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, if further material stock ownership changes occur.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2020	2019	2018
Gross unrecognized tax benefits - January 1	$121	$110	$196
Increases related to tax positions from prior years	15	7	9
Decreases related to tax positions from prior years	(6)	(4)	(50)
Increases related to tax provisions taken during the current year	6	14	9
Settlements with tax authorities	(23)	(5)	(45)
Lapses of statutes of limitation	(10)	(1)	(9)
Total gross unrecognized tax benefits - December 31	$103	$121	$110

Of the total amount of gross unrecognized tax benefits as of December 31, 2020, $61 million would affect NCR’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in income tax accruals and other current liabilities in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $5 million of benefit, $2 million of expense, and $9 million of benefit for the years ended December 31, 2020, 2019, and 2018, respectively. The gross amount of interest and penalties accrued as of December 31, 2020 and 2019 was $30 million and $35 million, respectively.

In the U.S., NCR files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. U.S. federal tax years remain open from 2017 forward. Years beginning on or after 2001 are still open to examination by certain foreign taxing authorities, including India, Egypt, and other major taxing jurisdictions.

During 2021, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As of December 31, 2020, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $10 million to $13 million in the next 12 months due to the resolution of these tax matters.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

7. STOCK COMPENSATION PLANS

The Company recognizes all share-based payments as compensation expense in its financial statements based on their fair value. As of December 31, 2020, the Company’s stock-based compensation consisted of restricted stock units, employee stock purchase plan and stock options. The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2020	2019	2018
Restricted stock units	$78	$94	$65
Employee stock purchase plan	6	4	4
Stock options	24	9	4
Stock-based compensation expense	108	107	73
Tax benefit	(13)	(12)	(10)
Total stock-based compensation (net of tax)	$95	$95	$63

Approximately 30 million shares remain authorized to be issued under the 2017 Stock Incentive Plan (SIP). Details of the Company's stock-based compensation plans are discussed below.

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

The following table reports restricted stock unit activity during the year ended December 31, 2020:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value per Unit
Unvested shares as of January 1	4,456	$28.18
Shares granted	5,391	$26.50
Shares vested	(2,642)	$28.03
Shares forfeited	(547)	$28.57
Unvested shares as of December 31	6,658	$26.84

Stock-based compensation expense is recognized in the financial statements based upon fair value. The total fair value of units vested and distributed in the form of NCR common stock was $77 million in 2020, $86 million in 2019, and $90 million in 2018. As of December 31, 2020, there was $88 million of unrecognized compensation cost related to unvested restricted stock unit grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 0.9 years. The weighted average grant date fair value for restricted stock unit awards granted in 2019 and 2018 was $24.31 and $26.25, respectively.

The following table represents the composition of restricted stock unit grants in 2020:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value
Service-based units	825	$30.43
Performance-based units	4,566	$25.79
Total restricted stock units	5,391	$26.50

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

For the twelve months ended December 31, 2020
Dividend yield	—%
Risk-free interest rate	0.16%
Expected volatility	53.64%

Expected volatility for the market-based restricted stock units is calculated as the historical volatility of the Company’s stock over a period of three years, as management believes this is the best representation of prospective trends. The risk-free interest rate was determined based on a blend of the one and two year U.S. Treasury yield curves in effect at the time of the grant.

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

During the year ended December 31, 2020, stock options granted were premium-priced stock options with an exercise price equal to either 110% or 115% of the closing stock price on the date of the grant. The weighted average exercise price of the stock options granted in the year ended December 31, 2020 was $36.26. The weighted average fair value of the option grants was $7.64 for the year ended December 31, 2020 based on using a Monte-Carlo simulation model and will be recognized over the requisite service period. These option grants have a 7 year contractual term that vest at the end of 36 months.

During the year ended December 31, 2019, stock compensation expense for stock options was recognized in the financial statements based upon grant date fair value and was computed using the Black-Scholes option-pricing model. The weighted average fair value of option grants were estimated based on the below weighted average assumptions, which was $8.07. The stock options were granted with a 7 year contractual term that will vest over 48 months.

The table below details the assumptions used in determining the fair value of the option grants:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	For the year ended December 31, 2020	For the year ended December 31, 2019
Dividend yield	—	—
Risk-free interest rate	1.34%	2.50%
Expected volatility	34.63%	34.79%
Expected holding period - years	3.7	3.90

Expected volatility is calculated as the historical volatility of the Company’s stock over a period equal to the expected term of the options, as management believes this is the best representation of prospective trends. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The expected holding period represents the period of time that options are expected to be outstanding. For the options granted during the year ended December 31, 2020, the seven-year U.S. Treasury yield curve was used to determine the risk-free interest rate. For options granted during the year ended December 31, 2019, the risk-free interest rate was determined based on a blend of the three and five-year U.S. Treasury yield curves in effect at the time of grant.
The following table summarizes the Company’s stock option activity for the year ended December 31, 2020:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	4,559	$28.08
Granted	5,871	$36.26
Exercised	(105)	$21.82
Forfeited or expired	(527)	$32.31
Outstanding as of December 31	9,798	$32.82	5.50	$50.01
Fully vested and expected to vest as of December 31	7,978	$33.78	5.77	$33.73
Exercisable as of December 31	1,820	$28.62	4.35	$16.28

As of December 31, 2020, the total unrecognized compensation cost of $43 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 1.1 years.

The total intrinsic value of all options exercised was $1 million in 2020, $1 million in 2019, and $4 million in 2018. Cash received from option exercises under all share-based payment arrangements was $2 million in 2020, $2 million in 2019, and $4 million in 2018. There was no tax benefit realized from these exercises in 2020 and 2019. The tax benefit realized from option exercises was $1 million in 2018.

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

Employees purchased approximately 1.3 million shares in 2020, 0.8 million shares in 2019, and 0.7 million shares in 2018, for approximately $21 million in 2020, $18 million in 2019 and $17 million in 2018. A total of 4 million shares were originally authorized to be issued under the ESPP before its amendment. Under the amended ESPP, 10 million shares were newly authorized to be issued, plus any shares remaining unissued under the prior ESPP after the last 2016 purchase date. Approximately 7.6 million authorized shares remain unissued under our amended ESPP as of December 31, 2020.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Pension Plans Reconciliation of the beginning and ending balances of the benefit obligations for NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2020	2019	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation as of January 1	$1,954	$1,763	$1,174	$1,092	$3,128	$2,855
Net service cost	—	—	6	7	6	7
Interest cost	51	66	13	19	64	85
Amendment	—	—	5	—	5	—
Actuarial (gain) loss	168	229	86	112	254	341
Benefits paid	(106)	(104)	(111)	(76)	(217)	(180)
Plan participant contributions	—	—	1	1	1	1
Currency translation adjustments	—	—	72	19	72	19
Benefit obligation as of December 31	$2,067	$1,954	$1,246	$1,174	$3,313	$3,128
Accumulated benefit obligation as of December 31	$2,067	$1,954	$1,235	$1,163	$3,302	$3,117

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2020	2019	2020	2019	2020	2019
Change in plan assets
Fair value of plan assets as of January 1	$1,377	$1,269	$1,058	$953	$2,435	$2,222
Actual return on plan assets	187	212	99	128	286	340
Company contributions	70	—	19	23	89	23
Benefits paid	(106)	(104)	(111)	(76)	(217)	(180)
Currency translation adjustments	—	—	53	29	53	29
Plan participant contributions	—	—	—	1	—	1
Fair value of plan assets as of December 31	$1,528	$1,377	$1,118	$1,058	$2,646	$2,435

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2020	2019	2020	2019	2020	2019
Funded Status	$(539)	$(577)	$(128)	$(116)	$(667)	$(693)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$199	$178	$199	$178
Current liabilities	—	—	(15)	(13)	(15)	(13)
Noncurrent liabilities	(539)	(577)	(312)	(281)	(851)	(858)
Net amounts recognized	$(539)	$(577)	$(128)	$(116)	$(667)	$(693)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	—	—	24	20	24	20
Total	$—	$—	$24	$20	$24	$20

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $2,366 million, $2,363 million, and $1,531 million, respectively, as of December 31, 2020, and $2,222 million, $2,217 million and $1,380 million, respectively, as of December 31, 2019.

The net periodic benefit (income) cost of the pension plans for the years ended December 31 was as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net service cost	$—	$—	$—	$6	$7	$7	$6	$7	$7
Interest cost	51	66	61	13	19	20	64	85	81
Expected return on plan assets	(36)	(43)	(43)	(28)	(31)	(32)	(64)	(74)	(75)
Amortization of prior service cost	—	—	—	1	1	1	1	1	1
Actuarial (gain) loss	18	60	(29)	16	15	(16)	34	75	(45)
Net periodic benefit (income) cost	$33	$83	$(11)	$8	$11	$(20)	$41	$94	$(31)

Actuarial losses in 2020 and 2019 were primarily due to a decrease in the discount rate. Actuarial gains in 2018 were due to an increase in the discount rate as well as a favorable impact from a mortality update in the United Kingdom.

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2020	2019	2020	2019	2020	2019
Discount rate	2.4%	3.1%	0.9%	1.4%	1.8%	2.5%
Rate of compensation increase	N/A	N/A	0.9%	0.9%	0.9%	0.9%

The weighted average rates and assumptions used to determine net periodic benefit (income) cost for the years ended December 31 were as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate - Service Cost	N/A	N/A	N/A	0.7%	1.6%	1.4%	0.7%	1.6%	1.4%
Discount rate - Interest Cost	2.7%	3.8%	3.2%	1.2%	1.8%	1.6%	2.1%	3.1%	2.6%
Expected return on plan assets	2.8%	3.6%	3.1%	2.6%	3.2%	3.0%	2.7%	3.4%	3.1%
Rate of compensation increase	N/A	N/A	N/A	0.9%	1.0%	0.9%	0.9%	1.0%	0.9%

The weighted-average cash balance interest crediting rate for the Company's cash balance defined benefit plans was 1.1% and 1.2% for the years ended December 31, 2020 and 2019, respectively.

The discount rate used to determine U.S. benefit obligations as of December 31, 2020 was derived by matching the plans’ expected future cash flows to the corresponding yields from the Aon Hewitt AA Bond Universe Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

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

Plan Assets The weighted average asset allocations as of December 31, 2020 and 2019 by asset category are as follows:

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2020	2019		2020	2019
Equity securities	—%	—%	0 - 0%	19%	23%	12 - 27%
Debt securities	94%	99%	95 - 100%	58%	56%	54 - 72%
Real estate	—%	—%	0 - 2%	14%	12%	6 - 14%
Other	6%	1%	0 - 3%	9%	9%	4 - 9%
Total	100%	100%		100%	100%

The fair value of plan assets as of December 31, 2020 and 2019 by asset category is as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$—	$57	$57	$—	$—	$—
Fixed income securities:
Government securities	2	221	—	221	—	—	—	—	—	—	—
Corporate debt	3	1,011	—	1,011	—	—	104	—	104	—	—
Other types of investments:
Money market funds	4	5	—	—	—	5	10	—	—	—	10
Common and commingled trusts - Equities	4	—	—	—	—	—	149	—	—	—	149
Common and commingled trusts - Bonds	4	167	—	—	—	167	515	—	—	—	515
Common and commingled trusts - Short Term Investments	4	94	—	—	—	94	40	—	—	—	40
Common and commingled trusts - Balanced	4	—	—	—	—	—	90	—	—	—	90
Partnership/joint venture interests - Real estate	5	—	—	—	—	—	—	—	—	—	—
Partnership/joint venture interests - Other	5	2	—	—	—	2	—	—	—	—	—
Mutual funds	4	28	28	—	—	—	—	—	—	—	—
Insurance products	4	—	—	—	—	—	1	—	1	—	—
Real estate and other	5	—	—	—	—	—	152	—	—	152	—
Total		$1,528	$28	$1,232	$—	$268	$1,118	$57	$105	$152	$804

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$—	$53	$53	$—	$—	$—
Fixed income securities:
Government securities	2	209	—	209	—	—	—	—	—	—	—
Corporate debt	3	934	—	934	—	—	103	—	103	—	—
Other types of investments:
Money market funds	4	12	—	—	—	12	10	—	—	—	10
Common and commingled trusts - Equities	4	—	—	—	—	—	184	—	—	—	184
Common and commingled trusts - Bonds	4	157	—	—	—	157	470	—	—	—	470
Common and commingled trusts - Short Term Investments	4	19	—	—	—	19	21	—	—	—	21
Common and commingled trusts - Balanced	4	—	—	—	—	—	85	—	—	—	85
Partnership/joint venture interests - Real estate	5	1	—	—	—	1	—	—	—	—	—
Partnership/joint venture interests - Other	5	2	—	—	—	2	—	—	—	—	—
Mutual funds	4	43	43	—	—	—	—	—	—	—	—
Insurance products	4	—	—	—	—	—	1	—	1	—	—
Real estate and other	5	—	—	—	—	—	131	—	—	131	—
Total		$1,377	$43	$1,143	$—	$191	$1,058	$53	$104	$131	$770

Notes:
1.Common stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.
2.Government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar securities, the security is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields on similar instruments but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.
3.Corporate debt is valued primarily based on observable market quotations for similar bonds at the closing price reported on the active market on which the individual securities are traded. When such quoted prices are not available, the bonds are valued using a discounted cash flows approach using current yields on similar instruments of issuers with similar credit ratings.
4.Common/collective trusts and registered investment companies (RICs) such as mutual funds are valued using a Net Asset Value (NAV) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares or units outstanding. The fair value of the underlying securities within the fund, which are generally traded on an active market, are valued at the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager or independent third party to value investments.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

5.Partnership/joint ventures are valued based on the fair value of the underlying securities within the fund, which include investments both traded on an active market and not traded on an active market. For those investments that are traded on an active market, the values are based on the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiples and cost valuation approaches, are employed by the fund manager to value investments.

The following table presents the reconciliation of the beginning and ending balances of those plan assets classified within Level 3 of the valuation hierarchy. When the determination is made to classify the plan assets within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

In millions	International Pension Plans
Balance, December 31, 2018	$129
Realized and unrealized gains and losses, net	2
Purchases, sales and settlements, net	—
Transfers, net	—
Balance, December 31, 2019	$131
Realized and unrealized gains and losses, net	21
Purchases, sales and settlements, net	—
Transfers, net	—
Balance, December 31, 2020	$152

Investment Strategy NCR has historically employed a total return investment approach, whereby a mix of fixed-income, equities and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. To reduce volatility in the value of assets held by the U.S. pension plan, the asset allocation has been and continues to be a portfolio comprising a substantial portion of fixed income assets as of December 31, 2020. However, as we review the plan's funding requirements, we may, in consultation with an independent advisor on asset allocation strategy investment policy and objectives, choose to rebalance the asset allocation to capture additional returns to reduce future cash funding requirements.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Postretirement Plans Reconciliation of the beginning and ending balances of the benefit obligation for NCR's U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2020	2019
Change in benefit obligation
Benefit obligation as of January 1	$17	$18
Interest cost	—	1
Actuarial gain	—	—
Plan participant contributions	—	—
Benefits paid	(1)	(2)
Benefit obligation as of December 31	$16	$17

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2020	2019
Benefit obligation	$(16)	$(17)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(2)	$(2)
Noncurrent liabilities	(14)	(15)
Net amounts recognized	$(16)	$(17)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$6	$7
Prior service benefit	—	(3)
Total	$6	$4

The net periodic benefit income of the postretirement plan for the years ended December 31 was:

In millions	Postretirement Benefits
	2020	2019	2018
Interest cost	$—	$1	$—
Amortization of:
Prior service benefit	(3)	(5)	(5)
Actuarial loss	1	—	1
Net periodic benefit income	$(2)	$(4)	$(4)

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

	Postretirement Benefit Obligations			Postretirement Benefit Costs
	2020	2019	2018	2020	2019	2018
Discount rate	1.4%	2.5%	3.7%	2.5%	3.7%	3.1%

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Assumed healthcare cost trend rates as of December 31 were:

	2020		2019
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	6.5%	5.8%	6.7%	5.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2027	2027	2027	2027

Postemployment Benefits Reconciliation of the beginning and ending balances of the benefit obligation for NCR's postemployment plan was:

	Postemployment Benefits
In millions	2020	2019
Change in benefit obligation
Benefit obligation as of January 1	$126	$139
Service cost	42	31
Interest cost	3	3
Amendments	(4)	—
Benefits paid	(39)	(35)
Foreign currency exchange	3	(1)
Actuarial (gain) loss	7	(11)
Benefit obligation as of December 31	$138	$126

The following table presents the funded status and the reconciliation of the unfunded status to amounts recognized in the Consolidated Balance Sheets and in accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2020	2019
Benefit obligation	$(138)	$(126)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(32)	$(30)
Noncurrent liabilities	(106)	(96)
Net amounts recognized	$(138)	$(126)
Amounts recognized in accumulated other comprehensive loss
Net actuarial gain	$(23)	$(38)
Prior service benefit	(8)	(6)
Total	$(31)	$(44)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The net periodic benefit cost of the postemployment plan for the years ended December 31 was:

In millions	Postemployment Benefits
	2020	2019	2018
Service cost	$42	$31	$43
Interest cost	3	3	3
Amortization of:
Prior service benefit	(2)	(2)	(5)
Actuarial gain	(4)	(3)	(1)
Net benefit cost	$39	$29	$40

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2020	2019	2020	2019	2018
Discount rate	1.4%	1.8%	1.8%	2.4%	2.3%
Salary increase rate	2.0%	1.8%	1.8%	1.9%	1.9%
Involuntary turnover rate	3.8%	3.8%	3.8%	4.3%	4.8%

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not plan to contribute to the U.S. qualified pension plan in 2021, and plans to contribute approximately $25 million to the international pension plans in 2021. The Company also plans to make contributions of approximately $2 million to the U.S. postretirement plan and approximately $39 million to the postemployment plan in 2021.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2021	$109	$53	$162	$2	$39
2022	$110	$50	$160	$1	$17
2023	$112	$49	$161	$1	$16
2024	$114	$51	$165	$1	$15
2025	$115	$50	$165	$1	$14
2026-2030	$571	$242	$813	$3	$62

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $32 million in 2020, $27 million in 2019, and $27 million in 2018. The expense under international and subsidiary savings plans was $25 million in 2020, $25 million in 2019, and $24 million in 2018.

Amounts to be Recognized The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2021 are as follows:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (benefit)	$—	$1	$1	$1	$(2)
Actuarial loss (gain)	$—	$—	$—	$—	$(2)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Nashville Tornado On March 3, 2020, one of our Global Fulfillment Centers, operated with a third-party logistics partner in Mount Juliet, Tennessee, was severely impacted by tornadoes in the greater Nashville area. We maintain substantial property damage insurance coverage for this Global Fulfillment Center and reached a final settlement with our insurance carrier and claims adjusters as of December 31, 2020. The Company determined approximately $118 million of the inventory to be either a total loss or excess and obsolete as of December 31, 2020 and as such, was written-off with an offsetting insurance receivable recorded, which was included within other current assets in the Consolidated Balance Sheet with no net impact on cost of sales. As of December 31, 2020, we received a total of $102 million as advances from the insurance carrier with $16 million remaining as an insurance receivable. Additionally, our insurance policy also provides for business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. As of December 31, 2020, the Company has incurred $26 million of other expenses, mainly related to expedite freight, professional services and contractor charges. These costs will be fully recovered based on the final settlement with $8 million cash received during 2020 and the remaining $18 million recorded as an insurance receivable as of December 31, 2020. Final cash payment was received in early January 2021.

Boston Consulting Group On November 6, 2019, Boston Consulting Group, Inc., a former consultant for the Company, commenced a lawsuit against the Company in the United States District Court for the District of New York. The Complaint in the matter alleges the Company breached two consulting agreements and sought in excess of $80 million and other compensatory damages and equitable relief. The Company believed the allegations of money owed were grossly overstated, and the Company vigorously defended this lawsuit. In December 2020, the parties engaged in mediation directed to settlement of this matter, and in January 2021, the parties agreed to a final settlement.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of December 31, 2020 and 2019, the receivable under the Funding Agreement was approximately $54 million and $53 million, respectively, and was included in other assets in the Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable after 2021, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

CD settlement, the CD settlement provides that the Company’s contribution claims against those two parties will revive if those parties attempt to assert any claims against the Company relating to the Fox River, including any state law claims.
In the quarter ending September 30, 2017, the remediation general contractor commenced an arbitration against the LLC, in a dispute over contract interpretation. The hearing on this matter was completed in June 2019, and the parties submitted post-trial briefs in August 2019. The amounts claimed by the contractor range from approximately $46 million to approximately $53 million; the Company disputed the claims and contested them vigorously during the hearing. In November 2019, having rejected substantial portions of the claims, the arbitration panel awarded the contractor approximately $10 million. The Company’s indemnitors and co-obligors, described below, were responsible for the majority of the award, with the Company’s share being approximately 25% of the award.
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

Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of December 31, 2020 and 2019, the gross reserve for the Fox River matter was approximately $6 million and $5 million, respectively. As of December 31, 2020 and 2019, the net reserve for the Fox River matter was approximately $28 million and $16 million, respectively. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of December 31, 2020 and 2019, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

In the 2013 decision the Court did not determine NCR’s share of the overall liability. Relative shares of liability for the four companies were tried to the court in a subsequent phase of the case in December 2015. In a ruling issued on March 29, 2018, the court addressed responsibility for the costs that GP had incurred in the past, totaling to approximately $50 million (GP had sought approximately $105 million, but $55 million of those claims were removed by the court upon motions filed by the Company and other parties); NCR and GP were each assigned a 40% share of those costs, and the other two companies were assigned 15% and 5% as their allocations. The court entered a judgment in the case on June 19, 2018, in which it indicated that it would not allocate future costs, but would enter a declaratory judgment that the four companies together had responsibility for future costs, in amounts and shares to be determined. Cross-proceedings have been commenced to obtain recoveries from the other parties pursuant to the judgment; those proceedings were stayed pending the appeal referenced below.

In July 2018, the Company appealed to the United States Court of Appeals for the Sixth Circuit both the 2013 court decision, which it believes is in conflict with a decision from the Fox River trial court as to Operable Unit 1 of that site and an affirmance of that decision from the Court of Appeals for the Seventh Circuit, and the 2018 court decision, on various legal grounds. The Company filed a bond to stay any execution of the judgment pending the appeal, and its application for a stay was approved by the court and remains stayed until the Company filed its dismissal of the appeal on December 31, 2020 pursuant to a Consent Decree, noted below.

During the pendency of the Sixth Circuit stay, the Company negotiated a settlement of the Kalamazoo River matter with the USEPA and other government agencies having oversight over the river. On December 5, 2019, the Company entered into a Consent Decree, filed with the District Court on December 11, 2019, and on December 2, 2020, the District Court approved the Consent Decree, which has now resolved all litigation associated with the river clean-up, including the Sixth Circuit appeal. The Consent Decree requires the Company to pay GP its 40% share of past costs, to pay the USEPA and state agencies their past and future administrative costs, and to dismiss its Sixth Circuit appeal. The Consent Decree further requires the Company to take responsibility for the remediation of a portion, but not all, of the Kalamazoo River. The Consent Decree further provides the Company protection from other PRPs, including GP, seeking contribution for their costs associated with the clean-up anywhere on the river, thereby resolving the allocation of future costs left unresolved by the June 19, 2019 judgment.

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

As of December 31, 2020, the reserve for Kalamazoo was $164 million as compared to $81 million as of December 31, 2019; that figure is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors' and indemnitors' obligations are as previously reported, the increase in the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $140 million and the Company will continue to pursue such contribution.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of December 31, 2020, NCR had disposed of more than a third of its lower-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. Pending final government approvals, the Company expects to begin disposal of high-concentration wastes in early 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company has adjusted its existing reserve for the matter to take into account this cost estimate, and that reserve as of December 31, 2020 and 2019 is $20 million and $19 million, respectively. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through December 31, 2020, NCR has received a combined gross total of approximately $202 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, owing to considerations under applicable Michigan law. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

collectability of such amounts is probable, the amounts are recorded in the Consolidated Financial Statements. For the Fox River and Kalamazoo River sites, as described above, assets relating to the AT&T and Nokia indemnities and to the BAT obligations are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of December 31, 2020 and 2019, NCR had no material obligations related to such guarantees, and therefore its Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the years ended December 31 as follows:

In millions	2020	2019	2018
Warranty reserve liability
Beginning balance as of January 1	$21	$26	$26
Accruals for warranties issued	30	37	42
Settlements (in cash or in kind)	(33)	(42)	(42)
Ending balance as of December 31	$18	$21	$26

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

10. LEASING

The following table presents our lease balances as of December 31:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	Location in the Consolidated Balance Sheet	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$344	$391
Finance lease assets	Property, plant and equipment, net	55	38
Accumulated Amortization of Finance lease assets	Property, plant and equipment, net	(18)	(5)
Total leased assets		$381	$424
Liabilities
Current
Operating lease liabilities	Other current liabilities	$85	$91
Finance lease liabilities	Other current liabilities	15	10
Noncurrent
Operating lease liabilities	Operating lease liabilities	325	369
Finance lease liabilities	Other liabilities	23	25
Total lease liabilities		$448	$495

The following table presents our lease costs for operating and finance leases:

In millions	For the year ended December 31, 2020	For the year ended December 31, 2019
Operating lease cost	$125	$137
Finance lease cost
Amortization of leased assets	13	5
Interest on lease liabilities	1	1
Short-Term lease cost	5	5
Variable lease cost	27	30
Total lease cost	$171	$178

Total rental expense for operating leases was $148 million in 2018.

The following table presents the supplemental cash flow information:

In millions	For the year ended December 31, 2020	For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$128	$141
Operating cash flows from finance leases	$2	$1
Financing cash flows from finance leases	$13	$4
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$31	$45
Finance Leases	$15	$33

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2020:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	Operating Leases	Finance Leases
2021	$108	$16
2022	77	15
2023	51	8
2024	42	1
2025	35	—
Thereafter	240	—
Total lease payments	553	40
Less: Amount representing interest	(143)	(2)
Present value of lease liabilities	$410	$38

As of December 31, 2020, we have additional operating leases of $74 million, primarily for a real estate lease in Europe, that have not yet commenced. This operating lease is expected to commence in 2021 with a lease term of 10 years.

The following table presents the weighted average remaining lease term and interest rates:

	December 31, 2020	December 31, 2019
Weighted average lease term:
Operating leases	8.7 years	8.9 years
Finance leases	2.7 years	3.4 years
Weighted average interest rates:
Operating leases	6.45%	6.42%
Finance leases	4.59%	3.72%

.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

11. SERIES A PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. (collectively, Blackstone) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024. During the years ended December 31, 2020, 2019 and 2018, the Company paid dividends-in-kind of $10 million, $43 million, and $46 million, respectively, associated with the Series A Convertible Preferred Stock. There were cash dividends of $9 million declared during the year ended December 31, 2020 and there were no cash dividends during the years ended December 31, 2019 and 2018.

In 2017, in connection with the early release of the lock-up included in the Investment Agreement, Blackstone offered for sale 342,000 shares of Series A Convertible Preferred Stock in an underwritten public offering. In addition, Blackstone converted 90,000 shares of Series A Convertible Preferred Stock into shares of our common stock and we repurchased those shares of common stock for $48.47 per share. The underwritten offering and the stock repurchase were consummated on March 17, 2017.

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

On October 6, 2020, NCR entered into a definitive agreement to repurchase 67,000 shares of Series A Convertible Preferred Stock from two affiliated shareholders for a total cash consideration of $72 million. The transaction closed on October 7, 2020. On October 12, 2020, NCR entered into a definitive agreement to repurchase 65,365 shares of Series A Convertible Preferred Stock owned by two affiliated shareholders for a total cash consideration of $72 million. The transaction closed on October 13, 2020. The excess of the fair value of consideration transferred over the carrying value was approximately $12 million, and has been included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share.

Dividend Rights The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Convertible Preferred Stock has a liquidation preference of $1,000 per share. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, which was payable quarterly in arrears and payable in-kind for the first sixteen dividend payments, after which, beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full.

Conversion Features The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share and a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of December 31, 2020 and 2019, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million and 13.3 million shares, respectively. The conversion rate is subject to the following customary anti-dilution and other adjustments:

•the issuance of common stock as a dividend or the subdivision, combination, or reclassification of common stock into a greater or lesser number of shares of common stock;

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

•the dividend, distribution or other issuance of rights, options or warrants to holders of Common Stock entitling them to subscribe for or purchase shares of common stock at a price per share that is less than the volume-weighted average price per share of common stock;
•the completion of a tender offer or exchange offer of shares of common stock at a premium to the volume-weighted average price per share of common stock and certain other above-market purchases of common stock;
•the issuance of a dividend or similar distribution in-kind, which can include shares of any class of capital stock, evidences of the Company's indebtedness, assets or other property or securities, to holders of common stock;
•a transaction in which a subsidiary of the Company ceases to be a subsidiary of the Company as a result of the distribution of the equity interests of the subsidiary to the holders of the Company’s common stock; and
•the payment of a cash dividend to the holders of common stock.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of December 31, 2020, the balance in AOCI related to foreign exchange derivative transactions was zero. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	December 31, 2020
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$—			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$150	$—	Other current liabilities	$425	$1
Total derivatives not designated as hedging instruments			$—			$1
Total derivatives			$—			$1

	Fair Values of Derivative Instruments
	December 31, 2019
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$55	$1	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$1			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$71	$1	Other current liabilities	$264	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$2			$1

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The effects of derivative instruments on the Consolidated Statement of Operations for the years ended December 31 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018	Location of (Gain) Loss Reclassified from AOCI into the Consolidated Statement of Operations (Effective Portion)	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Foreign exchange contracts	$(8)	$6	$11	Cost of products	$7	$(8)	$(7)

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	For the year ended December 31, 2020	For the year ended December 31, 2019	For the year ended December 31, 2018
Foreign exchange contracts	Other income (expense), net	$22	$(8)	$(9)
Refer to Note 13, “Fair Value of Assets and Liabilities” for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2020 and 2019, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2020 and 2019 are set forth as follows:

		December 31, 2020				December 31, 2019
		Fair Value Measurements Using				Fair Value Measurements Using
In millions	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$22	$22	$—	$—	$15	$15	$—	$—
Foreign Investments (2)	2	—	2	—	—	—	—	—
Foreign exchange contracts (2)	—	—	—	—	2	—	2	—
Total	$24	$22	$2	$—	$17	$15	$2	$—
Liabilities:
Foreign exchange contracts (3)	1	—	1	—	1	—	1	—
Total	$1	$—	$1	$—	$1	$—	$1	$—

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

Foreign Investments As a result of our acquisition of Origami, as noted within Note 3, "Business Combinations and Divestitures", we acquired investments held in Brazil. The investments include an investment fund similar to a mutual fund as well as certificates of deposit. The investments are valued using observable, either directly or indirectly, inputs for substantially the full term of the assets and are classified within Level 2 of the valuation hierarchy.

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

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired. Additionally, NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. NCR carries equity investments in privately-held companies at cost or at fair value when NCR recognizes an other-than-temporary impairment charge. In the year ended December 31, 2020 we recorded an other-than-temporary impairment charge of $7 million in other income (expense), net within the Consolidated Statement of Operations related to the write-off of an equity method investment. No material impairment charges or non-recurring fair value adjustments were recorded during the year ended December 31, 2019. In the year ended December 31, 2018, we recorded $227 million, which included $146 million impairment of goodwill under our

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

previous segment structure, which was assigned to the Hardware reporting unit and $37 million impairment charge related to long-lived assets held and used in our Hardware operations.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income (AOCI) by Component

The changes in AOCI for the years ended December 31 are as follows:

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2017	$(183)	$(15)	$(1)	$(199)
Impact of adoption of new accounting standard	—	1	—	1
Other comprehensive (loss) income before reclassifications	(51)	6	11	(34)
Amounts reclassified from AOCI	—	(6)	(8)	(14)
Net current period other comprehensive (loss) income	(51)	—	3	(48)
Balance at December 31, 2018	$(234)	$(14)	$2	$(246)
Other comprehensive (loss) income before reclassifications	(26)	10	5	(11)
Amounts reclassified from AOCI	—	(6)	(6)	(12)
Net current period other comprehensive (loss) income	(26)	4	(1)	(23)
Balance at December 31, 2019	$(260)	$(10)	$1	$(269)
Other comprehensive (loss) income before reclassifications	15	(11)	(7)	(3)
Amounts reclassified from AOCI	—	(5)	6	1
Net current period other comprehensive (loss) income	15	(16)	(1)	(2)
Balance at December 31, 2020	$(245)	$(26)	$—	$(271)

Reclassifications Out of AOCI

The reclassifications out of AOCI for the years ended December 31 are as follows:

	For the year ended December 31, 2020
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$7	$7
Cost of services	(2)	(2)	—	(4)
Selling, general and administrative expenses	(1)	(2)	—	(3)
Research and development expenses	—	—	—	—
Total before tax	$(3)	$(4)	$7	$—
Tax expense				1
Total reclassifications, net of tax				$1

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

15. REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

However, the Company has revised it's previously issued financial statements to correct these errors within the Consolidated Statements of Cash Flows. The revision for the Consolidated Statement of Cash Flows for the year ended December 31, 2019 is reflected within the accompanying Consolidated Financial Statements.

The changes reflected in our Consolidated Statement of Cash Flows for the year ended December 31, 2019 are reflected in the tables below:

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

Consistent with the revision to the Consolidated Statement of Cash Flows described above, the Company has revised the reconciliation of cash, cash equivalents and restricted cash included in the Consolidated Statement of Cash Flows for all periods that include a revision. The appropriate changes are reflected in our Consolidated Statement of Cash Flows for the year ended December 31, 2019, and the corrections, as reflected in the table below to include funds held for clients and cash included in settlement processing assets within cash, cash equivalents and restricted cash.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	December 31, 2019
Reconciliation of cash, cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows
Cash and cash equivalents	$509
Restricted cash included in other assets	7
Funds held for clients included in other current assets	32
Cash included in settlement processing assets included in other current assets	15
Total cash, cash equivalents and restricted cash	$563

16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (expense), net are summarized as follows for the years ended December 31:

In millions	2020	2019	2018
Other income (expense), net
Interest income	$8	$5	$5
Foreign currency fluctuations and foreign exchange contracts	(14)	(23)	(26)
Employee benefit plans	(31)	(82)	45
Bank-related fees	(5)	(7)	(8)
Gain on equity liquidations	—	37	—
Impairment of equity investment	(7)	—	—
Bargain purchase gain on acquisition	7	—	—
Other, net	—	(3)	—
Total other income (expense), net	$(42)	$(73)	$16
The components of accounts receivable are summarized as follows:

In millions	December 31, 2020	December 31, 2019
Accounts receivable
Trade	$1,120	$1,482
Other	48	52
Accounts receivable, gross	1,168	1,534
Less: allowance for credit losses	(51)	(44)
Total accounts receivable, net	$1,117	$1,490
The components of inventory are summarized as follows:

In millions	December 31, 2020	December 31, 2019
Inventories
Work in process and raw materials	$133	$204
Finished goods	135	184
Service parts	333	396
Total inventories	$601	$784

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The components of property, plant and equipment are summarized as follows:

In millions	December 31, 2020	December 31, 2019
Property, plant and equipment
Land and improvements	$2	$5
Buildings and improvements	279	274
Machinery and other equipment	713	715
Finance lease assets	55	38
Property, plant and equipment, gross	1,049	1,032
Less: accumulated depreciation	(676)	(619)
Total property, plant and equipment, net	$373	$413

17. QUARTERLY INFORMATION (UNAUDITED)

In millions, except per share amounts	First	Second	Third	Fourth
2020
Total revenue	$1,503	$1,484	$1,589	$1,631
Gross margin	$397	$372	$427	$328
Income from operations	$77	$89	$118	$(63)
Income (loss) from continuing operations (attributable to NCR)	$23	$64	$31	$(125)
Income (loss) from discontinued operations, net of tax	$—	$—	$—	$(72)
Net (loss) income attributable to NCR common stockholders	$17	$57	$25	$(209)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.13	$0.45	$0.19	$(1.06)
Diluted	$0.13	$0.44	$0.19	$(1.06)
Net (loss) income per common share
Basic	$0.13	$0.45	$0.19	$(1.62)
Diluted	$0.13	$0.44	$0.19	$(1.62)

2019
Total revenue	$1,536	$1,710	$1,783	$1,886
Gross margin	$411	$471	$507	$532
Income (loss) from operations	$100	$157	$172	$182
Income (loss) from continuing operations (attributable to NCR)	$37	$88	$105	$384
Income (loss) from discontinued operations, net of tax	$—	$—	$(15)	$(35)
Net income (loss) attributable to NCR common stockholders	$24	$76	$11	$343
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.20	$0.63	$0.21	$2.96
Diluted	$0.20	$0.58	$0.21	$2.67
Net income (loss) per common share
Basic	$0.20	$0.63	$0.09	$2.69
Diluted	$0.20	$0.58	$0.09	$2.43

Operating income for the quarter ended December 31, 2020 was impacted by the following items:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

•Actuarial losses related to the remeasurement of our pension plan assets and liabilities. The actuarial losses included in pension expense recognized in the quarter ended December 31, 2020 decreased net loss attributable to NCR by $29 million, basic earnings per share from continuing operations by $0.22, and diluted earnings per share from continuing operations by $0.22.
•Environmental matters - In the quarter ended December 31, 2020, the loss from discontinued operations was $72 million, net of tax, primarily related to updates in estimates and assumptions for the Fox River and the Kalamazoo River environmental matters. The loss from discontinued operations decreased basic earnings per share by $0.56, and diluted earnings per share by $0.56.
•Cost actions on transformation and strategic initiatives In the quarter ended December 31, 2020, the Company recorded charges related to the cost actions on transformation and strategic initiatives which included (i) inventory related charges to write-down inventory to the lower of cost or net realizable value; (ii) the write-off of internal and external use software capitalization projects that are no longer considered strategic and as a result, the projects have been abandoned; (iii) accruals for settlements of certain legacy matters and (iv) severance amounts that were determined to be probable and reasonably estimable in accordance with ASC 712 Employers' Accounting for Postemployment Benefits. The charges increased net loss attributable to NCR by $165 million, basic earnings per share from continuing operations by $1.28, and diluted earnings per share from continuing operations by $1.28.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we determined that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 as stated in their report which appears in Item 8 of this Report.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Election of Directors,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” in the Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2020 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth under the headings “Executive Compensation - Compensation Discussion & Analysis,” “Compensation and Human Resource Committee,” “Director Compensation,” and “Board and Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2020 year, and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information Table” in the Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2020 year, and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2020 year, and is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2020 year, and is incorporated herein by reference.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements: The following is an index of the consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm filed as part of this Form 10-K:

(2) Financial Statement Schedule: Financial Statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019, and 2018 is included in this Form 10-K on page 127. All other schedules are not required under the related instructions or are not applicable.

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

2.2
Acquisition Agreement, dated as of January 25, 2021, among Cardtronics plc, NCR Corporation and Cardtronics USA, Inc. (Exhibit 2.1 to the Current Report on Form 8-K of NCR Corporation dated January 25, 2021).

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

4.3	Indenture, dated as of August 21, 2019, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.3 to the August 21, 2019 Form 8-K).

4.4
Indenture relating to the Notes, dated April 13, 2020, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1 to Current Report on Form 8-K of NCR Corporation dated April 13, 2020).

4.5
Indenture, dated as of August 20, 2020, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1 to Current Report on Form 8-K of NCR Corporation dated August 20, 2020 (the “August 20, 2020 Form 8-K”)).

4.6	Indenture, dated as of August 20, 2020, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.3 to the August 20, 2020 Form 8-K).

4.7	Description of NCR Corporation Securities Registered Under Section 12 of the Exchange Act.

10.1	NCR Corporation 2011 Amended and Restated Stock Incentive Plan (formerly the NCR 2006 Stock Incentive Plan, as amended and restated effective as of December 31, 2008) (the “2011 Stock Incentive Plan”) (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.1.1	Form of 2011 Stock Option Agreement under the 2011 Stock Incentive Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). *

10.2	Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008 (Exhibit 10.24.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 Annual Report")). *

10.2.1	First Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.6 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011). *

10.2.2	Second Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.11.2 to the 2017 Annual Report). *

10.3	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated July 27, 2005). *

10.3.1	Letter Agreement, dated July 26, 2006, with William Nuti (Exhibit 10.4 to the Current Report on Form 8-K of NCR Corporation dated July 25, 2006). *

10.3.2	Second Amendment, effective as of December 12, 2008, to Letter Agreement with William Nuti dated July 29, 2005, as amended July 26, 2006 (Exhibit 10.30.2 to the 2008 Annual Report). *

10.3.3	Letter Agreement, dated March 11, 2015, between NCR Corporation and William Nuti (Exhibit 10.5 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015). *

10.4
NCR Corporation 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2013 Annual Meeting of Stockholders).*

10.5	Agreement between NCR and the Trustees of the NCR Pension Plan (UK), dated November 14, 2013 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 14, 2013).

10.6	Receivables Financing Agreement, dated as of November 21, 2014, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Victory Receivables Corporation and the other lender parties from time to time party thereto (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 21, 2014 (the “November 21, 2014 Form 8-K”)).

10.6.1	First Amendment to Receivables Financing Agreement, dated as of November 21, 2016, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Victory Receivables Corporation and the other lender parties from time to time party thereto (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 23, 2016).

10.6.2	Second Amendment to Receivables Financing Agreement, dated as of September 29, 2017, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, and Victory Receivables Corporation, as lenders (Exhibit 10.19.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2018).

10.6.3	Third Amendment to Receivables Financing Agreement, dated as of November 15, 2018, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo Mitsubishi UFJ, Ltd., New York Branch) and Victory Receivables Corporation, as lenders (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 20, 2018).

10.6.4	Fourth Amendment to Receivables Financing Agreement, dated as of April 22, 2019, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo Mitsubishi UFJ, Ltd., New York Branch) and Victory Receivables Corporation, as lenders (Exhibit 10.2 to the Second Quarter 2019 Quarterly Report).

10.6.5	Fifth Amendment to Receivables Financing Agreement, dated as of November 21, 2019, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo Mitsubishi UFJ, Ltd., New York Branch) and Victory Receivables Corporation, as lenders (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 21, 2019).

10.6.6	Sixth Amendment to Receivables Financing Agreement, dated as of March 31, 2020, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo Mitsubishi UFJ, Ltd., New York Branch) and Victory Receivables Corporation, as lenders (Exhibit 10.9 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2020 (the “First Quarter 2020 Quarterly Report”)).

10.6.7
Seventh Amendment to Receivables Financing Agreement, dated as of November 30, 2020, by and among NCR Receivables LLC, as borrower, NCR Corporation, as servicer, PNC Bank, National Association, as administrative agent, PNC Bank, National Association, MUFG Bank, Ltd. (f/k/a The Bank of Tokyo Mitsubishi UFJ, Ltd., New York Branch) and Victory Receivables Corporation, as lenders, and PNC CAPITAL MARKETS LLC, as Structuring Agent.

10.7	Purchase and Sale Agreement, dated as of November 21, 2014, among NCR Receivables LLC, as buyer, and NCR Corporation and the other originator parties from time to time party thereto (Exhibit 10.2 to the November 21, 2014 Form 8-K).

10.8
Amended and Restated NCR Executive Severance Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Second Quarter 2015 Quarterly Report")). *

10.8.1	First Amendment to the Amended and Restated NCR Executive Severance Plan (Exhibit 10.21.1 to the 2017 Annual Report). *

10.9	NCR Director Compensation Program effective April 23, 2013, as amended effective February 24, 2014 (the “2013 NCR Director Compensation Program”) (Exhibit 10.42 to the 2014 Annual Report). *

10.9.1	2014 Director Restricted Stock Unit Grant Statement under the 2013 NCR Director Compensation Program (Exhibit 10.42.1 to the 2014 Annual Report). *

10.9.2	2015 Director Restricted Stock Unit Grant Statement under the 2013 NCR Director Compensation Program (Exhibit 10.3 to the Second Quarter 2015 Quarterly Report). *

10.9.3	2016 Director Restricted Stock Unit Grant Statement under the 2013 NCR Director Compensation Program (Exhibit 10.2 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2016 (the “Second Quarter 2016 Quarterly Report”)). *

10.10	NCR Employee Stock Purchase Plan, as amended and restated effective January 1, 2017 (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2016 Annual Meeting of Stockholders).*

10.11
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

10.11.1
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

10.11.2
Annex A to Credit Agreement dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, among NCR Corporation, the Foreign Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (Exhibit 10.1 to the Second Quarter 2016 Quarterly Report).

10.11.3
Reaffirmation Agreement, dated as of August 28, 2019, among NCR Corporation, NCR International, Inc., the foreign subsidiaries of NCR Corporation party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 4.2 to the August 29, 2019 Form 8-K).

10.11.4
First Amendment, dated as of October 7, 2019, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011 as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, and as further amended and restated as of August 28, 2019 (Exhibit 10.8 to the First Quarter 2020 Quarterly Report).

10.11.5
Second Amendment, dated as of April 7, 2020, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011 as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, as further amended and restated as of August 28, 2019, and as further amended October 7, 2019 (Exhibit 10.3 to the to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2020 (the “Second Quarter 2020 Quarterly Report”)).

10.11.6
Waiver, dated as of January 14, 2021, to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016 and as further amended and restated as of August 28, 2019, among NCR Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.11.7
Third Amendment, dated as of January 22, 2021, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, as further amended and restated as of August 28, 2019, as further amended October 7, 2019, and as further amended April 7, 2020.

10.11.8
Fourth Amendment, dated as of February 4, 2021, by and among NCR Corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, as further amended and restated as of August 28, 2019, as further amended October 7, 2019, as further amended April 7, 2020, and as further amended January 22, 2021.

10.11.9
Incremental Revolving Facility Agreement, dated as of February 16, 2021, among NCR Corporation, the Foreign Borrowers party thereto, the Subsidiary Loan Parties thereto, the Incremental Revolving Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, and as further amended and restated as of August 28, 2019, as further amended October 7, 2019, as further amended April 7, 2020, as further amended January 22, 2021, and as further amended February 4, 2021.

10.11.10
Incremental Term Loan A Facility Agreement, dated as of February 16, 2021, among NCR Corporation, the other Loan Parties thereto, the Tranche 1 Incremental Term A-2021 Lenders thereto, the Tranche 2 Incremental Term A-2021 Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, and as further amended and restated as of August 28, 2019, as further amended October 7, 2019, as further amended April 7, 2020, as further amended January 22, 2021, and as further amended February 4, 2021.

10.12
Second Amended and Restated NCR Management Incentive Plan (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”). *

10.13	NCR Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) (Appendix B to the 2017 Proxy Statement). *

10.13.1
Form of 2017 Performance-Based Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.3 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2017 (the "First Quarter 2017 Quarterly Report)). *

10.13.2	Form of 2017 Performance-Vesting Restricted Stock Unit Award Agreement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.4 to the First Quarter 2017 Quarterly Report). *

10.13.3
Form of 2017 Director Restricted Stock Unit Grant Statement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2017 (the “Second Quarter 2017 Quarterly Report”)). *

10.13.4
Form of 2018 Director Restricted Stock Unit Grant Statement under the 2017 Stock Incentive Plan (Exhibit 10.3 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2018 (the "Second Quarter 2018 Quarterly Report")). *

10.13.5
Form of 2018 Stock Option Award Agreement under the NCR Corporation 2017 Stock Incentive Plan (the "2017 Stock Incentive Plan") (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2018). *

10.13.6
Form of 2018 Time-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.2 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2018). *

10.13.7
Form of 2018 Performance-Vesting Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.3 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2018).*

10.13.8
Form of 2018 Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.4 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2018).*

10.13.9	Form of 2019 Director Restricted Stock Unit Grant Statement under the NCR Corporation 2017 Stock Incentive Plan (Exhibit 10.1 to the Second Quarter 2019 Quarterly Report). *

10.13.10
Form of 2019 Stock Option Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2019 (the “First Quarter 2019 Quarterly Report”)). *

10.13.11	Form of 2019 Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2019 Quarterly Report). *

10.13.12	Form of 2020 Premium-Priced Option Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.1 to the First Quarter 2020 Quarterly Report). *

10.13.13	Form of 2020 Premium-Priced Option Award Agreement under the 2017 Stock Incentive Plan (Executive Chairman; President and Chief Executive Officer) (Exhibit 10.2 to the First Quarter 2020 Quarterly Report). *

10.13.14	Form of 2020 Senior Executive Team Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2020 Quarterly Report). *

10.13.15
Form of 2020 Senior Executive Team Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Executive Chairman; President and Chief Executive Officer) (Exhibit 10.4 to the First Quarter 2020 Quarterly Report). *

10.13.16	Form of 2020 Key Employee Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2020 Quarterly Report). *

10.13.17	Form of 2020 Time-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.6 to the First Quarter 2020 Quarterly Report). *

10.13.18	Form of 2020 Director Restricted Stock Unit Grant Statement under the 2017 Stock Incentive Plan (Exhibit 10.1 to the Second Quarter 2020 Quarterly Report). *

10.13.19	Form of Senior Executive Team Performance Share Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan. *

10.13.20	First Amendment to the 2017 Stock Incentive Plan (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2020 Annual Meeting of Stockholders). *

10.14	NCR Director Compensation Program effective May 1, 2017 (Exhibit 10.1 to the Second Quarter 2017 Quarterly Report). *

10.15	Master Manufacturing Agreement, dated April 23, 2018, by and between Jabil Inc. and NCR Corporation (Exhibit 10.1 to the Second Quarter 2018 Quarterly Report).

10.16	Master Hardware Supply Agreement, dated June 28, 2018, between Universal Global Scientific Industrial Co., Ltd. and NCR Corporation (Exhibit 10.2 to the Second Quarter 2018 Quarterly Report).

10.17	Employment Agreement, dated April 27, 2018, between Michael Hayford and NCR Corporation (Exhibit 10.4 to the Second Quarter 2018 Quarterly Report). *

10.18	Employment Agreement, dated April 27, 2018, between Frank Martire and NCR Corporation (Exhibit 10.5 to the Second Quarter 2018 Quarterly Report). *

10.19	Letter Agreement, dated April 30, 2018 between William R. Nuti and NCR Corporation (Exhibit 10.6 to the Second Quarter 2018 Quarterly Report). *

10.20	Letter Agreement, dated May 2, 2018, between Paul E. Langenbahn and NCR Corporation (Exhibit 10.7 to the Second Quarter 2018 Quarterly Report). *

10.21	Letter Agreement, dated March 19, 2018, between Mark D. Benjamin and NCR Corporation (Exhibit 10.8 to the Second Quarter 2018 Quarterly Report). *

10.22
Employment Agreement, dated July 18, 2018, between Owen Sullivan and NCR Corporation (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2018 (the "Third Quarter 2018 Quarterly Report")). *

10.23	Amendment, effective as of July 26, 2018, to Employment Agreement, dated May 2, 2018, between Paul Langenbahn and NCR Corporation (Exhibit 10.2 to the Third Quarter 2018 Quarterly Report). *

10.24	Employment Agreement, dated August 27, 2018, between Andre J. Fernandez and NCR Corporation (Exhibit 10.3 to the Third Quarter 2018 Quarterly Report). *

10.25	Retirement Agreement, dated March 11, 2019, between Robert P. Fishman and NCR Corporation (Exhibit 10.4 to the First Quarter 2019 Quarterly Report). *

10.26
Stock Repurchase and Conversion Agreement, dated as of September 18, 2019, by and between NCR Corporation, BCP VI SBS ESC Holdco L.P., Blackstone NCR Holdco L.P., BTO NCR Holdings - ESC L.P., and BTO NCR Holdings L.P. (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated September 19, 2019).

10.27	Separation Agreement, dated December 18, 2019, between Paul E. Langenbahn and NCR Corporation (Exhibit 10.7 to the First Quarter 2020 Quarterly Report). *

10.28	Employment Agreement, dated June 15, 2020, between Timothy Oliver and NCR Corporation (Exhibit 10.4 to the Second Quarter 2020 Quarterly Report). *

10.29
Separation Agreement, dated July 8, 2020, between Andre J. Fernandez and NCR Corporation (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2020). *

10.30	NCR Corporation Deferred Compensation Plan. *

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statements of operations for the fiscal years ended December 31, 2020, 2019 and 2018; (ii) consolidated statements of comprehensive income for the fiscal years ended December 31, 2020, 2019 and 2018; (iii) consolidated balance sheets as of December 31, 2020 and 2019; (iv) consolidated statements of cash flows for the fiscal year ended December 31, 2020, 2019 and 2018; (v) consolidated statements of changes in stockholders’ equity for fiscal years ended December 31, 2020, 2019 and 2018; and (vi) the notes to the consolidated financial statements.

104	Cover Page Interactive Data File, formatted in inline XBRL and contained in Exhibit 101.

* Management contracts or compensatory plans/arrangements.

Item 16.     FORM 10-K SUMMARY

None.
NCR Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2020
Allowance for doubtful accounts	$44	$33	$—	$26	$51
Deferred tax asset valuation allowance	$352	$26	$10	$47	$341

Year Ended December 31, 2019
Allowance for doubtful accounts	$31	$24	$—	$11	$44
Deferred tax asset valuation allowance	$485	$23	$—	$156	$352

Year Ended December 31, 2018
Allowance for doubtful accounts	$37	$14	$—	$20	$31
Deferred tax asset valuation allowance	$415	$100	$—	$30	$485

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	February 26, 2021	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ Frank R. Martire	Executive Chairman
Frank R. Martire

	/s/ Michael D. Hayford	President and Chief Executive Officer, and Director
	Michael D. Hayford	(Principal Executive Officer)

	/s/ Timothy C. Oliver	Executive Vice President and Chief Financial Officer
	Timothy C. Oliver	(Principal Financial Officer)

	/s/ Beth A. Potter	Chief Accounting Officer
	Beth A. Potter	(Principal Accounting Officer)

	/s/ Mark W. Begor	Director
Mark W. Begor

Director
Gregory Blank

	/s/ Catherine L. Burke	Director
Catherine L. Burke

Director
Chinh E. Chu

	/s/ Deborah A. Farrington	Director
Deborah A. Farrington

	/s/ Georgette D. Kiser	Director
Georgette D. Kiser

	/s/ Kirk T. Larsen	Director
Kirk T. Larsen

	/s/ Matthew A. Thompson	Director
Matthew A. Thompson

Date:	February 26, 2021