Form 10-Q
period 2021-03-31
NCR CORP
filed 2021-04-30
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of April 16, 2021, there were approximately 130.9 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2021	2020
Product revenue	$482	$474
Service revenue	1,062	1,029
Total revenue	1,544	1,503
Cost of products	408	391
Cost of services	722	715
Selling, general and administrative expenses	238	255
Research and development expenses	66	65
Total operating expenses	1,434	1,426
Income (loss) from operations	110	77
Interest expense	(45)	(50)
Other expense, net	(17)	(2)
Income (loss) from continuing operations before income taxes	48	25
Income tax expense (benefit)	17	1
Income (loss) from continuing operations	31	24
Loss from discontinued operations, net of tax	—	—
Net income (loss)	31	24
Net income (loss) attributable to noncontrolling interests	1	1
Net income (loss) attributable to NCR	$30	$23
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$30	$23
Dividends on convertible preferred stock	(4)	(6)
Income (loss) from continuing operations attributable to NCR common stockholders	26	17
Loss from discontinued operations, net of tax	—	—
Net income (loss) attributable to NCR common stockholders	$26	$17
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.20	$0.13
Diluted	$0.19	$0.13
Net income (loss) per common share
Basic	$0.20	$0.13
Diluted	$0.19	$0.13
Weighted average common shares outstanding
Basic	130.0	128.0
Diluted	134.7	130.5
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2021	2020
Net income (loss)	$31	$24
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (losses)	(7)	(61)
Derivatives
Unrealized gains (losses) on derivatives	—	3
Losses (gains) on derivatives recognized during the period	—	(1)
Less income tax	—	(1)
Employee benefit plans
Amortization of prior service benefit	(1)	(1)
Amortization of actuarial losses (gains)	—	(1)
Less income tax	—	1
Other comprehensive income (loss)	(8)	(61)
Total comprehensive income (loss)	23	(37)
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	1	1
Currency translation losses	—	(1)
Amounts attributable to noncontrolling interests	1	—
Comprehensive income (loss) attributable to NCR	$22	$(37)
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$319	$338
Accounts receivable, net of allowances of $39 and $51 as of March 31, 2021 and December 31, 2020, respectively	1,212	1,117
Inventories	634	601
Other current assets	447	422
Total current assets	2,612	2,478
Property, plant and equipment, net	364	373
Goodwill	2,924	2,837
Intangibles, net	565	532
Operating lease assets	396	344
Prepaid pension cost	202	199
Deferred income taxes	946	965
Other assets	693	686
Total assets	$8,702	$8,414
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$52	$8
Accounts payable	707	632
Payroll and benefits liabilities	227	268
Contract liabilities	594	507
Other current liabilities	638	673
Total current liabilities	2,218	2,088
Long-term debt	3,349	3,270
Pension and indemnity plan liabilities	839	851
Postretirement and postemployment benefits liabilities	117	120
Income tax accruals	101	102
Operating lease liabilities	377	325
Other liabilities	328	334
Total liabilities	7,329	7,090
Commitments and Contingencies (Note 9)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; redemption amount and liquidation preference of $276 as of March 31, 2021 and December 31, 2020, respectively	273	273
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 130.6 and 129.1 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Paid-in capital	398	368
Retained earnings	976	950
Accumulated other comprehensive loss	(279)	(271)
Total NCR stockholders’ equity	1,096	1,048
Noncontrolling interests in subsidiaries	4	3
Total stockholders’ equity	1,100	1,051
Total liabilities and stockholders’ equity	$8,702	$8,414
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2021	2020
Operating activities
Net income (loss)	$31	$24
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	87
Stock-based compensation expense	44	25
Deferred income taxes	7	5
Impairment of other assets	—	1
Gain on sale of property, plant and equipment	—	(2)
Changes in assets and liabilities:
Receivables	(91)	137
Inventories	(17)	(48)
Current payables and accrued expenses	34	(183)
Contract liabilities	74	108
Employee benefit plans	(10)	(3)
Other assets and liabilities	(9)	(97)
Net cash provided by operating activities	155	54
Investing activities
Expenditures for property, plant and equipment	(10)	(10)
Proceeds from sale of property, plant and equipment	—	7
Additions to capitalized software	(51)	(69)
Business acquisitions, net	(157)	(26)
Purchases of investments	(5)	—
Proceeds from sales of investments	5	—
Net cash used in investing activities	(218)	(98)
Financing activities
Short term borrowings, net	—	3
Payments on term credit facilities	(8)	(2)
Payments on revolving credit facilities	(318)	(573)
Borrowings on revolving credit facilities	448	1,397
Debt issuance costs	(1)	(1)
Cash dividend payments related to Series A Convertible Preferred Stock	(4)	(6)
Repurchases of Common Stock	—	(41)
Proceeds from employee stock plans	8	3
Tax withholding payments on behalf of employees	(22)	(24)
Net change in client funds obligations	—	12
Principal payments for finance lease obligations	(4)	(3)
Other financing activities	(1)	—
Net cash provided by (used in) financing activities	$98	$765
Cash flows from discontinued operations
Net cash provided by (used in) operating activities	(44)	3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(14)
Increase (decrease) in cash, cash equivalents, and restricted cash	(15)	710
Cash, cash equivalents and restricted cash at beginning of period	406	563
Cash, cash equivalents and restricted cash at end of period	$391	$1,273
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2020	129	$1	$368	$950	$(271)	$3	$1,051
Comprehensive income:
Net income	—	—	—	30	—	1	31
Other comprehensive income (loss)	—	—	—	—	(8)	—	(8)
Total comprehensive income (loss)	—	—	—	30	(8)	1	23
Employee stock purchase and stock compensation plans	2	—	30	—	—	—	30
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2021	131	$1	$398	$976	$(279)	$4	$1,100
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited) - (Continued)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2019	127	$1	$312	$1,060	$(269)	$3	$1,107
Comprehensive income:
Net income	—	—	—	23	—	1	24
Other comprehensive income	—	—	—	—	(60)	(1)	(61)
Total comprehensive income	—	—	—	23	(60)	—	(37)
Employee stock purchase and stock compensation plans	2	—	4	—	—	—	4
Series A convertible preferred stock dividends	—	—	—	(6)	—	—	(6)
Repurchase of Common Stock	(2)	—	(41)	—	—	—	(41)
March 31, 2020	127	$1	$275	$1,077	$(329)	$3	$1,027
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (NCR, the Company, we or us) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2020 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2020.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported.

Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing novel coronavirus (COVID-19) pandemic. The severity, magnitude and duration of the COVID-19 pandemic, and the resulting economic consequences, are uncertain, rapidly changing and difficult to predict with certainty. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects of COVID-19.

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

Cash, Cash Equivalents, and Restricted Cash All short-term, highly liquid investments having original maturities of three months or less, including time deposits, are considered to be cash equivalents. The Company has restricted cash on deposit with a bank as collateral for letters of credit, funds held for clients as well as cash included in settlement processing assets. Refer to Note 16, Revisions of Previously Issued Financial Statements, for disclosure related to the revision to include funds held for clients and cash included in settlement processing assets within cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.

The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	March 31
	2021	2020 As Revised
Reconciliation of cash, cash equivalents and restricted cash as shown in the Condensed Consolidated Statements of Cash Flows
Cash and cash equivalents	$319	$1,214
Restricted cash included in other assets	8	7
Funds held for clients included in other current assets	44	44
Cash included in settlement processing assets included in other current assets	20	8
Total cash, cash equivalents and restricted cash	$391	$1,273

Contract Assets and Liabilities The following table presents the net contract asset and contract liability balances as of March 31, 2021 and December 31, 2020.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2021	December 31, 2020
Current portion of contract liabilities	Contract liabilities	$594	$507
Non-current portion of contract liabilities	Other liabilities	$76	$80

During the three months ended March 31, 2021, the Company recognized $255 million in revenue that was included in contract liabilities as of December 31, 2020.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.8 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

2. BUSINESS COMBINATIONS

Acquisition of Freshop, Terafina, & Dumac

In the first quarter of 2021, NCR completed acquisitions for total cash considerations of $126 million, as outlined below:

•On January 6, 2021, NCR completed its acquisition of Freshop E-Commerce Solution, Inc. ("Freshop"), a leading provider of grocery e-commerce. The Freshop acquisition further expands NCR’s software and services-led offerings to our retail platform and creates more value for our customers and new capabilities for NCR to run the store. As a result of the acquisition, Freshop became a wholly owned subsidiary of NCR.

•On February 5, 2021, NCR completed its acquisition of Terafina, Inc. ("Terafina"), a leading solution provider for customer account opening and onboarding across digital, branch and call center channels. The Terafina acquisition further expands NCR sales and marketing capabilities in its industry-leading Digital First Banking platform to drive revenue growth across consumer and business market segments. As a result of the acquisition, Terafina became a wholly owned subsidiary of NCR.

•On March 22, 2021 NCR completed its acquisition of certain assets and liabilities of Dumac Business Systems Inc. ("Dumac"), a leading POS solution provider for the quick service, table service, and convenient store markets. The Dumac asset acquisition further expands NCR's software and services-led offerings, creating more value for our customers and driving revenue growth across the Hospitality segment.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the respective acquisitions as set forth below. The allocation of the purchase prices are provisional as of March 31, 2021 and may be subject to future adjustments as the Company obtains additional information to finalize the accounting for the business combinations. The allocation of the purchase prices is as follows:

In millions	Fair Value
Cash acquired	$2
Tangible assets acquired	7
Acquired intangible assets other than goodwill	52
Acquired goodwill	86
Deferred tax liabilities	(8)
Liabilities assumed	(13)
Total purchase consideration	$126

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisitions consists of revenue and cost synergies expected from combining the operations of NCR and the respective acquisitions. It is expected that $9 million of the goodwill recognized in connection with the acquisitions will be deductible for tax purposes. The goodwill arising from the Freshop acquisition has been allocated to our Retail segment. The goodwill arising from the Terafina acquisition has been allocated to our Banking segment. The goodwill arising from the Dumac acquisition has been allocated to our Hospitality segment. Refer to Note 3, Goodwill and Long-Lived Assets, for the carrying amounts of goodwill by segment.

The following table sets forth the components of the intangible assets acquired as of the acquisition dates:

	Fair Value	Weighted Average Amortization Period (1)
	(In millions)	(In years)
Direct customer relationships	$11	10
Technology - Software	36	8
Non-compete	1	1
Tradenames	4	9
Total acquired intangible assets	$52
(1) Determination of the weighted average period of the individual categories of intangible assets was based on the nature of applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

The operating results of Freshop, Terafina, and Dumac have been included within NCR's results as of the closing dates of the acquisitions. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as the acquisitions did not have a material impact on the Company's Condensed Consolidated Statements of Operations.

Proposed Transaction

On January 25, 2021, NCR entered into a definitive agreement (Cardtronics Transaction) to acquire all outstanding shares of Cardtronics plc (Cardtronics) for $39.00 per share. The transaction is subject to regulatory approval and customary closing conditions, including approval by Cardtronics' shareholders, and is expected to close in mid-2021. Cardtronics is the world's largest non-bank ATM operator and service provider enabling cash transactions by converting digital currency into physical cash at over 285,000 ATMs across 10 countries in North America, Europe, Asia-Pacific, and Africa. During the first quarter of 2021, the Company, on behalf of Cardtronics, paid a fee of $33 million to terminate the acquisition agreement between Cardtronics and Catalyst Holdings Limited, a private limited company affiliated with investment funds managed by affiliates of

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Apollo Global Management, Inc. and has been recorded within other current assets in the Condensed Consolidated Balance Sheet as prepaid purchase price.

3. GOODWILL AND LONG-LIVED ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of March 31, 2021 and December 31, 2020 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2020						March 31, 2021
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,772	$(101)	$1,671	$39	$—	$1	$1,812	$(101)	$1,711
Retail	643	(34)	609	38	—	2	683	(34)	649
Hospitality	404	(23)	381	9	—	(2)	411	(23)	388
Telecommunications & Technology	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$3,006	$(169)	$2,837	$86	$—	$1	$3,093	$(169)	$2,924

Identifiable Intangible Assets NCR's purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	March 31, 2021		December 31, 2020
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$752	$(337)	$740	$(324)
Intellectual property	2 - 8	569	(424)	531	(418)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	80	(75)	77	(74)
Total identifiable intangible assets		$1,490	$(925)	$1,437	$(905)

The aggregate amortization expense for identifiable intangible assets for the following periods is:

In millions	Three months ended March 31, 2021	Remainder of 2021 (estimated)
Amortization expense	$20	$58

	For the years ended December 31 (estimated)
In millions	2022	2023	2024	2025	2026
Amortization expense	$73	$71	$64	$56	$53

4. SEGMENT INFORMATION AND CONCENTRATIONS

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
•Hospitality - We offer technology solutions to customers in the hospitality industry, including table-service, quick-service and fast casual restaurants of all sizes, that are designed to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. Our portfolio includes cloud-based software applications for point-of-sale, back office, payment processing, kitchen production, restaurant management and consumer engagement. We also provide hospitality-oriented hardware products such as point-of-sale (POS) terminals, order and payment kiosks, bar code scanners, printers and peripherals. And finally, we help reduce the complexities of running the restaurant through our services capabilities including strategic advisory, technology deployment and implementation, hardware and software maintenance and managed services.
•Telecommunications & Technology (T&T)- We offer maintenance, managed and professional services using solutions such as remote management and monitoring services, which are designed to improve operational efficiency, network availability and end-user experience, to customers in the telecommunications and technology industry. We also provide such services to end users on behalf of select manufacturers leveraging our global service capability, and resell third party networking products to customers in a variety of industries.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenue and adjusted EBITDA. The Company previously evaluated the performance of the segments based on segment operating income. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles, restructuring charges, among others. The special items are considered non-operational so are excluded from the adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported GAAP net income (loss) from operations attributable to NCR.

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

Corporate and Other reconciles our segment results to adjusted EBITDA, which primarily includes other income (expense) that are managed only on a total company basis and are, accordingly, reflected only in consolidated results.
The following table presents revenue and adjusted EBITDA by segment:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended March 31
	2021	2020
Revenue by segment
Banking	$756	$763
Retail	532	472
Hospitality	179	169
T&T	77	99
Consolidated revenue	$1,544	$1,503
Adjusted EBITDA by Segment
Banking	$154	$140
Retail	73	37
Hospitality	25	7
T&T	10	8
Corporate and Other	(4)	(4)
Total Adjusted EBITDA	$258	$188

The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA:

In millions	Three months ended March 31
	2021	2020
Net income (loss) from continuing operations attributable to NCR	$30	23
Transformation costs	8	5
Acquisition-related amortization of intangibles	20	22
Acquisition-related costs	27	—
Interest expense	45	50
Interest income	(3)	(1)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	70	63
Income tax expense	17	1
Stock-based compensation expense	44	25
Total Adjusted EBITDA	$258	$188

The following table presents revenue by geography for NCR:

In millions	Three months ended March 31
	2021	2020
Americas	$929	$892
Europe, Middle East and Africa (EMEA)	417	403
Asia Pacific (APJ)	198	208
Total revenue	$1,544	$1,503

The following table presents revenue from products and services for NCR:

In millions	Three months ended March 31
	2021	2020
Recurring revenue (1)	$874	$802
All other products and services	670	701
Total revenue	$1,544	$1,503

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	March 31, 2021		December 31, 2020
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$2	2.72%	$8	2.65%
Trade Receivables Securitization Facility	50	0.95%	—	—%
Total short-term borrowings	$52		$8
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$731	2.72%	$733	2.65%
Revolving credit facility (1)	155	2.39%	75	2.40%
Senior notes:
8.125% Senior Notes due 2025	400		400
5.750% Senior Notes due 2027	500		500
5.000% Senior Notes due 2028	650		650
6.125% Senior Notes due 2029	500		500
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(39)		(40)
Other (1)	2	7.48%	2	7.68%
Total long-term debt	$3,349		$3,270
(1)    Interest rates are weighted-average interest rates as of March 31, 2021 and December 31, 2020.

Senior Secured Credit Facility On August 28, 2019, the Company entered into an amended and restated senior secured credit agreement with and among certain subsidiaries of NCR (the Foreign Borrowers), the lenders party thereto and JPMorgan Chase Bank, NA (JPMCB) as the administrative agent, refinancing its term loan facility and revolving credit facility thereunder (the Senior Secured Credit Facility). The Senior Secured Credit Facility consists of a term loan facility in an original aggregate principal amount of $750 million, of which $733 million was outstanding as of March 31, 2021. Additionally, the Senior Secured Credit Facility provides for a five-year revolving credit facility with an aggregate principal amount of $1.1 billion, of which $155 million was outstanding as of March 31, 2021. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and, as of March 31, 2021, outstanding letters of credit were $26 million.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

The obligations of the Company and Foreign Borrowers under the Senior Secured Credit Facility are guaranteed by the Company's wholly-owned subsidiary, NCR International, Inc. (the Guarantor Subsidiary). The Senior Secured Credit Facility and such guarantee are secured by a first priority lien and security interest in certain equity interests owned by the Company and the Guarantor Subsidiary in certain of their respective domestic and foreign subsidiaries, and a perfected first priority lien and security interest in substantially all of the Company's U.S. assets and the assets of the Guarantor Subsidiary, subject to certain exclusions. These security interests would be released if the Company achieves an “investment grade” rating and will remain released so long as the Company maintains that rating.
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
The Company has the option to elect to increase the maximum permitted leverage ratio by 0.25 in connection with the consummation of any material acquisition (as defined in the Senior Secured Credit Facility) for four fiscal quarters, but in no event will the maximum permitted leverage ratio, inclusive of all increases, exceed 4.75 to 1.00. At March 31, 2021, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.60 to 1.00.

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

On February 4, 2021, the Company entered into a fourth amendment to the Senior Secured Credit Facility. Pursuant to such amendment, contingent upon the closing of the proposed Cardtronics Transaction, the maximum permitted total leverage ratio of the Company will be increased initially to 5.50 to 1.00, subject to further modification as set forth in the amendment. In addition, certain technical and other changes to the Senior Secured Credit Facility, including amendments to the definition of "Permitted Acquisition" set forth therein, are now operative.

On February 16, 2021, the Company entered into (a) an amended and restated commitment letter (the Commitment Letter), with certain financial institutions party thereto (the Commitment Parties), (b) an incremental term loan A facility agreement (the Incremental Term Agreement) with the Commitment Parties and the Guarantor Subsidiary and (c) an incremental revolving facility agreement (the Incremental Revolving Agreement) with certain financial institutions, the Guarantor Subsidiary and certain of the Foreign Borrowers.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Pursuant to and subject to the final Commitment Letter and the Incremental Term Agreement, contingent upon and in connection with the proposed Cardtronics Transaction, the Commitment Parties have committed to provide the following: (i) a senior secured incremental term loan A facility under the Senior Secured Credit Facility, in an aggregate principal amount of $1.505 billion, (ii) a senior secured incremental term loan B facility under the Senior Secured Credit Facility, in an aggregate principal amount of $195 million and (iii) a senior secured bridge facility (a portion of which may be unsecured) in an aggregate principal amount of $1.00 billion. The credit facilities will be available to the Company subject to certain conditions precedent, including, among other things, the closing of the proposed Cardtronics Transaction. Pursuant to the terms of the Incremental Term Agreement, subject to the satisfaction of certain customary conditions, $200 million of the $1.505 billion term loan A facility will convert into revolving credit commitments under the Senior Secured Credit Facility (the Additional Revolving Commitments) on or about the date that is 3 business days after the closing of the initial funding of the term loan A facilities.

The bridge facility was available to the Company if, and to the extent, certain securities offerings were not issued on or prior to the closing of the proposed Cardtronics Transaction. As noted below, on April 6, 2021, the Company issued $1.2 billion aggregate principal amount of 5.125% senior notes due 2029 (the 5.125% Notes) which is expected to be used to finance a portion of the purchase price consideration in connection with the pending Cardtronics Transaction. As a result, the commitments with respect to the senior secured incremental term loan B and the senior secured bridge facility were terminated.

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

For the three months ended March 31, 2021, the Company incurred financing fees of $17 million related to certain structuring and commitment fees as a result of the above referenced financing transactions entered into during the first quarter of 2021.

The Company may request, at any time and from time to time, but the lenders are not obligated to fund the establishment of one or more incremental term loans and/or revolving credit facilities (subject to the agreement of existing lenders or additional financial institutions to provide such term loans and/or revolving credit facilities) with commitments in an aggregate amount not to exceed the greater of (i) $150 million, and (ii) such amount as would not cause the leverage ratio under the Senior Secured Credit Facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed 3.00 to 1.00, and the proceeds of which can be used for working capital requirements and other general corporate purposes.

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

The senior unsecured notes are guaranteed by NCR International Inc. (Guarantor Subsidiary), which has guaranteed fully and unconditionally the obligations to pay principal and interest for these senior unsecured notes. The terms of the indentures for these notes limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional debt or issue redeemable preferred stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of the Company's subsidiaries to pay dividends to the Company; enter into affiliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's or such subsidiaries' assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an "investment grade" rating by Moody's or S&P and no default has occurred or is continuing, certain covenants will be terminated.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
On April 6, 2021, the Company issued $1.2 billion aggregate principal amount of 5.125% senior notes due 2029 (the 5.125% Notes). The Company intends to use the net proceeds from the issuance of the 5.125% Notes, together with borrowing under its senior secured credit facilities and/or cash on hand, to finance the consideration payable in connection with the pending Cardtronics Transaction. The proceeds of the 5.125% Notes will be held in escrow until satisfaction of the escrow release conditions.

If such escrow release conditions are not satisfied on or prior to the earlier of November 1, 2021 and the date on which the Company notifies the escrow agent and the trustee in writing that the Company has determined that the escrow release conditions will not be satisfied, then $600 million of the principal amount of the 5.125% Notes will be subject to a special mandatory redemption. If the pending transaction with Cardtronics is not consummated, the remaining net proceeds from the issuance of the 5.125% Notes (after the payment of the special mandatory redemption price) will be used for general corporate purposes.

The 5.125% Notes will be senior unsecured obligations of the Company and will be guaranteed by the Guarantor Subsidiary.

Interest is payable on the 5.125% Notes semi-annually in arrears at annual rates of 5.125% on April 15 and October 15 of each year, beginning on October 15, 2021. The 5.125% Notes will mature on April 15, 2029.

At any time and from time to time, prior to April 15, 2024, the Company may redeem up to a maximum of 40% of the original aggregate principal amount of the 5.125% Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.125% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided that: (i) at least 55% of the original aggregate principal amount of the applicable 5.125% Notes remains outstanding; and (ii) such redemption occurs within 180 days of the completion of such equity offering.

Prior to April 15, 2024 the Company may redeem some or all of the 5.125% Note by paying a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus the Applicable Premium, as defined in the applicable Indenture, as of, and accrued and unpaid interest to, but excluding, the applicable redemption date (subject to the right of holders of record of the applicable 5.125% Notes on the relevant record date to receive interest due on the relevant interest payment date).

On or after April 15 of the relevant year listed below, the Company may redeem some or all of the 5.125% Notes at the prices listed below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date): 2024 at a redemption price of 102.563%, 2025 at a redemption price of 101.281%, and 2026 and thereafter at a redemption price of 100.000%.

The 5.125% Notes contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The Indenture also contains customary high yield affirmative and negative covenants, including negative covenants that, among other things, limit the Company and its restricted subsidiaries’ ability to incur additional indebtedness, create liens on, sell or otherwise dispose of assets, engage in certain fundamental corporate changes or changes to lines of business activities, make certain investments or material acquisitions, engage in sale-leaseback or hedging transactions, repurchase common stock, pay dividends or make similar distributions on capital stock, repay certain indebtedness, engage in certain affiliate transactions and enter into agreements that restrict their ability to create liens, pay dividends or make loan repayments.

Trade Receivables Securitization Facility In November 2014, the Company established a revolving trade receivables securitization facility (the A/R Facility) with PNC Bank, National Association (PNC) as the administrative agent, and various lenders. In November 2019, the Company amended the A/R Facility to increase the maximum commitment made available under the Facility and extended the maturity date to November 2021. The amendment also included other modifications including the scope of receivables subject to the facility and related eligibility requirements, the adoption of a new benchmark for determining overnight funding rates and the fees and interest payable to the agent and lenders party thereto. The A/R Facility provides for up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions, of which $50 million was outstanding as of March 31, 2021.

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
includes the assets, liabilities and results of operations of this financing subsidiary in its condensed consolidated financial statements. The financing subsidiary owned $475 million and $428 million of outstanding accounts receivable as of March 31, 2021 and December 31, 2020, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2021 and December 31, 2020 was $3.53 billion and $3.49 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $17 million for the three months ended March 31, 2021 compared to $1 million for the three months ended March 31, 2020. The change was primarily driven by higher income before taxes and a decrease in discrete tax benefits in the three months ended March 31, 2021. The discrete tax benefits recorded in the three months ended March 31, 2020 included $2 million related to an error in the calculation of the permanent differences on stock compensation and $3 million for the write-off of tax payables incorrectly recorded in prior periods.

The Company regularly reviews our deferred tax assets for recoverability based on the evaluation of positive and negative evidence. For the three year period ended March 31, 2021, the Company’s U.S. operations had a cumulative net loss before income taxes, as adjusted for permanent differences, which is generally considered a negative indicator of the Company’s ability to realize the benefits of its deferred tax assets. However, after weighing all evidence, including our history of U.S. pre-tax income adjusted for permanent differences, the impact of the COVID-19 pandemic on our U.S. results in 2020 and in the near-term, projected U.S. taxable income, and the length of time over which the Company’s deferred tax assets may be realized, the Company determined that realization of the related benefits was more likely than not. If the Company is unable to generate sufficient future U.S. taxable income of the proper source in the time period within which the temporary differences underlying our deferred tax assets become deductible or before the expiration of our loss and credit carryforwards, additional valuation allowances could be required in the future.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of March 31, 2021, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $10 million to $28 million in the next 12 months.

7. STOCK COMPENSATION PLANS

As of March 31, 2021, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended March 31
	2021	2020
Restricted stock units	$36	$19
Stock options	6	4
Employee stock purchase plan	2	2
Stock-based compensation expense	44	25
Tax benefit	(5)	(3)
Stock-based compensation expense (net of tax)	$39	$22

Stock-based compensation expense is recognized in the financial statements based upon grant date fair value.

On February 23, 2021, the Company granted market-based restricted stock units with 50% of the award vesting on December 31, 2022 and 50% of the award vesting on December 31, 2023. The number of awards that vest are subject to the performance of the Company's stock price from the date of grant to December 31, 2022. The fair value was determined to be $47.20 based on using a Monte-Carlo simulation model and will be recognized over the requisite service period. The table below details the assumptions used in determining the fair value of the market-based restricted stock units.

For the three months ended March 31, 2021
Dividend yield	—%
Risk-free interest rate	0.10%
Expected volatility	57.20%

Expected volatility for the market-based restricted stock units is calculated as the historical volatility of the Company’s stock over a period of three years, as management believes this is the best representation of prospective trends. The risk-free interest rate was determined based on a blend of the one year and two years U.S. Treasury yield curves in effect at the time of the grant.

As of March 31, 2021, the total unrecognized compensation cost of $165 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.1 years. As of March 31, 2021, the total unrecognized compensation cost of $37 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 0.9 years.

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

For the three months ended March 31, 2021, employees purchased 0.2 million shares, at a discounted price of $30.82. For the three months ended March 31, 2020, employees purchased 0.5 million shares, at a discounted price of $15.05.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2021	2020	2021	2020	2021	2020
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	9	13	2	4	11	17
Expected return on plan assets	(8)	(9)	(6)	(7)	(14)	(16)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic benefit cost (income)	$1	$4	$(3)	$(2)	$(2)	$2

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Components of the benefit from the postretirement plan for the following periods were:

In millions	Three months ended March 31
	2021	2020
Interest cost	$—	$—
Amortization of:
Prior service benefit	—	(1)
Actuarial loss	—	—
Net postretirement benefit	$—	$(1)

Components of the net cost of the postemployment plan for the following periods were:

	Three months ended March 31
In millions	2021	2020
Net service cost	$6	$6
Interest cost	1	—
Amortization of:
Prior service benefit	(1)	—
Actuarial gain	—	(1)
Net benefit cost	$6	$5

Employer Contributions

Pension For the three months ended March 31, 2021, NCR contributed $4 million to its international pension plans. NCR anticipates contributing an additional $21 million to its international pension plans for a total of $25 million in 2021.

Postretirement For the three months ended March 31, 2021, NCR made zero contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $2 million in 2021.
Postemployment For the three months ended March 31, 2021, NCR contributed $10 million to its postemployment plan. NCR anticipates contributing an additional $29 million to its postemployment plan for a total of $39 million in 2021.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Boston Consulting Group On November 6, 2019, Boston Consulting Group, Inc., a former consultant for the Company, commenced a lawsuit against the Company in the United States District Court for the District of New York. The Complaint in the matter alleges the Company breached two consulting agreements and sought in excess of $80 million and other compensatory damages and equitable relief. The Company believed the allegations of money owed were grossly overstated, and the Company vigorously defended this lawsuit. In December 2020, the parties engaged in mediation directed to settlement of this matter, and in January 2021, the parties agreed to a final settlement. In April 2021, this lawsuit was dismissed, and the matter is now closed.
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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of March 31, 2021 and December 31, 2020, the receivable under the Funding Agreement was approximately $54 million, respectively, and was included in other assets in the Condensed Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable after 2021, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

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
Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of March 31, 2021 and December 31, 2020, the gross reserve for the Fox River matter was approximately $6 million, respectively. As of March 31, 2021 and December 31, 2020, the net reserve for the Fox River matter was approximately $28 million, respectively. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of March 31, 2021 and December 31, 2020, approximately zero remained from this funding, respectively. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
As of March 31, 2021 and December 31, 2020, the total reserve for Kalamazoo was $122 million and $164 million, respectively. That figure is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors' and indemnitors' obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $140 million and the Company will continue to pursue such contribution.
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
Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of the period ended March 31, 2021, NCR had disposed of approximately one-half of its lower-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. Pending final government approvals, the Company expects to begin disposal of high-concentration wastes in early 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company has adjusted its existing reserve for the matter to take into account this cost estimate, and that reserve as of March 31, 2021 is $19 million compared to $20 million at December 31, 2020. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through March 31, 2021, NCR has received a combined gross total of approximately $202 million in settlements reached with various of its

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but is currently in settlement discussions with certain carriers over amounts potentially owed to the Company. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
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

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of March 31, 2021 and December 31, 2020, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2021	2020
Warranty reserve liability
Beginning balance as of January 1	$18	$21
Accruals for warranties issued	7	8
Settlements (in cash or in kind)	(7)	(11)
Ending balance as of March 31	$18	$18

In addition, NCR provides its customers with certain indemnification rights. In general, NCR agrees to indemnify the customer if a third party asserts patent or other infringement on the part of its customers for its use of the Company’s products subject to certain conditions that are generally standard within the Company’s industries. On limited occasions the Company will

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

The following table presents our lease balances as of March 31, 2021 and December 31, 2020:

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$396	$344
Finance lease assets	Property, plant and equipment, net	63	55
Accumulated amortization of finance lease assets	Property, plant and equipment, net	(23)	(18)
Total leased assets		$436	$381
Liabilities
Current
Operating lease liabilities	Other current liabilities	$90	$85
Finance lease liabilities	Other current liabilities	17	15
Noncurrent
Operating lease liabilities	Operating lease liabilities	377	325
Finance lease liabilities	Other liabilities	25	23
Total lease liabilities		$509	$448

The following tables present our lease costs for operating and finance leases:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Three months ended March 31
In millions	2021	2020
Operating lease cost	$31	$32
Finance lease cost
Amortization of leased assets	4	3
Interest on lease liabilities	—	—
Short-Term lease cost	1	1
Variable lease cost	6	7
Total lease cost	$42	$43

The following tables present the supplemental cash flow information:

	Three months ended March 31
In millions	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31	$30
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$4	$3
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$69	$(2)
Finance Leases	$1	$8

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of March 31, 2021:

In millions	Operating Leases	Finance Leases
Remainder of 2021	$89	$14
2022	88	17
2023	62	10
2024	51	3
2025	43	—
Thereafter	279	—
Total lease payments	612	44
Less: Amount representing interest	(145)	(2)
Present value of lease liabilities	$467	$42

The following table presents the weighted average remaining lease term and interest rates:

	March 31, 2021	December 31, 2020
Weighted average lease term:
Operating leases	8.8 years	8.7 years
Finance leases	2.6 years	2.7 years
Weighted average interest rates:
Operating leases	5.90%	6.45%
Finance leases	4.02%	4.59%

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Lessor We have various arrangements for certain point-of-sale equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

11. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended March 31, 2021 and 2020, the Company paid cash dividends of $4 million and $6 million, respectively.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of March 31, 2021, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million shares.

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

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2021	2020
Numerator:
Income from continuing operations	$30	$23
Dividends on Series A Convertible Preferred Stock	(4)	(6)
Income from continuing operations attributable to NCR common stockholders	26	17
Loss from discontinued operations, net of tax	—	—
Net income attributable to NCR common stockholders	$26	$17

Denominator:
Basic weighted average number of shares outstanding	130.0	128.0

Basic earnings per share:
From continuing operations	$0.20	$0.13
From discontinued operations	—	—
Total basic earnings per share	$0.20	$0.13

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2021	2020
Numerator:
Income from continuing operations	$30	$23
Dividends on Series A Convertible Preferred Stock	(4)	(6)
Income from continuing operations attributable to NCR common stockholders	26	17
Loss from discontinued operations, net of tax	—	—
Net income attributable to NCR common stockholders	$26	$17

Denominator:
Basic weighted average number of shares outstanding	130.0	128.0
Dilutive effect of restricted stock units and stock options	4.7	2.5
Weighted average diluted shares	134.7	130.5

Diluted earnings per share:
From continuing operations	$0.19	$0.13
From discontinued operations	—	—
Total diluted earnings per share	$0.19	$0.13

For the three months ended March 31, 2021, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended March 31, 2021, weighted average restricted stock units and stock options of 5.0 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of March 31, 2021, the balance in AOCI related to foreign exchange derivative transactions was zero. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2021
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$—			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$184	$1	Other current liabilities	$477	$2
Total derivatives not designated as hedging instruments			$1			$2
Total derivatives			$1			$2

	Fair Values of Derivative Instruments
	December 31, 2020
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$—			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$150	$—	Other current liabilities	$425	$1
Total derivatives not designated as hedging instruments			$—			$1
Total derivatives			$—			$1

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2021	For the three months ended March 31, 2020	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Foreign exchange contracts	$—	$3	Cost of products	$—	$(1)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended March 31
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2021	2020
Foreign exchange contracts	Other (expense), net	$(15)	$6

Refer to Note 14, Fair Value of Assets and Liabilities for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for expected losses are adequate. As of March 31, 2021, we did not have any significant concentration of credit risk related to financial instruments.

14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are set forth as follows:

	March 31, 2021
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$14	$14	$—	$—
Foreign investments(2)	1	—	1	—
Foreign exchange contracts (2)	1	—	1	—
Total	$16	$14	$2	$—
Liabilities:
Foreign exchange contracts (3)	$2	$—	$2	$—
Total	$2	$—	$2	$—

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	December 31, 2020
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$22	$22	$—	$—
Foreign investments(2)	2	—	2	—
Foreign exchange contracts (2)	—	—	—	—
Total	$24	$22	$2	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

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

Foreign Investments The investments primarily include an investment fund similar to a mutual fund. The investments are valued using observable, either directly or indirectly, inputs for substantially the full term of the assets and are classified within Level 2 of the valuation hierarchy.

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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three months ended March 31, 2021 and 2020.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2020	$(245)	$(26)	$—	$(271)
Other comprehensive income (loss) before reclassifications	(7)	—	—	(7)
Amounts reclassified from AOCI	—	(1)	—	(1)
Net current period other comprehensive (loss) income	(7)	(1)	—	(8)
Balance as of March 31, 2021	$(252)	$(27)	$—	$(279)

Reclassifications Out of AOCI

	For the three months ended March 31, 2021
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	—	(1)
Total before tax	$—	$(1)	$—	$(1)
Tax expense				—
Total reclassifications, net of tax				$(1)

	For the three months ended March 31, 2020
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(1)	$(1)
Cost of services	(1)	(1)	—	(2)
Total before tax	$(1)	$(1)	$(1)	$(3)
Tax expense				1
Total reclassifications, net of tax				$(2)

16. REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During 2020, the Company determined there were errors in its previously issued Condensed Consolidated Statements of Cash Flows related to the business activities that commenced upon the acquisition of JetPay Corporation (JetPay) in December 2018. As a result of these errors, the Company's cash, cash equivalents and restricted cash within the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020, was understated.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The revision for the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020 is reflected within the accompanying Condensed Consolidated Financial Statements. The changes reflected in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020 are reflected in the tables below:

	For the three months ended March 31, 2020
In millions	As Reported	Adjustment	As Revised
Increase (decrease) in other assets and liabilities	$(90)	$(7)	$(97)
Net cash provided by (used in) operating activities	$61	$(7)	$54
Increase (decrease) in Cash, cash equivalents and restricted cash	$717	$(7)	$710
Cash, cash equivalents and restricted cash at the beginning of the period	$548	$15	$563
Cash, cash equivalents and restricted cash at the end of the period	$1,265	$8	$1,273

17. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	March 31, 2021	December 31, 2020
Accounts receivable
Trade	$1,207	$1,120
Other	44	48
Accounts receivable, gross	1,251	1,168
Less: allowance for credit losses	(39)	(51)
Total accounts receivable, net	$1,212	$1,117
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
Our allowance for credit losses as of March 31, 2021 and March 31, 2020 was $39 million and $50 million, respectively. Our allowance for credit losses charged to expense for the three months ended March 31, 2021 and 2020 was zero and $10 million, respectively. We increased our allowance for credit losses for the three months ended March 31, 2020 by $4 million based upon forecasts that reflect increased economic uncertainty resulting from the COVID-19 pandemic. The Company recorded write-offs against the reserve for the three months ended March 31, 2021 and 2020 of $12 million and $3 million, respectively.
The components of inventory are summarized as follows:

In millions	March 31, 2021	December 31, 2020
Inventories
Work in process and raw materials	$130	$133
Finished goods	166	135
Service parts	338	333
Total inventories	$634	$601

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

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three months ended March 31, 2021 to the results for the three months ended March 31, 2020.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at March 31, 2021.

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

•Retail - We offer software-defined solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions are designed to improve operational efficiency, selling productivity, customer satisfaction and purchasing decisions; provide secure checkout processes and payment systems; and increase service levels. These solutions include retail-oriented technologies such as comprehensive API-point of sale (POS) retail software platforms and applications, hardware terminals, self-service kiosks including self-checkout (SCO), payment processing solutions, and bar-code scanners.
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

NCR’s reputation is founded upon over 137 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.
SIGNIFICANT THEMES AND EVENTS

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2021.

•Revenue of $1,544 million, up 3%
◦Software and services revenue represented 72% of total consolidated revenue
◦Recurring revenue increased 9% from the prior year and comprised 57% of total consolidated revenue
•Significant profit margin expansion driven by cost reductions and favorable mix of revenue
•Cash flow from operations of $155 million and free cash flow of $98 million, up $118 million

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
We continue to actively monitor the global outbreak and spread of COVID-19 and take steps to mitigate the potential risks to us posed by its spread and related circumstances and impacts. We continue to assess and update our business continuity plan in the context of this pandemic. We have taken precautions to help keep our workforce healthy and safe, including establishing a coronavirus task force in January 2020, thermal screening procedures at our manufacturing plants and call centers and remote working arrangements for the vast majority of our back-office employees. We expect the pandemic to create headwinds to our customers and our business until COVID-19 is contained, consumer confidence improves and the economic conditions rebound. Although it is difficult to project with certainty how deep and how long the COVID-19 pandemic will last, we do expect it will negatively impact our business in 2021.
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

While it is difficult to project how disruptive and protracted the pandemic will be, we do expect it will negatively impact our business. We expect all of our segment results to be negatively impacted by the COVID-19 pandemic. We expect our hardware revenues to be most impacted while our recurring revenue stream is expected to be more resilient. We continue to evaluate the long-term impact that COVID-19 may have on our business model, which may result in additional cash and non-cash charges in 2021.

Results from Operations

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Key Strategic Financial Metrics

The following tables show our key strategic financial metrics for the three months ended March 31, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.

Software and services revenue as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
(in millions)	2021	2020	2021	2020	2021 v 2020
Software & Services	$1,110	$1,110	71.9%	73.9%	—%
Hardware	434	393	28.1%	26.1%	10%
Total Revenue	$1,544	$1,503	100.0%	100.0%	3%

Recurring revenue as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
(in millions)	2021	2020	2021	2020	2021 v 2020
Recurring revenue (1)	$874	$802	56.6%	53.4%	9%
All other products and services	670	701	43.4%	46.6%	(4)%
Total Revenue	$1,544	$1,503	100.0%	100.0%	3%

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

Net income (loss) from continuing operations and Adjusted EBITDA (1) as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
(in millions)	2021	2020	2021	2020	2021 v 2020
Net income (loss) from continuing operations	$30	$23	1.9%	1.5%	30%
Adjusted EBITDA (1)	$258	$188	16.7%	12.5%	37%

(1) NCR's management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of strength and performance of the Company's ongoing business operations, including funding discretionary spending such as capital expenditures, strategic acquisitions, and other investments. NCR determines Adjusted EBITDA based on GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles, restructuring charges, among others. Refer to the table below for the reconciliations of net income (loss) from continuing operations (GAAP) to Adjusted EBITDA (non-GAAP).

In millions	2021	2020
Net income (loss) from continuing operations (GAAP)	$30	$23
Transformation and restructuring costs	8	5
Acquisition-related amortization of intangibles	20	22
Acquisition-related (gains) costs	27	—
Interest expense	45	50
Interest income	(3)	(1)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	70	63
Income taxes	17	1
Stock-based compensation expense	44	25
Adjusted EBITDA (non-GAAP)	$258	$188

Consolidated Results

The following table shows our results for the three months ended March 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
(in millions)	2021	2020	2021	2020	2021 v 2020
Product revenue	$482	$474	31.2%	31.5%	2%
Service revenue	1,062	1,029	68.8%	68.5%	3%
Total revenue	1,544	1,503	100.0%	100.0%	3%
Product gross margin	74	83	15.4%	17.5%	(11)%
Service gross margin	340	314	32.0%	30.5%	8%
Total gross margin	414	397	26.8%	26.4%	4%
Selling, general and administrative expenses	238	255	15.4%	17.0%	(7)%
Research and development expenses	66	65	4.3%	4.3%	2%
Total operating expenses	304	320	19.7%	21.3%	(5)%
Income from operations	$110	$77	7.1%	5.1%	43%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin, service gross margin and total gross margin, which are divided by the related component of revenue.

Revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
(in millions)	2021	2020	2021	2020	2021 vs 2020
Product revenue	$482	$474	31.2%	31.5%	2%
Service revenue	1,062	1,029	68.8%	68.5%	3%
Total revenue	$1,544	$1,503	100.0%	100.0%	3%

Product revenue includes our hardware and software license revenue streams. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue as well as professional services revenue.

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Total revenue increased 3% in 2021 from 2020. Product revenue increased due to growth in SCO and POS revenue partially offset by a decline in ATM revenue. Service revenue increased mainly due to an increase in hardware and software maintenance revenue as well as an increase in software-as-a-service revenue.

Gross Margin

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
(in millions)	2021	2020	2021	2020	2021 v 2020
Product gross margin	$74	$83	15.4%	17.5%	(11)%
Service gross margin	340	314	32.0%	30.5%	8%
Total gross margin	$414	$397	26.8%	26.4%	4%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Gross margin as a percentage of revenue was 26.8% in 2021 compared to 26.4% in 2020. Gross margin for the three months ended March 31, 2021 included $4 million of transformation and restructuring costs and $7 million of amortization of acquisition-related intangible assets. Gross margin for the year ended March 31, 2020 included $7 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue increased from 26.9% to 27.5% due to an increase in the favorable mix of revenue and cost-saving actions taken in 2020.

Selling, General and Administrative Expenses

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
(in millions)	2021	2020	2021	2020	2021 vs 2020
Selling, general and administrative expenses	$238	$255	15.4%	17.0%	(7)%

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Selling, general, and administrative expenses were $238 million in 2021 compared to $255 million in 2020. As a percentage of revenue, selling, general and administrative expenses were 15.4% in 2021 and 17.0% in 2020. In 2021, selling, general and administrative expenses included $2 million of transformation and restructuring costs, $13 million of amortization of acquisition-related intangible assets and $10 million of acquisition-related costs. In 2020, selling, general and administrative expenses included $5 million of transformation and restructuring costs and $15 million of amortization of acquisition-related intangible assets. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 15.6% in 2020 to 13.8% in 2021 primarily due an increase in revenue and cost-saving actions implemented in 2020.

Research and Development Expenses

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
(in millions)	2021	2020	2021	2020	2021 v 2020
Research and development expenses	$66	$65	4.3%	4.3%	2%

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Research and development expenses were $66 million in 2021 compared to $65 million in 2020. As a percentage of revenue, these costs were 4.3% in 2021 and 4.3% in 2020. In 2021, research and development expenses included $2 million of costs related to our transformation and restructuring costs. After considering this item, research and development expenses decreased slightly as a percentage of revenue from 4.3% in 2020 to 4.1% in 2021 due to an increase revenue and cost-saving actions implemented in 2020.

Interest Expense

	Three months ended March 31		Increase (Decrease)
(in millions)	2021	2020	2021 v 2020
Interest expense	$45	$50	(10)%

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Interest expense was $45 million in 2021 compared to $50 million in 2020. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility. Early in 2020, the Company took steps to build our cash position by fully drawing the revolving credit facility and issuing $400 million senior unsecured notes as a precautionary measure given the uncertainty of the COVID-19 pandemic. Late in 2020, the revolving credit facility was paid down. As a result, the lower average outstanding principal balances during 2021 as well as lower average interest rates on the Company's senior unsecured notes decreased interest expense in 2021 compared to 2020.

Other Income (Expense), net

Other income (expense), net was expense of $17 million in 2021 and expense of $2 million in 2020, with the components reflected in the following table:

	Three months ended March 31
In millions	2021	2020
Interest income	$3	$1
Foreign currency fluctuations and foreign exchange contracts	(4)	(2)
Bank-related fees	(19)	(2)
Employee benefit plans	3	—
Other, net	—	1
Other income (expense), net	$(17)	$(2)

The Company incurred financing fees of $17 million related to certain structuring and commitment fees as a result of the financing transactions entered into during the first quarter of 2021 related to the proposed transaction with Cardtronics. Refer to Note 5, Debt Obligations of the Notes to Condensed Consolidated Financial Statements for additional discussion on the financing transactions.

Income Taxes

	Three months ended March 31		Increase (Decrease)
(in millions)	2021	2020	2021 v 2020
Income tax expense (benefit)	$17	$1	1600%

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $17 million in 2021 compared to income tax expense of $1 million in 2020. The change was primarily driven by higher income before taxes and a decrease in discrete tax benefits in the three months ended March 31, 2021. The discrete tax benefits recorded in the three months ended March 31, 2020 included $2 million related to an error in the calculation of the permanent differences on stock compensation and $3 million for the write-off of tax payables incorrectly recorded in prior periods.

The Company is subject to numerous federal, state and foreign tax audits. While we believe that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2021 or future periods.

Revenue and Adjusted EBITDA by Segment

The Company manages and reports its businesses in the following segments: Banking, Retail, Hospitality and T&T. Each of these segments derives its revenue by selling in the sales theaters in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment adjusted EBITDA. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles, restructuring charges, among others. The special items are considered non-operational so are excluded from the adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

Corporate and Other reconciles our segment results to adjusted EBITDA, which primarily includes other income (expense) that are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

The following table shows our segment revenue and adjusted EBITDA for the three months ended March 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
(in millions)	2021	2020	2021	2020	2021 v 2020
Revenue
Banking	$756	$763	48.9%	50.8%	(1)%
Retail	532	472	34.5%	31.4%	13%
Hospitality	179	169	11.6%	11.2%	6%
T&T	77	99	5.0%	6.6%	(22)%
Total Revenue	$1,544	$1,503	100.0%	100.0%	3%

Adjusted EBITDA by Segment
Banking	$154	$140	20.4%	18.3%	10%
Retail	73	37	13.7%	7.8%	97%
Hospitality	25	7	14.0%	4.1%	257%
T&T	10	8	13.0%	8.1%	25%
Corporate & Other	(4)	(4)
Total adjusted EBITDA	$258	$188	16.7%	12.5%	37%

Segment Revenue

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Banking revenue decreased 1% due the decline in ATM hardware revenue partially offset by the increase services revenue. Recurring revenue increased 8% driven by the increase in digital banking and maintenance services.

Retail revenue increased 13% driven by an increase in SCO and POS hardware revenue as well as higher services revenue. Recurring revenue increased 14% primarily driven by the increase in payments, professional services and maintenance services.

Hospitality revenue increased 6% due to an increase in point-of-sale revenue as well as higher services revenue. Recurring revenue remained relatively consistent.

T&T revenue decreased 22% in 2021 driven by a decrease in services revenue.

Segment Adjusted EBITDA

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Banking adjusted EBITDA increased in 2021 primarily driven by the increase in recurring revenue as well as costs saving initiatives implemented in 2020 which lowered operating expenses.

Retail adjusted EBITDA increased primarily driven by the increase in SCO and recurring revenue as well as costs saving initiatives implemented in 2020 which lowered operating expenses.

Hospitality adjusted EBITDA increased in 2021 primarily driven by an increase in revenue as well as costs saving initiatives implemented in 2020 which lowered operating expenses.

T&T adjusted EBITDA increased primarily driven by costs saving initiatives implemented in 2020 which lowered operating expenses.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $155 million in the three months ended March 31, 2021 compared to cash provided by operating activities of $54 million in the three months ended March 31, 2020. The increase in cash provided by operating activities was due to higher operating earnings and working capital improvements.

NCR’s management uses a non-GAAP measure called “free cash flow” to assess the financial performance of the Company. We define free cash flow as net cash provided by (used in) operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus pension contributions and settlements. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchases of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the three months ended March 31:

	Three months ended March 31
In millions	2021	2020
Net cash provided by operating activities	$155	$54
Expenditures for property, plant and equipment	(10)	(10)
Additions to capitalized software	(51)	(69)
Pension contributions	4	5
Free cash flow (use) (non-GAAP)	$98	$(20)

For the three months ended March 31, 2020, there was a $7 million impact to cash provided by operating activities and free cash flow from the revision discussed in Note 16, Revisions of Previously Issued Financial Statements of the Notes to the Condensed Consolidated Financial Statements.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment. During the three months ended March 31, 2021, the payments for business combinations was $157 million, mainly for the consideration paid related to the acquisitions completed in the first quarter of 2021. During the three months ended March 31, 2020, the payments for business combinations was $26 million, mainly for the remaining consideration paid related to the acquisition of Zynstra Ltd. completed in 2019.

Financing activities during the three months ended March 31, 2021 included dividends paid on the Series A preferred stock of $4 million, proceeds from stock employee plans of $8 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $22 million. Financing activities during the three months ended March 31, 2020 included the repurchase of our common stock for a total of $41 million, proceeds from stock employee plans of $3 million and tax withholding payments on behalf of employees for stock based awards that vested of $24 million.

Long Term Borrowings The senior secured credit facility consists of a term loan facility in an aggregate principal amount of $750 million, of which $733 million was outstanding as of March 31, 2021. Additionally, the senior secured credit facility provides for a five-year revolving credit facility with an aggregate principal amount of $1.1 billion, of which $155 million was outstanding as of March 31, 2021. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of March 31, 2021, there were $26 million letters of credit outstanding.

As of December 31, 2020, the outstanding principal balance of the term loan facility was $741 million and the outstanding balance on the revolving facility was $75 million.

As of March 31, 2021, we had outstanding $400 million in aggregate principal balance of 8.125% senior unsecured notes due in 2025, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029, and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

Our revolving trade receivables securitization facility provides the Company with up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of March 31, 2021 and December 31, 2020, the Company had $50 million and zero, respectively, outstanding under the facility.

See Note 5, Debt Obligations, of the Notes to Condensed Consolidated Financial Statements for further information on the senior secured credit facility (including certain amendments to such facility), the senior unsecured notes, the trade receivables securitization facility and our expected financing activities in connection with the proposed Cardtronics Transaction.

Employee Benefit Plans In 2021, we expect to make contributions of $25 million to our international pension plans, $39 million to our postemployment plan and $2 million to our postretirement plan. For additional information, refer to Note 8, Employee Benefit Plans of the Notes to the Condensed Consolidated Financial Statements.

Series A Convertible Preferred Stock As of March 31, 2021, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the three months ended March 31, 2021 and 2020, the Company paid total cash dividends of $4 million and $6 million, respectively.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of March 31, 2021, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 9.2 million.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at March 31, 2021 and December 31, 2020 were $303 million and $329 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of March 31, 2021, our cash and cash equivalents totaled $319 million and our total debt was $3.44 billion.

As of March 31, 2021, our borrowing capacity under the revolving credit facility was approximately $919 million, and under our trade receivables securitization facility was $172 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2020 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

Contractual and Other Commercial Commitments

There have been no significant changes in our contractual and other commercial obligations as described in our 2020 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC Regulation S-K Item 303 (a) (4) (ii).
Critical Accounting Policies and Estimates
Management reassessed the critical accounting policies as disclosed in our 2020 Annual Report on Form 10-K and determined that there were no changes to our critical accounting policies or our estimates associated with those policies in the three months ended March 31, 2021.
New Accounting Pronouncements
See discussion in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “believe,” “will,” “should,” “would,” “potential,” “proposed,” “objective,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to NCR’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: the impact of the coronavirus (COVID-19) pandemic on our business, financial condition and results of operations; domestic and global economic and credit conditions including, in particular, political, consumer, and unemployment conditions, the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, execution of the United Kingdom’s exit from the European Union, uncertainty over further potential changes in Eurozone participation, fluctuations in oil and commodity prices, and our customer responses to the same; the transformation of our business model to an as-a-service company with focus on, among other items, increased software and services revenue, and recurring revenue; our ability grow software and services and expanding our customer base; our ability to successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business; defects, errors, installation difficulties or development delays in our products; disruptions in our data center hosting facilities; our ability to compete effectively within the technology industry; reliance on third party suppliers; our multinational operations, including in new and emerging markets; our ability to successfully integrate acquisitions or effectively manage alliance activities, including but not limited to, the Cardtronics acquisition; the consummation of the Cardtronics acquisition, including approval by Cardtronics’ shareholders; continuous improvement, customer experience, restructuring and cost reduction initiatives; our ability to retain key employees, or attract quality new and replacement employees; financing and liquidity risks including: our level of indebtedness; the terms of the documents governing our indebtedness including financial and other covenants; the incurrence of substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in our risk factors relating to indebtedness and repurchase obligations; sufficiency of our cash flows including to service our indebtedness; interest rate risk, which could cause our debt service obligations to increase significantly; our ability to raise the funds necessary to finance a required repurchase of our senior unsecured notes or our Series A Convertible Preferred Stock; a lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; our pension liabilities; data protection, cybersecurity and privacy risks; intellectual property risks including protection, development and our ability to manage third party claims regarding patents and other intellectual property rights; legal and regulatory risks including unanticipated changes to our tax rates and additional income tax liabilities; environmental exposures from our historical and ongoing manufacturing activities; uncertainties with regard to regulations, lawsuits, claims, and other matters across various jurisdictions; other risks including the impact of the terms of our Series A Convertible Preferred Stock relating to voting power, share dilution and market price of our common stock, as well as rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders; actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders; and potential write-down of the value of certain significant assets. Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $23 million as of March 31, 2021 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly stronger in the first quarter of 2021 compared to the first quarter of 2020 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 73% of our borrowings were on a fixed rate basis as of March 31, 2021. The increase in pre-tax interest expense for the three months ended March 31, 2021 from a hypothetical 100 basis point increase in variable interest rates would be approximately $2 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2021, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2021, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 9, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item IA ("Risk Factors") of the Company's 2020 Annual Report on Form 10-K.

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

As of March 31, 2021, $153 million was available for repurchases under the March 2017 program, and approximately $593 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended March 31, 2021, 0.6 million shares were purchased at an average price of $36.89 per share.

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

    Item 6.     EXHIBITS

4.1	Indenture, dated as of April 6, 2021, among NCR Corporation, NCR International, Inc. and U.S. Bank National Association (Exhibit 4.1 to Current Report on Form 8-K of NCR Corporation dated April 6, 2021).

10.1	Form of Senior Executive Team Fitness Plan Restricted Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan. *

10.2	Letter Agreement, dated December 28, 2017, between Daniel W. Campbell and NCR Corporation. *

10.3	Letter Agreement, dated January 8, 2018, between Adrian Button and NCR Corporation. *

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020; (ii) our condensed consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020; (iii) our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020; (iv) our condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020; (v) our condensed consolidated statements of changes in stockholder's equity for the three months ended March 31, 2021 and 2020; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	April 30, 2021	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Executive Vice President and Chief Financial Officer