Form 10-Q
period 2021-06-30
NCR CORP
filed 2021-08-06
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of July 23, 2021, there were approximately 131.4 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Product revenue	$551	$481	$1,033	$955
Service revenue	1,126	1,003	2,188	2,032
Total revenue	1,677	1,484	3,221	2,987
Cost of products	453	411	861	802
Cost of services	768	701	1,490	1,416
Selling, general and administrative expenses	303	234	541	489
Research and development expenses	69	49	135	114
Total operating expenses	1,593	1,395	3,027	2,821
Income (loss) from operations	84	89	194	166
Interest expense	(61)	(57)	(106)	(107)
Other expense, net	(1)	(2)	(18)	(4)
Income (loss) from continuing operations before income taxes	22	30	70	55
Income tax expense (benefit)	31	(34)	48	(33)
Income (loss) from continuing operations	(9)	64	22	88
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	(9)	64	22	88
Net income (loss) attributable to noncontrolling interests	—	—	1	1
Net income (loss) attributable to NCR	$(9)	$64	$21	$87
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$(9)	$64	$21	$87
Dividends on convertible preferred stock	(4)	(7)	(8)	(13)
Income (loss) from continuing operations attributable to NCR common stockholders	(13)	57	13	74
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to NCR common stockholders	$(13)	$57	$13	$74
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$(0.10)	$0.45	$0.10	$0.58
Diluted	$(0.10)	$0.44	$0.10	$0.57
Net income (loss) per common share
Basic	$(0.10)	$0.45	$0.10	$0.58
Diluted	$(0.10)	$0.44	$0.10	$0.57
Weighted average common shares outstanding
Basic	131.0	128.0	130.5	128.0
Diluted	131.0	128.9	136.1	129.7
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Net income (loss)	$(9)	$64	$22	$88
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (losses)	8	17	1	(44)
Derivatives
Unrealized gains (losses) on derivatives	—	(3)	—	—
Losses (gains) on derivatives recognized during the period	—	—	—	(1)
Less income tax	—	1	—	—
Employee benefit plans
Amortization of prior service benefit	—	(1)	(1)	(2)
Amortization of actuarial losses (gains)	—	(1)	—	(2)
Less income tax	—	1	—	2
Other comprehensive income (loss)	8	14	—	(47)
Total comprehensive income (loss)	(1)	78	22	41
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	—	—	1	1
Currency translation losses	—	—	—	(1)
Amounts attributable to noncontrolling interests	—	—	1	—
Comprehensive income (loss) attributable to NCR	$(1)	$78	$21	$41
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$449	$338
Accounts receivable, net of allowances of $40 and $51 as of June 30, 2021 and December 31, 2020, respectively	1,271	1,117
Inventories	695	601
Restricted cash	241	59
Other current assets	450	363
Total current assets	3,106	2,478
Property, plant and equipment, net	676	373
Goodwill	4,520	2,837
Intangibles, net	1,420	532
Operating lease assets	439	344
Prepaid pension cost	209	199
Deferred income taxes	930	965
Other assets	763	686
Total assets	$12,063	$8,414
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$303	$8
Accounts payable	746	632
Payroll and benefits liabilities	347	268
Contract liabilities	572	507
Settlement liabilities	243	31
Other current liabilities	756	642
Total current liabilities	2,967	2,088
Long-term debt	5,668	3,270
Pension and indemnity plan liabilities	842	851
Postretirement and postemployment benefits liabilities	116	120
Income tax accruals	98	102
Operating lease liabilities	420	325
Other liabilities	521	334
Total liabilities	10,632	7,090
Commitments and Contingencies (Note 9)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; redemption amount and liquidation preference of $276 as of June 30, 2021 and December 31, 2020, respectively	273	273
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 131.1 and 129.1 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Paid-in capital	461	368
Retained earnings	963	950
Accumulated other comprehensive loss	(271)	(271)
Total NCR stockholders’ equity	1,154	1,048
Noncontrolling interests in subsidiaries	4	3
Total stockholders’ equity	1,158	1,051
Total liabilities and stockholders’ equity	$12,063	$8,414
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2021	2020
Operating activities
Net income	$22	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212	176
Stock-based compensation expense	81	45
Deferred income taxes	26	(30)
Impairment of other assets	—	4
Gain on sale of property, plant and equipment	—	(2)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	(78)	253
Inventories	(81)	(14)
Current payables and accrued expenses	134	(230)
Contract liabilities	43	56
Employee benefit plans	(21)	(3)
Other assets and liabilities	(28)	(60)
Net cash provided by operating activities	310	283
Investing activities
Expenditures for property, plant and equipment	(30)	(18)
Proceeds from sale of property, plant and equipment	—	7
Additions to capitalized software	(110)	(122)
Business acquisitions, net of cash acquired	(2,464)	(25)
Purchases of short-term investments	(13)	(6)
Proceeds from sales of short-term investments	14	11
Other investing activities, net	(6)	(1)
Net cash used in investing activities	(2,609)	(154)
Financing activities
Short term borrowings, net	—	—
Payments on term credit facilities	(105)	(4)
Payments on revolving credit facilities	(685)	(666)
Borrowings on term credit facilities	1,505	3
Borrowings on revolving credit facilities	809	1,404
Proceeds from issuance of senior unsecured notes	1,200	400
Debt issuance costs and bridge commitment fees	(51)	(8)
Cash dividend paid for Series A preferred shares dividends	(8)	(6)
Repurchases of Common Stock	—	(41)
Proceeds from employee stock plans	18	9
Tax withholding payments on behalf of employees	(25)	(25)
Net change in client funds obligations	(8)	(3)
Principal payments for finance lease obligations	(8)	(3)
Other financing activities	(1)	(3)
Net cash provided by financing activities	$2,641	$1,057
Cash flows from discontinued operations
Net cash provided by (used in) discontinued operations	(47)	6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(16)
Increase in cash, cash equivalents, and restricted cash	291	1,176
Cash, cash equivalents and restricted cash at beginning of period	406	563
Cash, cash equivalents and restricted cash at end of period	$697	$1,739
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2020	129	$1	$368	$950	$(271)	$3	$1,051
Comprehensive income:
Net income	—	—	—	30	—	1	31
Other comprehensive income (loss)	—	—	—	—	(8)	—	(8)
Total comprehensive income (loss)	—	—	—	30	(8)	1	23
Employee stock purchase and stock compensation plans	2	—	30	—	—	—	30
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2021	131	$1	$398	$976	$(279)	$4	$1,100
Comprehensive income:
Net income	—	—	—	(9)	—	—	(9)
Other comprehensive income (loss)	—	—	—	—	8	—	8
Total comprehensive income (loss)	—	—	—	(9)	8	—	(1)
Employee stock purchase and stock compensation plans	—	—	44	—	—	—	44
Fair value of converted Cardtronics awards attributable to pre-combination services	—	—	19	—	—	—	19
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
June 30, 2021	131	$1	$461	$963	$(271)	$4	$1,158
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

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	June 30
	2021	2020
Cash and cash equivalents	$449	$1,681
Restricted cash included in other assets	7	9
Funds held for clients included in restricted cash	36	28
Cash included in settlement processing assets included in restricted cash	205	21
Total cash, cash equivalents and restricted cash	$697	$1,739

Contract Assets and Liabilities The following table presents the net contract asset and contract liability balances as of June 30, 2021 and December 31, 2020.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2021	December 31, 2020
Current portion of contract liabilities	Contract liabilities	$572	$507
Non-current portion of contract liabilities	Other liabilities	$67	$80

During the six months ended June 30, 2021, the Company recognized $323 million in revenue that was included in contract liabilities as of December 31, 2020.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.5 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

In May 2021, the FASB issued an accounting standards update with new guidance for freestanding equity-classified written call options. The new guidance requires modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of this accounting standards update is not expected to have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

In July 2021, the FASB issued an accounting standards update with new guidance for lessors with lease contracts that have variable lease payments. Under the new guidance, a lease which includes variable lease payments which do not depend on a reference index or rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing are now to be classified as operating. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of this accounting standards update is not expected to have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

2. BUSINESS COMBINATIONS

Pending acquisition of LibertyX

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
On July 31, 2021, NCR entered into a definitive agreement to acquire Moon Inc. dba LibertyX, a leading cryptocurrency software provider. The transaction is expected to close later in 2021, subject to customary closing conditions, including obtaining certain regulatory licensing consents and approvals.

Acquisition of Cardtronics plc

On January 25, 2021, NCR entered into a definitive agreement to acquire all outstanding shares of Cardtronics plc ("Cardtronics") for $39.00 per share (the "Cardtronics Transaction"). The legal closing of the Cardtronics Transaction occurred on June 21, 2021. Prior to the closing, the United Kingdom Competition and Markets Authority ("CMA") initiated a review of the transaction and issued an Initial Enforcement Order, effective on June 21, 2021, on NCR Corporation, NCR UK Group Limited and Cardtronics plc in relation to the acquisition (the “Initial Order”). The Initial Order requires the companies and each of their subsidiaries to operate separately and independently while the CMA reviews the transaction. However, the Initial Order allows for limited access to certain information strictly necessary for compliance with external financial reporting obligations. The CMA has also granted limited derogations to the Initial Order to permit certain critical functions.

Cardtronics is the world's largest non-bank ATM operator and service provider enabling cash transactions by converting digital currency into physical cash at over 285,000 ATMs across 10 countries in North America, Europe, Asia-Pacific, and Africa. The Cardtronics Transaction is expected to accelerate our NCR-as-a-service strategy and enhance our ability to provide technology solutions and capabilities that run our customers’ businesses.

Purchase Price Consideration The purchase consideration transferred consisted of the following:

In millions	Purchase Consideration
Cash paid to common stockholders and holders of certain restricted stock and stock option awards	$1,775
Debt repaid by NCR on behalf of Cardtronics	809
Transaction costs paid by NCR on behalf of Cardtronics	57
Fair value of converted Cardtronics awards attributable to pre-combination services	19
Settlement of pre-existing relationships	14
Total purchase consideration	$2,674

Other than certain outstanding restricted stock and stock option awards issued to directors which were paid out in cash at closing, the Company converted outstanding unvested Cardtronics awards into NCR awards pursuant to an exchange ratio as defined in the acquisition agreement. Each restricted stock award that was outstanding, whether performance-based or time-based, was converted into time-based awards, and will continue to be governed by the same vesting terms as the original Cardtronics awards. Cardtronics stock option awards were converted into NCR stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio, and will continue to be governed generally by the same terms and conditions as were applicable prior to the acquisition. The amounts attributable to services already rendered were included as an adjustment to the purchase price and the amounts attributable to future services will be expensed over the remaining vesting period, net of estimated forfeitures. The fair value of options that the Company assumed in connection with the acquisition of Cardtronics were estimated using the Black-Scholes model.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire Cardtronics was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below.

The preliminary allocation of the purchase price for Cardtronics is as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Fair Value
Assets acquired
Cash and restricted cash acquired	$296
Trade accounts receivable	84
Prepaid expenses, other current assets and other assets	154
Property, plant and equipment	359
Estimated acquisition-related intangible assets	877
Total assets acquired	$1,770

Liabilities assumed	690
Net assets acquired, excluding goodwill	1,080
Total purchase consideration	2,674
Estimated goodwill	$1,594

We recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of June 21, 2021. The provisional amounts for intangible assets are based on third-party valuations performed. Additionally, as noted above, access to information was limited based on the Initial Order issued by the CMA so further adjustments to the purchase price allocation will be required, within the measurement period, once the regulatory restrictions are lifted and the Company is able to complete more detailed procedures, additional refinement to finalize valuations, among other items.

Goodwill represents the future economic benefits arising from other assets acquired that could not be separately recognized. The goodwill arising from the acquisition consists of revenue and cost synergies expected from combining the operations of NCR and Cardtronics. It is expected that approximately $153 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Banking segment. Refer to Note 3, Goodwill and Long-Lived Assets, for the carrying amounts of goodwill by segment as of June 30, 2021.

The following table sets forth the components of the intangible assets acquired as of the acquisition date:

	Fair Value	Weighted Average Amortization Period (1)
	(In millions)	(In years)
Direct customer relationships	$340	15
Technology - Software	485	8
Non-compete	1	1
Tradenames	51	5
Total acquired intangible assets	$877

(1) Determination of the weighted average period of the individual categories of intangible assets was based on the nature of applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

In connection with the closing of the acquisition, the Company incurred transaction costs of $44 million and $46 million in the three and six months ended June 30, 2021, respectively, which has been included within selling, general and administrative expenses in the Condensed Consolidated Statement of Operation. Refer to Note 5, Debt Obligations for additional discussion on fees incurred related to the financing for the Cardtronics Transaction.

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and Cardtronics for the three and six months ended June 30, 2021 and 2020. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2020, are as follows:

In millions	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Revenue	$1,919	$1,698	$3,703	$3,489
Net Income attributable to NCR	$42	$36	$72	$(29)

The unaudited pro forma results for the three months ended June 30, 2021 include:
•$24 million in eliminated intercompany revenue and cost between NCR and Cardtronics;
•$15 million, net of tax, in additional amortization expense for acquired intangible assets;
•$71 million, net of tax, in eliminated transaction costs as if those costs were incurred in the prior year period; and
•$18 million, net of tax, in additional interest expense from the incremental borrowings under the senior secured credit facility as well as the 5.125% senior notes.

The unaudited pro forma results for the six months ended June 30, 2021 include:
•$53 million in eliminated intercompany revenue and cost between NCR and Cardtronics;
•$25 million, net of tax, in additional amortization expense for acquired intangible assets;
•$87 million, net of tax, in eliminated transaction costs as if those costs were incurred in the prior year period; and
•$35 million, net of tax, in additional interest expense from the incremental borrowings under the senior secured credit facility as well as the 5.125% senior notes.

The unaudited pro forma results for the three months ended June 30, 2020 include:
•$19 million in eliminated intercompany revenue and cost between NCR and Cardtronics;
•$13 million, net of tax, in additional amortization expense for acquired intangible assets; and
•$14 million, net of tax, in additional interest expense from the incremental borrowings under the senior secured credit facility as well as the 5.125% senior notes.

The unaudited pro forma results for the six months ended June 30, 2020 include:
•$38 million in eliminated intercompany revenue and cost between NCR and Cardtronics;
•$27 million, net of tax, in additional amortization expense for acquired intangible assets;
•$67 million, net of tax, of transaction costs as if those costs were incurred in the period; and
•$33 million, net of tax, in additional interest expense from the incremental borrowings under the senior secured credit facility as well as the 5.125% senior notes.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the respective acquisitions as set forth below. The allocation of the purchase prices are provisional as of June 30, 2021 and may be subject to future adjustments as the Company obtains additional information to finalize the accounting for the business combinations. The allocation of the purchase prices is as follows:

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

3. GOODWILL AND LONG-LIVED ASSETS

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Goodwill by Segment The carrying amounts of goodwill by segment as of June 30, 2021 and December 31, 2020 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2020						June 30, 2021
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,772	$(101)	$1,671	$1,633	$—	$1	$3,406	$(101)	$3,305
Retail	643	(34)	609	38	—	2	683	(34)	649
Hospitality	404	(23)	381	9	—	—	413	(23)	390
Telecommunications & Technology	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$3,006	$(169)	$2,837	$1,680	$—	$3	$4,689	$(169)	$4,520

Identifiable Intangible Assets NCR's purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	June 30, 2021		December 31, 2020
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$1,092	$(351)	$740	$(324)
Intellectual property	2 - 8	1,056	(433)	531	(418)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	131	(75)	77	(74)
Total identifiable intangible assets		$2,368	$(948)	$1,437	$(905)

The aggregate amortization expense for identifiable intangible assets for the following periods is:

In millions	Three months ended June 30, 2021	Six months ended June 30, 2021	Remainder of 2021 (estimated)
Amortization expense	$23	$43	$90

	For the years ended December 31 (estimated)
In millions	2022	2023	2024	2025	2026
Amortization expense	$175	$171	$162	$150	$140

4. SEGMENT INFORMATION AND CONCENTRATIONS

The Company manages and reports the following segments:

•Banking - We offer solutions to customers in the financial services industry that power their digital transformation through software, services and hardware to deliver differentiated experiences for their customers and improve efficiency for the financial institution. Our managed services and ATM-as-a-Service help banks run their end-to-end ATM channel, positioning NCR as a strategic partner. We augment these solutions by offering a full line of software, services and hardware including interactive teller machines (ITM), and recycling, multi-function and cash dispense ATMs. NCR's digital banking solutions enable anytime-anywhere convenience for a financial institution’s consumer and business customers. We also help institutions implement their Digital First platform strategy by providing solutions for banking channel services, transaction processing, imaging, and branch services. Cardtronics provides financial-related services to cardholders through Cardtronics' networks and, separately, Cardtronics owns and operates the Allpoint network, a retail-based surcharge-free ATM network. Cardtronics also provides ATM management and ATM equipment-related services to large retail merchants and smaller retailers.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
•Telecommunications & Technology (T&T) - We offer maintenance, managed and professional services using solutions such as remote management and monitoring services, which are designed to improve operational efficiency, network availability and end-user experience, to customers in the telecommunications and technology industry. We also provide such services to end users on behalf of select manufacturers leveraging our global service capability, and resell third party networking products to customers in a variety of industries.

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
The following table presents revenue and adjusted EBITDA by segment:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Revenue by segment
Banking	$809	$763	$1,565	$1,526
Retail	576	483	1,108	955
Hospitality	215	160	394	329
T&T	77	78	154	177
Consolidated revenue	$1,677	$1,484	$3,221	$2,987
Adjusted EBITDA by Segment
Banking	$151	$130	$305	$270
Retail	92	49	165	86
Hospitality	30	15	55	22
T&T	9	10	19	18
Corporate and Other	(1)	(3)	(5)	(7)
Total Adjusted EBITDA	$281	$201	$539	$389
For the three and six months ended June 30, 2021, the operations of Cardtronics from the close date, June 21, 2021, to June 30, 2021 have been included in the Banking segment results which includes $32 million of revenue and $8 million of Adjusted EBITDA.

The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA:

In millions	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Net income (loss) from continuing operations attributable to NCR	$(9)	64	$21	87
Transformation costs	7	8	15	13
Acquisition-related amortization of intangibles	23	19	43	41
Acquisition-related costs	56	—	83	—
Interest expense	61	57	106	107
Interest income	(1)	(1)	(4)	(2)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	76	68	146	131
Income tax expense (benefit)	31	(34)	48	(33)
Stock-based compensation expense	37	20	81	45
Total Adjusted EBITDA	$281	$201	$539	$389

The following table presents revenue by geography for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Americas	$1,007	$886	$1,936	$1,778
Europe, Middle East and Africa (EMEA)	447	407	864	810
Asia Pacific (APJ)	223	191	421	399
Total revenue	$1,677	$1,484	$3,221	$2,987

The following table presents revenue from products and services for NCR:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Recurring revenue (1)	$900	$814	$1,774	$1,616
All other products and services	749	670	1,419	1,371
Cardtronics revenue	32	—	32	—
Intercompany eliminations	(4)	—	(4)	—
Total revenue	$1,677	$1,484	$3,221	$2,987

(1) Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, cloud revenue, payment processing revenue, certain professional services arrangements as well as term-based software license arrangements that include customer termination rights and excludes the results of Cardtronics.

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	June 30, 2021		December 31, 2020
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$4	2.69%	$8	2.65%
Trade Receivables Securitization Facility	299	0.93%	—	—%
Total short-term borrowings	$303		$8
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$1,936	2.63%	$733	2.65%
Revolving credit facility (1)	100	2.60%	75	2.40%
Senior notes:
8.125% Senior Notes due 2025	400		400
5.750% Senior Notes due 2027	500		500
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		—
6.125% Senior Notes due 2029	500		500
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(70)		(40)
Other (1)	2	7.59%	2	7.68%
Total long-term debt	$5,668		$3,270

(1)    Interest rates are weighted-average interest rates as of June 30, 2021 and December 31, 2020.

Senior Secured Credit Facility As previously disclosed, on February 4, 2021 the Company entered into a fourth amendment to the Senior Secured Credit Facility, and, on February 16, 2021 the Company entered into (a) an amended and restated commitment letter (the "Commitment Letter"), with certain financial institutions party thereto (collectively, the "Commitment Parties"), (b) an incremental term loan A facility agreement (the Incremental Term Agreement) with the financial institutions party thereto as lenders, NCR International, Inc. (the "Guarantor Subsidiary"), and JPMorgan Chase Bank N.A., as the administrative agent (in such capacity, the "Administrative Agent") and (c) an incremental revolving facility agreement (the "Incremental Revolving Agreement") with certain financial institutions party thereto as lenders, the Guarantor Subsidiary, certain of the subsidiaries of NCR as borrowers (collectively, the "Foreign Borrowers") and the Administrative Agent.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Pursuant to the Commitment Letter, the Company obtained commitments for a senior bridge facility (which was intended to be secured, but a portion of which may have been unsecured) in an aggregate principal amount of $1.0 billion (the “Bridge Facility”). The Bridge Facility would have been available to the Company for the purpose of financing the Cardtronics Transaction, if, and to the extent, certain securities offerings were not issued on or prior to the closing of the Cardtronics Transaction. As noted below, on April 6, 2021, the Company issued $1.2 billion aggregate principal amount of 5.125% senior notes due 2029 (the “5.125% Notes”) which financed a portion of the purchase price consideration in connection with the Cardtronics Transaction. As a result, the commitments with respect to the Bridge Facility were terminated.

Pursuant to the Incremental Term Agreement, the Company obtained a senior secured incremental term loan A facility under the Senior Secured Credit Facility, in an aggregate principal amount of $1.505 billion (the "TLA Facility"). The senior secured credit facility also includes a senior secured term loan B facility (the "TLB Facility") in an aggregate principal amount of $750 million.

Pursuant to the Incremental Revolving Agreement, the lenders party thereto provided the Company and the Foreign Borrowers with a $1.1 billion revolving credit facility under the Senior Secured Credit Facility to replace the Company’s existing senior secured revolving credit facility. The revolving credit facility also allows a sub-facility that may be used for letters of credit, and, as of June 30, 2021, outstanding letters of credit were $26 million.

On June 24, 2021 (the “Conversion Effective Date”), the Company entered into an Incremental Revolving Facility Agreement (TLA-2 Conversion) (the “Incremental Revolving Conversion Agreement”), with the Guarantor Subsidiary and the Foreign Borrowers, the lenders party thereto and the Administrative Agent. Pursuant to the Incremental Revolving Conversion Agreement, $200 million of the TLA Facility was converted into an equal principal amount of senior secured incremental revolving credit commitments (the “Incremental Revolving Commitments”). The Incremental Revolving Conversion Agreement also amends and restates the credit agreement (the “Amended and Restated Credit Agreement”) to reflect, among other things, the Incremental Revolving Commitments, the TLA Facility and the Replacement Revolving Facility.

As a result, the aggregate principal amount under the TLA Facility is $1.305 billion and under the revolving credit facility is $1.3 billion. As of June 30, 2021, the term loan facilities (the TLA Facility and the TLB Facility) under the Senior Secured Credit Facility have an aggregate principal amount of $2.055 billion, of which $1.940 billion was outstanding. Additionally, as of June 30, 2021, there was $100 million outstanding under the revolving credit facility.

The terms of the Incremental Revolving Commitments are identical to the terms of the commitments under the Replacement Revolving Facility (together with the Incremental Revolving Commitments, the "Revolving Credit Facility"). Up to $400 million of the revolving credit facility is available to the Foreign Borrowers, as long as there is availability under the revolving credit facility. Term loans were made to the Company in U.S. Dollars, and loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling.

The outstanding principal balance of the TLB facility is required to be repaid in equal quarterly installments of  0.25% of the original aggregate principal amount that began with the fiscal quarter ending December 31, 2019, with the balance being due at maturity on August 28, 2026 (the "TLB Maturity Date").

The outstanding principal balance of the TLA Facility is required to be repaid in equal quarterly installments of 1.875% of the original aggregate principal amount thereof, beginning with the fiscal quarter ending September 30, 2021, with the balance being due at maturity on the earlier of (a) June 21, 2026 and (b) unless the loans under TLB Facility have been repaid prior to such date, the date that is 91 days prior to the TLB Maturity Date.

Commitments under the Revolving Credit Facility are scheduled to terminate on the earlier of (a) June 21, 2026 and (b) unless the loans under TLB Facility have been repaid prior to such date, the date that is 91 days prior to the TLB Maturity Date. Loans under the Revolving Credit Facility may be repaid and reborrowed prior to such date, subject to the satisfaction of customary conditions.

Amounts covered under the Revolving Credit Facility and the TLA Facility bear interest at LIBOR (or, in the case of amounts denominated in Euros, EURIBOR), or, at our option, in the case of amounts denominated in Dollars, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the rate of interest last quoted by the Wall Street Journal as the “prime rate”, (iii) the one-month LIBOR rate plus 1.00%, and (iv) 0.00% per annum (the "Base Rate"), plus, in each case, a margin ranging from 1.25% to 2.75% per annum for LIBOR-based and EURIBOR-based loans under such facilities and ranging from 0.25% to

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
1.75% per annum for Base Rate-based loans under such facilities, in each case, depending on our consolidated leverage ratio. Until we deliver financial statements for the fiscal quarter ended September 30, 2021, the applicable margin will be 2.50% for LIBOR-based and EURIBOR-based loans under such facilities and 1.50% for loans under such facilities. Amounts borrowed under the TLB Facility bear interest at LIBOR or, at our option, at the Base Rate, plus, in each case, a margin of 2.50% per annum for LIBOR-based loans and 1.50% per annum for Base Rate-based loans. The Amended and Restated Credit Agreement contains customary LIBOR and EURIBOR replacement provisions. The daily unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.15% to 0.45% per annum, depending on our consolidated leverage ratio.

The Senior Secured Credit Facility and the above described guarantee are secured by a first priority lien and security interest in certain equity interests owned by the Company and the Guarantor Subsidiary in certain of their respective domestic and foreign subsidiaries, and a first priority lien and security interest in substantially all of the Company's U.S. assets and the assets of the Guarantor Subsidiary, subject to certain exclusions. These security interests would be released if the Company achieves an “investment grade” rating and will remain released so long as the Company maintains that rating.
The Senior Secured Credit Facility includes affirmative and negative covenants that restrict or limit the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company's business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company's ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also includes a financial covenant with respect to the Revolving Credit Facility and the TLA Facility. The financial covenant requires the Company to maintain:
•a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending on or prior to December 31, 2021, 5.50 to 1.00, (ii) in the case of any fiscal quarter ending on or prior to September 30, 2022, 5.25 to 1.00, and (iii) in the case of any fiscal quarter ending on or after December 31, 2022, 4.75 to 1.00.
The Company has the option to elect to increase the maximum permitted leverage ratio for the periods described in the foregoing clause (iii) by 0.25 in connection with the consummation of any material acquisition (as defined in the Senior Secured Credit Facility) for three fiscal quarters.

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

For the three and six months ended June 30, 2021, the Company incurred financing fees of $2 million and $19 million, respectively, related to certain structuring and commitment fees as a result of the above referenced financing transactions entered into during the first quarter of 2021.

The Company may request, at any time and from time to time one or more incremental term loans and/or revolving credit facilities (subject to the agreement of existing lenders or additional financial institutions to provide such term loans and/or revolving credit facilities) and with no requirement that existing lenders providing such facilities with commitments in an aggregate amount not to exceed the greater of (i) $150 million, and (ii) such amount as would not cause the leverage ratio under the Senior Secured Credit Facility, calculated on a pro forma basis including the incremental facility and assuming that it and the revolver are fully drawn, to exceed 3.00 to 1.00, and the proceeds of which can be used for working capital requirements and other general corporate purposes.

Senior Unsecured Notes On August 21, 2019, the Company issued $500 million aggregate principal amount of 5.750% senior unsecured notes due in 2027 (the "5.750% Notes") and $500 million aggregate principal amount of 6.125% senior unsecured notes due in 2029 (the "6.125% Notes"). The 5.750% Notes were sold at 100% of the principal amount with a maturity date of September 1, 2027. The 6.125% Notes were sold at 100% of the principal amount with a maturity date of September 1, 2029. On April 13, 2020, the Company issued $400 million aggregate principal amount of 8.125% senior unsecured notes due in 2025 (the "8.125% Notes"). The 8.125% Notes were sold at 100% of the principal amount with a maturity date of April 15, 2025. On August 20, 2020, the Company issued $650 million aggregate principal amount of 5.000% senior unsecured notes due in 2028 (the "5.000% Notes") and $450 million aggregate principal amount of 5.250% senior unsecured notes due in 2030 (the 5.250%

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Notes). The 5.000% Notes and 5.250% Notes were sold at 100% of the principal amount and with maturity dates of October 1, 2028 and October 1, 2030, respectively.

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

On April 6, 2021, the Company issued the 5.125% Notes due 2029. The Company used the net proceeds from the issuance of the 5.125% Notes, together with the borrowing under its senior secured credit facilities to finance the consideration paid in connection with the Cardtronics Transaction.

The 5.125% Notes are senior unsecured obligations of the Company and guaranteed by the Guarantor Subsidiary.

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

Prior to April 15, 2024, the Company may redeem some or all of the 5.125% Notes by paying a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus the applicable premium, as defined in the applicable Indenture, as of, and accrued and unpaid interest to, but excluding, the applicable redemption date (subject to the right of holders of record of the applicable 5.125% Notes on the relevant record date to receive interest due on the relevant interest payment date).

On or after April 15 of the relevant year listed below, the Company may redeem some or all of the 5.125% Notes at the prices listed below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date): 2024 at a redemption price of 102.563%, 2025 at a redemption price of 101.281%, and 2026 and thereafter at a redemption price of 100%.

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

On August 2, 2021, the Company issued a Notice of Full Redemption of the 8.125% Notes pursuant to which the Company elected to redeem and will redeem on August 12, 2021 (the “Redemption Date”) $400 million aggregate principal amount of the outstanding 8.125% Notes at a redemption price equal to 100% of the principal amount of the 8.125% Notes plus the excess of (if any) (a) the present value at the Redemption Date of (i) the redemption price of 8.125% Notes on April 15, 2022, plus (ii) all required remaining scheduled interest payments due on the 8.125% Notes through April 15, 2022 (but excluding accrued and unpaid interest to, but excluding, the Redemption Date), computed using a discount rate equal to the Adjusted Treasury Rate (as described in the terms of the indenture relating to the 8.125% Notes), over (b) the principal amount of the 8.125% Notes on the Redemption Date, and accrued and unpaid interest to, but excluding, the Redemption Date (the “Redemption Price”). Holders of the 8.125% Notes will be paid the Redemption Price upon presentation and surrender of their notes for redemption.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Trade Receivables Securitization Facility In November 2014, the Company established a revolving trade receivables securitization facility (the "A/R Facility") with PNC Bank, National Association (PNC) as the administrative agent, and various lenders. In November 2019, the Company amended the A/R Facility to increase the maximum commitment made available under the Facility and extended the maturity date to November 2021. The amendment also included other modifications including the scope of receivables subject to the facility and related eligibility requirements, the adoption of a new benchmark for determining overnight funding rates and the fees and interest payable to the agent and lenders party thereto. The A/R Facility provides for up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions, of which $299 million was outstanding as of June 30, 2021.

Under the A/R Facility, NCR sells and/or contributes certain of its U.S. trade receivables to a wholly-owned, bankruptcy-remote subsidiary as they are originated, and advances by the lenders to that subsidiary are secured by those trade receivables.  The assets of this financing subsidiary are restricted as collateral for the payment of its obligations under the A/R Facility, and its assets and credit are not available to satisfy the debts and obligations owed to the creditors of the Company. The Company includes the assets, liabilities and results of operations of this financing subsidiary in its condensed consolidated financial statements. The financing subsidiary owned $490 million and $428 million of outstanding accounts receivable as of June 30, 2021 and December 31, 2020, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2021 and December 31, 2020 was $6.22 billion and $3.49 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $31 million for the three months ended June 30, 2021 compared to income tax benefit of $34 million for the three months ended June 30, 2020. The change was primarily driven by discrete tax expenses and benefits. In the three months ended June 30, 2021, the Company recognized a $34 million expense from recording a valuation allowance against interest limitation carryforwards in the U.S. and a $14 million benefit from the deferred tax impact of a tax law change enacted in the U.K. In the three months ended June 30, 2020, the Company recognized a $48 million tax benefit for the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits.

Income tax expense was $48 million for the six months ended June 30, 2021 compared to income tax benefit of $33 million for the six months ended June 30, 2020. The change was primarily driven by higher income before taxes and discrete tax expenses and benefits. In the six months ended June 30, 2021, the Company recognized a $34 million expense from recording a valuation allowance against interest limitation carryforwards in the U.S. and a $14 million benefit from the deferred tax impact of a tax law change in the U.K. In the six months ended June 30, 2020, the Company recognized a $48 million tax benefit for the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits and tax benefits of $2 million related to an error in the calculation of the permanent differences on stock compensation and $3 million for the write-off of tax payables incorrectly recorded in prior periods.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
jurisdictions. As a result, as of June 30, 2021, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $6 million to $24 million in the next 12 months.

7. STOCK COMPENSATION PLANS

As of June 30, 2021, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Restricted stock units	$30	$13	$66	$32
Stock options	5	6	11	10
Employee stock purchase plan	2	1	4	3
Stock-based compensation expense	37	20	81	45
Tax benefit	(4)	(2)	(9)	(5)
Stock-based compensation expense (net of tax)	$33	$18	$72	$40

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

Six months ended June 30
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

As of June 30, 2021, the total unrecognized compensation cost of $173 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.0 year. As of June 30, 2021, the total unrecognized compensation cost of $33 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 0.8 years.

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

For the three months ended June 30, 2021, employees purchased 0.2 million shares, at a discounted price of $32.25. For the three months ended June 30, 2020, employees purchased 0.3 million shares, at a discounted price of $14.72.

8. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended June 30 were as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2021	2020	2021	2020	2021	2020
Net service cost	$—	$—	$2	$2	$2	$2
Interest cost	8	13	2	2	10	15
Expected return on plan assets	(7)	(9)	(6)	(6)	(13)	(15)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic benefit cost (income)	$1	$4	$(2)	$(2)	$(1)	$2

Components of net periodic benefit cost (income) of the pension plans for the six months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2021	2020	2021	2020	2021	2020
Net service cost	$—	$—	$3	$3	$3	$3
Interest cost	17	26	4	6	21	32
Expected return on plan assets	(15)	(18)	(12)	(13)	(27)	(31)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic benefit cost (income)	$2	$8	$(5)	$(4)	$(3)	$4

Components of the benefit from the postretirement plan for the following periods were:

In millions	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Interest cost	$—	$—	$—	$—
Amortization of:
Prior service benefit	—	—	—	(1)
Actuarial loss	—	—	—	—
Net postretirement benefit	$—	$—	$—	$(1)

Components of the net cost of the postemployment plan for the following periods were:

	Three months ended June 30		Six months ended June 30
In millions	2021	2020	2021	2020
Net service cost	$3	$7	$9	$13
Interest cost	—	1	1	1
Amortization of:
Prior service benefit	—	(1)	(1)	(1)
Actuarial gain	—	(1)	—	(2)
Net benefit cost	$3	$6	$9	$11

Employer Contributions

Pension For the three and six months ended June 30, 2021, NCR contributed $5 million and $9 million to its international pension plans. NCR anticipates contributing an additional $11 million to its international pension plans for a total of $20 million in 2021.

Postretirement For the three and six months ended June 30, 2021, NCR made zero contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $2 million in 2021.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Postemployment For the three and six months ended June 30, 2021, NCR contributed $8 million and $18 million to its postemployment plan. NCR anticipates contributing an additional $21 million to its postemployment plan for a total of $39 million in 2021.

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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of June 30, 2021 and December 31, 2020, the receivable under the Funding Agreement was approximately $54 million, respectively, and was included in other assets in the Condensed Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable after 2021, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of June 30, 2021 and December 31, 2020, the gross reserve for the Fox River matter was approximately $6 million as of both periods. As of June 30, 2021 and December 31, 2020, the net reserve for the Fox River matter was approximately $28 million as of both periods. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of June 30, 2021 and December 31, 2020, approximately zero remained from this funding in both periods. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
As of June 30, 2021 and December 31, 2020, the total reserve for Kalamazoo was $121 million and $164 million, respectively. That figure is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors' and indemnitors' obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $140 million and the Company will continue to pursue such contribution.
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
Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
wastes can be and have been disposed of via private contractors, and as of the period ended June 30, 2021, NCR had disposed of approximately one-half of its lower-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. The government has given its final approvals and the Company has started to dispose of the high-concentration wastes in 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company has adjusted its existing reserve for the matter to take into account this cost estimate, and that reserve as of June 30, 2021 is $19 million compared to $20 million at December 31, 2020. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through June 30, 2021, NCR has received a combined gross total of approximately $202 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but is currently in settlement discussions with certain carriers over amounts potentially owed to the Company. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
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

Cardtronics Matters Cardtronics is subject to various legal proceedings and claims arising in the ordinary course of its business. Cardtronics has reported to NCR that it has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. Cardtronics’ management does not expect the outcome in any legal proceedings or claims, individually or collectively, to have a material adverse financial or operational impact on Cardtronics.

Kristen Schertzer, et al On March 1, 2019, Cardtronics was named as a defendant in a purported class action lawsuit stylized as Kristen Schertzer, et al. v. Bank of America, N.A., et al., Case No. 3:19-cv-00264, in the United States District Court for the Southern District of California, which alleges harm related to balance inquiry transactions. On September 28, 2020, the District Court issued a denial of Cardtronics’ motion to dismiss and the matter is proceeding to the discovery phase. Due to the early stages of this matter, including uncertainty related to class certification and potential amount claimed by the class, Cardtronics

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
is unable to determine if liability will arise from this matter or estimate the range of any potential liability. Cardtronics will vigorously defend this matter.

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of June 30, 2021 and December 31, 2020, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2021	2020
Warranty reserve liability
Beginning balance as of January 1	$18	$21
Accruals for warranties issued	14	15
Settlements (in cash or in kind)	(13)	(18)
Ending balance as of June 30	$19	$18

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

10. LEASING

Lessee We lease property, vehicles and equipment under operating and financing leases.  For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. Leases with a lease term 12 months or less at lease commencement are not recorded on our Condensed Consolidated Balance Sheet and are expensed on a straight-line basis over the lease term in our Condensed Consolidated Statement of Operations. Our leases may include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our incremental borrowing rate is based on a credit-adjusted

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
risk-free rate at commencement date, which best approximates a secured rate over a similar term of lease. Additionally, we do not separate lease and non-lease components for any asset classes, except for those leases embedded in certain service arrangements. Fixed and in-substance fixed payments are included in the recognition of the operating and financing assets and lease liabilities, however, variable lease payments, other than those based on a rate or index, are recognized in the Condensed Consolidated Statements of Operations in the period in which the obligation for those payments is incurred. The Company’s variable lease payments generally relate to payments tied to various indices, non-lease components and payments above a contractual minimum fixed payment.

The following table presents our lease balances as of June 30, 2021 and December 31, 2020:

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$439	$344
Finance lease assets	Property, plant and equipment, net	63	55
Accumulated amortization of finance lease assets	Property, plant and equipment, net	(26)	(18)
Total leased assets		$476	$381
Liabilities
Current
Operating lease liabilities	Other current liabilities	$105	$85
Finance lease liabilities	Other current liabilities	17	15
Noncurrent
Operating lease liabilities	Operating lease liabilities	420	325
Finance lease liabilities	Other liabilities	21	23
Total lease liabilities		$563	$448

The following tables present our lease costs for operating and finance leases:

	Three months ended June 30		Six months ended June 30
In millions	2021	2020	2021	2020
Operating lease cost	$34	$30	$65	$62
Finance lease cost
Amortization of leased assets	4	3	8	6
Interest on lease liabilities	1	1	1	1
Short-Term lease cost	1	1	2	2
Variable lease cost	5	9	11	16
Total lease cost	$45	$44	$87	$87

The following tables present the supplemental cash flow information:

	Three months ended June 30		Six months ended June 30
In millions	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43	$31	$74	$61
Operating cash flows from finance leases	$1	$1	$1	$1
Financing cash flows from finance leases	$4	$3	$8	$6
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$61	$4	$130	$2
Finance Leases	$1	$7	$2	$15

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of June 30, 2021:

In millions	Operating Leases	Finance Leases
Remainder of 2021	$70	$9
2022	106	17
2023	77	11
2024	62	3
2025	51	—
Thereafter	306	—
Total lease payments	672	40
Less: Amount representing interest	147	2
Present value of lease liabilities	$525	$38

The following table presents the weighted average remaining lease term and interest rates:

	June 30, 2021	December 31, 2020
Weighted average lease term:
Operating leases	8.5 years	8.7 years
Finance leases	2.4 years	2.7 years
Weighted average interest rates:
Operating leases	5.67%	6.45%
Finance leases	3.99%	4.59%

Lessor We have various arrangements for certain point-of-sale equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

11. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the the three months ended June 30, 2021, the Company paid cash dividends of $4 million. During the three months ended June 30, 2020, the Company paid dividends-in-kind of $7 million. During the six months ended June 30, 2021, the Company paid cash dividends of $8 million. During the the six months ended June 30, 2020, the Company paid total dividends of $13 million of which $7 million were dividends-in-kind and $6 million were paid in cash.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of June 30, 2021, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million shares.

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

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Numerator:
Income (loss) from continuing operations	$(9)	$64	$21	$87
Dividends on Series A Convertible Preferred Stock	(4)	(7)	(8)	(13)
Income (loss) from continuing operations attributable to NCR common stockholders	(13)	57	13	74
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to NCR common stockholders	$(13)	$57	$13	$74

Denominator:
Basic weighted average number of shares outstanding	131.0	128.0	130.5	128.0

Basic earnings per share:
From continuing operations	$(0.10)	$0.45	$0.10	$0.58
From discontinued operations	—	—	—	—
Total basic earnings per share	$(0.10)	$0.45	$0.10	$0.58

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Numerator:
Income (loss) from continuing operations	$(9)	$64	$21	$87
Dividends on Series A Convertible Preferred Stock	(4)	(7)	(8)	(13)
Income (loss) from continuing operations attributable to NCR common stockholders	(13)	57	13	74
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to NCR common stockholders	$(13)	$57	$13	$74

Denominator:
Basic weighted average number of shares outstanding	131.0	128.0	130.5	128.0
Dilutive effect of restricted stock units and stock options	—	0.9	5.6	1.7
Weighted average diluted shares	131.0	128.9	136.1	129.7

Diluted earnings per share:
From continuing operations	$(0.10)	$0.44	$0.10	$0.57
From discontinued operations	—	—	—	—
Total diluted earnings per share	$(0.10)	$0.44	$0.10	$0.57

For the three months ended June 30, 2021 shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended June 30, 2021 weighted average restricted stock units and options of 6.0 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

For the six months ended June 30, 2021, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the six months ended June 30, 2021, weighted average restricted stock units and stock options of 4.7 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. The amount we hedge and the duration of hedge contracts may vary significantly. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to U.S. Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. The related foreign exchange contracts are designated as highly effective cash flow hedges. The gains or losses on these hedges are deferred in accumulated other comprehensive income (AOCI) and reclassified to income when the underlying hedged transaction is recorded in earnings. As of June 30, 2021, the balance in AOCI related to foreign exchange derivative transactions was zero. The gains or losses from derivative contracts related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party.

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
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Fair Values of Derivative Instruments
	June 30, 2021
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$—			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$594	$1	Other current liabilities	$136	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$1			$1

	Fair Values of Derivative Instruments
	December 31, 2020
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$—			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$150	$—	Other current liabilities	$425	$1
Total derivatives not designated as hedging instruments			$—			$1
Total derivatives			$—			$1

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2021	For the three months ended June 30, 2020	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2021	For the three months ended June 30, 2020
Foreign exchange contracts	$—	$(3)	Cost of products	$—	$—
In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2021	For the six months ended June 30, 2020	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Foreign exchange contracts	$—	$—	Cost of products	$—	$(1)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended June 30		Six months ended June 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2021	2020	2021	2020
Foreign exchange contracts	Other (expense), net	$1	$5	$(14)	$11

Refer to Note 14, Fair Value of Assets and Liabilities, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for expected losses are adequate. As of June 30, 2021, we did not have any significant concentration of credit risk related to financial instruments.

14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are set forth as follows:

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	June 30, 2021
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$8	$8	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Total	$9	$8	$1	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

	December 31, 2020
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$22	$22	$—	$—
Foreign investments(2)	2	—	2	—
Foreign exchange contracts (2)	—	—	—	—
Total	$24	$22	$2	$—
Liabilities:
Foreign exchange contracts (3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

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

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three and six months ended June 30, 2021 and 2020.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2020	$(245)	$(26)	$—	$(271)
Other comprehensive income (loss) before reclassifications	1	—	—	1
Amounts reclassified from AOCI	—	(1)	—	(1)
Net current period other comprehensive (loss) income	1	(1)	—	—
Balance as of June 30, 2021	$(244)	$(27)	$—	$(271)

Reclassifications Out of AOCI

For the three months ended June 30, 2021
Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	—	—	—
Total before tax	$—	$—	$—	$—
Tax expense				—
Total reclassifications, net of tax				$—

	For the three months ended June 30, 2020
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	—	(1)
Selling, general and administrative expenses	(1)	—	—	(1)
Total before tax	$(1)	$(1)	$—	$(2)
Tax expense				1
Total reclassifications, net of tax				$(1)

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Reclassifications Out of AOCI

	For the six months ended June 30, 2021
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	—	(1)
Total before tax	$—	$(1)	$—	$(1)
Tax expense				—
Total reclassifications, net of tax				$(1)

	For the six months ended June 30, 2020
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$(1)	$(1)
Cost of services	(1)	(2)	—	(3)
Selling, general and administrative expenses	(1)	—	—	(1)
Total before tax	$(2)	$(2)	$(1)	$(5)
Tax expense				2
Total reclassifications, net of tax				$(3)

16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2021	December 31, 2020
Accounts receivable
Trade	$1,286	$1,120
Other	25	48
Accounts receivable, gross	1,311	1,168
Less: allowance for credit losses	(40)	(51)
Total accounts receivable, net	$1,271	$1,117
Our allowance for credit losses as of June 30, 2021 and December 31, 2020 was $40 million and $51 million, respectively. Our allowance for credit losses charged to expense for the three and six months ended June 30, 2021 was $3 million. Our allowance for credit losses charged to expense for the three and six months ended June 30 2020 was $9 million and $19 million, respectively. We increased our allowance for credit losses for the three and six months ended June 30, 2020 by $3 million and $6 million based upon forecasts that reflect increased economic uncertainty resulting from the COVID-19 pandemic. The Company recorded write-offs against the reserve for the three months ended June 30, 2021 and 2020 of $2 million and $4 million, respectively. The Company recorded write-offs against the reserve for the six months ended June 30, 2021 and 2020 of $14 million and $6 million, respectively.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The components of inventory are summarized as follows:

In millions	June 30, 2021	December 31, 2020
Inventories
Work in process and raw materials	$148	$133
Finished goods	184	135
Service parts	363	333
Total inventories	$695	$601

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
Second Quarter Overview

Our discussion within MD&A is organized as follows:

•Overview. This section contains background information on our company, summary of significant themes and events during the quarter as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three and six months ended June 30, 2021 to the results for the three and six months ended June 30, 2020.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at June 30, 2021.

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

•Banking - We offer solutions to customers in the financial services industry that power their digital transformation through software, services and hardware to deliver differentiated experiences for their customers and improve efficiency for the financial institution. Our managed services and ATM-as-a-Service help banks run their end-to-end ATM channel, positioning NCR as a strategic partner. We augment these solutions by offering a full line of software, services and hardware including interactive teller machines (ITM), and recycling, multi-function and cash dispense ATMs. NCR's digital banking solutions enable anytime-anywhere convenience for a financial institution’s consumer and business customers. We also help institutions implement their digital first platform strategy by providing solutions for banking channel services, transaction processing, imaging, and branch services. Cardtronics provides financial-related services to cardholders through Cardtronics' networks and, separately, Cardtronics owns and operates the Allpoint network, a retail-based surcharge-free ATM network. Cardtronics also provides ATM management and ATM equipment-related services to large retail merchants and smaller retailers.

•Retail - We offer software-defined solutions to customers in the retail industry, leading with digital, to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions are designed to improve operational efficiency, selling productivity, customer satisfaction and purchasing decisions; provide secure checkout processes and payment systems; and increase service levels. These solutions include retail-oriented technologies such as comprehensive API-point of sale (POS) retail software platforms and applications, hardware terminals, self-service kiosks including self-checkout (SCO), payment processing solutions, and bar-code scanners.
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
SIGNIFICANT THEMES AND EVENTS

As more fully discussed in later sections of this MD&A, the following were significant themes and events for the second quarter of 2021.

•Revenue of $1,677 million, up 13%
•Significant profit margin expansion driven by cost reductions and favorable mix of revenue
•Closed the acquisition of Cardtronics plc on June 21, 2021

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

IMPACTS FROM THE COVID-19 PANDEMIC

We continue to navigate through the challenging times presented by COVID-19, with a sharp focus on safeguarding our employees and helping our customers. Despite the unprecedented environment, our teams are executing at a high level and we are advancing our strategy. While it is difficult to project how disruptive and protracted the pandemic will be, we do expect it will negatively impact our business.

The COVID-19 pandemic is complex and continues to evolve. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of the pandemic, as well as any additional governmental and public actions taken in response. We continue to evaluate the long-term impact that COVID-19 may have on our business model. There can be no assurance that the measures we have taken, or will take, will completely offset the negative impact of COVID-19.

Results from Operations

For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020

Key Strategic Financial Metrics

The following tables show our key strategic financial metrics for the three and six months ended June 30, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year. For the software and services revenue and recurring revenue metrics below we have excluded the results of operations of Cardtronics for the period from the date of acquisition, June 21, 2021 to June 30, 2021 which was $32 million of revenue. For the Adjusted EBITDA metric below, we have included the results of Cardtronics for the period from the date of acquisition, June 21, 2021 to June 30, 2021 which was $8 million of Adjusted EBITDA.

Software and services revenue as a percentage of total revenue - NCR standalone

	Three months ended June 30		Percentage of Total Revenue - NCR Standalone		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Software & Services	$1,144	$1,065	69.4%	71.8%	7%
Hardware	505	419	30.6%	28.2%	21%
Total Revenue - NCR Standalone	$1,649	$1,484	100.0%	100.0%	11%

	Six months ended June 30		Percentage of Total Revenue - NCR Standalone		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Software & Services	$2,254	$2,175	70.6%	72.8%	4%
Hardware	939	812	29.4%	27.2%	16%
Total Revenue - NCR Standalone	$3,193	$2,987	100.0%	100.0%	7%

Recurring revenue as a percentage of total revenue - NCR standalone

	Three months ended June 30		Percentage of Total Revenue - NCR Standalone		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Recurring revenue (1)	$900	$814	54.6%	54.9%	11%
All other products and services	749	670	45.4%	45.1%	12%
Total Revenue - NCR Standalone	$1,649	$1,484	100.0%	100.0%	11%

	Six months ended June 30		Percentage of Total Revenue - NCR Standalone		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Recurring revenue (1)	$1,774	$1,616	55.6%	54.1%	10%
All other products and services	1,419	1,371	44.4%	45.9%	4%
Total Revenue - NCR Standalone	$3,193	$2,987	100.0%	100.0%	7%

(1) Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, cloud revenue, payment processing revenue, and certain professional services arrangements as well as term-based software license arrangements that include customer termination rights and excludes the results from Cardtronics.

Net income (loss) from continuing operations and Adjusted EBITDA as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Net income (loss) from continuing operations	$(9)	$64	(0.5)%	4.3%	(114)%
Adjusted EBITDA	$281	$201	16.8%	13.5%	40%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Net income (loss) from continuing operations	$21	$87	2.0%	2.9%	(76)%
Adjusted EBITDA	$539	$389	16.7%	13.0%	39%

Non-GAAP Financial Measures:

Total Revenue - NCR Standalone NCR presents certain financial measures, such as total revenue, on a standalone basis, which excludes the impacts from the operations of Cardtronics for the period from the date of close, June 21, 2021 to June 30, 2021. NCR’s management believes that presentation of this financial measure, which excludes Cardtronics, is more representative of the company's period-over-period operating performance and provides additional insight which may be helpful for investors.

	Three months ended June 30		Six months ended June 30
In millions	2021	2020	2021	2020
Total Revenue (GAAP)	$1,677	$1,484	$3,221	$2,987
Less Cardtronics revenue	(32)	—	(32)	—
Plus intercompany eliminations	4	—	4	—
Total Revenue - NCR Standalone (non-GAAP)	$1,649	$1,484	$3,193	$2,987

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) NCR's management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of strength and performance of the Company's ongoing business operations, including funding discretionary spending such as capital expenditures, strategic acquisitions, and other investments. NCR determines Adjusted EBITDA based on GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles, restructuring charges, among others. Refer to the table below for the reconciliations of net income (loss) from continuing operations (GAAP) to Adjusted EBITDA (non-GAAP).

	Three months ended June 30		Six months ended June 30
In millions	2021	2020	2021	2020
Net income (loss) from continuing operations (GAAP)	$(9)	$64	$21	$87
Transformation and restructuring costs	7	8	15	13
Acquisition-related amortization of intangibles	23	19	43	41
Acquisition-related costs	56	—	83	—
Interest expense	61	57	106	107
Interest income	(1)	(1)	(4)	(2)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	76	68	146	131
Income taxes	31	(34)	48	(33)
Stock-based compensation expense	37	20	81	45
Adjusted EBITDA (non-GAAP)	$281	$201	$539	$389

Consolidated Results

The following table shows our results for the three and six months ended June 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Product revenue	$551	$481	32.9%	32.4%	15%
Service revenue	1,126	1,003	67.1%	67.6%	12%
Total revenue	1,677	1,484	100.0%	100.0%	13%
Product gross margin	98	70	17.8%	14.6%	40%
Service gross margin	358	302	31.8%	30.1%	19%
Total gross margin	456	372	27.2%	25.1%	23%
Selling, general and administrative expenses	303	234	18.1%	15.8%	29%
Research and development expenses	69	49	4.1%	3.3%	41%
Total operating expenses	372	283	22.2%	19.1%	31%
Income from operations	$84	$89	5.0%	6.0%	(6)%

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Product revenue	$1,033	$955	32.1%	32.0%	8%
Service revenue	2,188	2,032	67.9%	68.0%	8%
Total revenue	3,221	2,987	100.0%	100.0%	8%
Product gross margin	172	153	16.7%	16.0%	12%
Service gross margin	698	616	31.9%	30.3%	13%
Total gross margin	870	769	27.0%	25.7%	13%
Selling, general and administrative expenses	541	489	16.8%	16.4%	11%
Research and development expenses	135	114	4.2%	3.8%	18%
Total operating expenses	676	603	21.0%	20.2%	12%
Income from operations	$194	$166	6.0%	5.6%	17%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin and service gross margin, which are divided by the related component of revenue.

Revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 vs 2020
Product revenue	$551	$481	32.9%	32.4%	15%
Service revenue	1,126	1,003	67.1%	67.6%	12%
Total revenue	$1,677	$1,484	100.0%	100.0%	13%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 vs 2020
Product revenue	$1,033	$955	32.1%	32.0%	8%
Service revenue	2,188	2,032	67.9%	68.0%	8%
Total revenue	$3,221	$2,987	100.0%	100.0%	8%

Product revenue includes our hardware and software license revenue streams. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue as well as professional services revenue.

For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020

On June 21, 2021, we completed the transaction with Cardtronics plc ("Cardtronics"). The second quarter 2021 results include the operations of Cardtronics from June 21, 2021 to June 30, 2021. As a result, revenue includes $32 million and Adjusted EBITDA includes $8 million from Cardtronics.

Total revenue increased 13% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Total revenue increased 8% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Product revenue for the three and six months ended June 30, 2021 increased due to growth in SCO and POS revenue partially offset by a decline in ATM revenue. Service revenue for the three and six months ended June 30, 2021 increased mainly due to growth in hardware and software maintenance revenue as well as an increase in software-as-a-service revenue.

Gross Margin

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Product gross margin	$98	$70	17.8%	14.6%	40%
Service gross margin	358	302	31.8%	30.1%	19%
Total gross margin	$456	$372	27.2%	25.1%	23%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Gross margin as a percentage of revenue in the three months ended June 30, 2021 was 27.2% compared to 25.1% in the three months ended June 30, 2020. Gross margin in the three months ended June 30, 2021 included $7 million of transformation and restructuring costs and $9 million of amortization of acquisition-related intangible assets. Gross margin for the three months ended June 30, 2020 included $5 million of transformation and restructuring costs and $4 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue increased from 25.7% to 28.1% due to an increase in the favorable mix of revenue and recurring cost-saving actions partially offset by increased supply chain costs.

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Product gross margin	$172	$153	16.7%	16.0%	12%
Service gross margin	698	616	31.9%	30.3%	13%
Total gross margin	$870	$769	27.0%	25.7%	13%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Gross margin as a percentage of revenue in the six months ended June 30, 2021 was 27.0% compared to 25.7% in the six months ended June 30, 2020. Gross margin in the six months ended June 30, 2021 included $11 million of transformation and restructuring costs and $16 million of amortization of acquisition-related intangible assets. Gross margin for the six months ended June 30, 2020 included $5 million of transformation and restructuring costs and $11 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue increased from 26.3% to 27.8% due to an increase in the favorable mix of revenue and recurring cost-saving actions.

Selling, General and Administrative Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 vs 2020
Selling, general and administrative expenses	$303	$234	18.1%	15.8%	29%

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Selling, general, and administrative expenses were $303 million compared to $234 million in the three months ended June 30, 2021 and 2020, respectively. As a percentage of revenue, selling, general and administrative expenses were 18.1% compared to 15.8% in the three months ended June 30, 2021 and 2020, respectively. In the three months ended June 30, 2021, selling, general and administrative expenses primarily included $14 million of amortization of acquisition-related intangible assets and $59 million of acquisition-related costs. In the three months ended June 30, 2020, selling, general and administrative expenses included $3 million of transformation and restructuring costs and $15 million of amortization of acquisition-related intangible assets. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 14.6% to 13.7% primarily due an increase in revenue and recurring cost-saving actions implemented.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 vs 2020
Selling, general and administrative expenses	$541	$489	16.8%	16.4%	11%

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Selling, general, and administrative expenses were $541 million compared to $489 million in the six months ended June 30, 2021 and 2020, respectively. As a percentage of revenue, selling, general and administrative expenses were 16.8% compared to 16.4% in the six months ended June 30, 2021 and 2020, respectively. In the six months ended June 30, 2021, selling, general and administrative expenses included $3 million of transformation and restructuring costs, $27 million of amortization of acquisition-related intangible assets and $69 million of acquisition-related costs. In the six months ended June 30, 2020, selling, general and administrative expenses included $8 million of transformation and restructuring costs and $30 million of amortization of acquisition-related intangible assets. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 15.1% to 13.7% primarily due an increase in revenue and cost-saving actions implemented.

Research and Development Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Research and development expenses	$69	$49	4.1%	3.3%	41%

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Research and development expenses were $69 million compared to $49 million in the three months ended June 30, 2021 and 2020, respectively. As a percentage of revenue, these costs were 4.1% and 3.3% in the three months ended June 30, 2021 and 2020, respectively. In the three months ended June 30, 2021, research and development expenses included $1 million of reduction in costs related to our transformation and restructuring costs. After considering this item, research and development expenses increased slightly as a percentage of revenue from 3.3% to 4.2% due to an increase in research and development costs related to higher strategic investment.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Research and development expenses	$135	$114	4.2%	3.8%	18%

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Research and development expenses were $135 million compared to $114 million in the six months ended June 30, 2021 and 2020, respectively. As a percentage of revenue, these costs were 4.2% and 3.8% in the six months ended June 30, 2021 and 2020, respectively. In the six months ended June 30, 2021, research and development expenses included $1 million of costs related to our transformation and restructuring costs. After considering this item, research and development expenses increased slightly as a percentage of revenue from 3.8% to 4.2% due to an increase in research and development costs related to higher strategic investment.

Interest Expense

	Three months ended June 30		Increase (Decrease)
In millions	2021	2020	2021 v 2020
Interest expense	$61	$57	7%

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Interest expense was $61 million compared to $57 million in the three months ended June 30, 2021 and 2020, respectively. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility. The main driver was related to the increase in total outstanding debt during the three months ended June 30, 2021 as a result of the closing of the acquisition of Cardtronics.

	Six months ended June 30		Increase (Decrease)
In millions	2021	2020	2021 v 2020
Interest expense	$106	$107	(1)%

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Interest expense was $106 million compared to $107 million in the six months ended June 30, 2021 and 2020, respectively. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility. The lower average interest rates on the Company's senior unsecured notes partially offset by the higher average outstanding principal balances slightly decreased interest expense during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Other Income (Expense), net

Other income (expense), net was an expense of $1 million and $2 million in the three months ended June 30, 2021 and 2020, respectively, and was $18 million and $4 million in the six months ended June 30, 2021 and 2020, respectively, with the components reflected in the following table:

	Three months ended June 30		Six months ended June 30
In millions	2021	2020	2021	2020
Interest income	$1	$1	$4	$2
Foreign currency fluctuations and foreign exchange contracts	(3)	(3)	(7)	(5)
Bank-related fees	(2)	(1)	(21)	(3)
Employee benefit plans	3	1	6	2
Other income (expense), net	$(1)	$(2)	$(18)	$(4)

In the six months ended June 30, 2021, the Company incurred financing fees of $19 million related to certain structuring and commitment fees as a result of the financing transactions entered into during the first quarter of 2021 related to the transaction with Cardtronics. Refer to Note 5, Debt Obligations of the Notes to Condensed Consolidated Financial Statements for additional discussion on the financing transactions.

Income Taxes

	Three months ended June 30		Increase (Decrease)
In millions	2021	2020	2021 v 2020
Income tax expense (benefit)	$31	$(34)	(191)%

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $31 million for the three months ended June 30, 2021 compared to income tax benefit of $34 million for the three months ended June 30, 2020. The change was primarily driven by discrete tax expenses and benefits. In the three months ended June 30, 2021, the Company recognized a $34 million expense from recording a valuation allowance against interest limitation carryforwards in the U.S. and a $14 million benefit from the deferred tax impact of a tax law change in the U.K. In the three months ended June 30, 2020, the Company recognized a $48 million tax benefit for the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits.

	Six months ended June 30		Increase (Decrease)
In millions	2021	2020	2021 v 2020
Income tax expense (benefit)	$48	$(33)	(245)%

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Income tax expense was $48 million for the six months ended June 30, 2021 compared to income tax benefit of $33 million for the six months ended June 30, 2020 The change was primarily driven by higher income before taxes and changes in discrete tax expenses and benefits. In the six months ended June 30, 2021, the Company recognized a $34 million expense from recording a valuation allowance against interest limitation carryforwards in the U.S. and a $14 million benefit from the deferred tax impact of a tax law change in the U.K. In the six months ended June 30, 2020, the Company recognized a $48 million tax benefit for the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits.

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

On June 21, 2021, we completed the transaction with Cardtronics. The second quarter 2021 results include the operations of Cardtronics from June 21, 2021 to June 30, 2021 which have been included in the Banking segment. As a result, Banking revenue includes $32 million and Banking Adjusted EBITDA includes $8 million.

The following tables show our segment revenue and adjusted EBITDA for the three and six months ended June 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Revenue
Banking	$809	$763	48.3%	51.4%	6%
Retail	576	483	34.3%	32.5%	19%
Hospitality	215	160	12.8%	10.8%	34%
T&T	77	78	4.6%	5.3%	(1)%
Total Revenue	$1,677	$1,484	100.0%	100.0%	13%

Adjusted EBITDA by Segment
Banking	$151	$130	18.7%	17.0%	16%
Retail	92	49	16.0%	10.1%	88%
Hospitality	30	15	14.0%	9.4%	100%
T&T	9	10	11.7%	12.8%	(10)%
Corporate & Other	(1)	(3)
Total Adjusted EBITDA	$281	$201	16.8%	13.5%	40%

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Revenue
Banking	$1,565	$1,526	48.6%	51.1%	3%
Retail	1,108	955	34.4%	32.0%	16%
Hospitality	394	329	12.2%	11.0%	20%
T&T	154	177	4.8%	5.9%	(13)%
Total Revenue	$3,221	$2,987	100.0%	100.0%	8%

Adjusted EBITDA by Segment
Banking	$305	$270	19.5%	17.7%	13%
Retail	165	86	14.9%	9.0%	92%
Hospitality	55	22	14.0%	6.7%	150%
T&T	19	18	12.3%	10.2%	6%
Corporate & Other	(5)	(7)
Total Adjusted EBITDA	$539	$389	16.7%	13.0%	39%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.

Segment Revenue

For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020

Banking revenue increased 6% and 3% for the three and six months ended June 30, 2021, respectively, due to higher software and services revenue partially offset by a decline in ATM hardware revenue. Cardtronics increased Banking revenue by 4% and 2% for the three and six months ended June 30, 2021, respectively, on the revenue comparison.

Retail revenue increased 19% and 16% for the three and six months ended June 30, 2021, respectively, due to growth in self-checkout and point-of-sale solutions revenue across both of our food-drug-merchandise and convenience-fuel-retail customers.

Hospitality revenue increased 34% and 20% for the three and six months ended June 30, 2021, respectively, due to an increase in point-of-sale revenue as well as higher services revenue.

T&T revenue decreased 1% and 13% for the three and six months ended June 30, 2021, respectively, driven by a decrease in services revenue.

Segment Adjusted EBITDA

For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020

Banking adjusted EBITDA increased for the three and six months ended June 30, 2021 primarily driven by the increase in recurring revenue as well as costs saving initiatives which lowered operating expenses.

Retail adjusted EBITDA increased for the three and six months ended June 30, 2021 primarily driven by the increase in self-checkout and point-of-sale solutions and recurring revenue as well as costs saving initiatives which lowered operating expenses.

Hospitality adjusted EBITDA increased for the three and six months ended June 30, 2021 primarily driven by an increase in revenue as well as costs saving initiatives which lowered operating expenses.

T&T adjusted EBITDA decreased slightly for the three and six months ended June 30, 2021 primarily driven by lower revenue. T&T adjusted EBITDA increased slightly for the six months ended June 30, 2021 primarily driven by costs saving initiatives which lowered operating expenses.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $310 million in the six months ended June 30, 2021 compared to cash provided by operating activities of $283 million in the six months ended June 30, 2020. The increase in cash provided by operating activities was due to higher operating earnings.

NCR’s management uses a non-GAAP measure called “free cash flow” to assess the financial performance of the Company. We define free cash flow as net cash provided by (used in) operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus restricted cash settlement activity, plus acquisition-related items, and plus pension contributions and settlements. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchases of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the six months ended June 30:

	Six months ended June 30
In millions	2021	2020
Net cash provided by operating activities	$310	$283
Expenditures for property, plant and equipment	(30)	(18)
Additions to capitalized software	(110)	(122)
Restricted cash settlement activity	1	(6)
Acquisition related items	55	—
Pension contributions	9	9
Free cash flow (non-GAAP)	$235	$146

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment. During the six months ended June 30, 2021, the payments for business combinations totaled $2,464 million, net of cash acquired, mainly for the cash consideration paid related to the acquisition of Cardtronics completed in the second quarter of 2021. During the six months ended June 30, 2020, the payments for business combinations was $25 million, mainly for the remaining consideration paid related to the acquisition of Zynstra Ltd. completed in 2019.

Our financing activities include borrowings and repayments of credit facilities and notes. During the six months ended June 30, 2021, in connection with the acquisition of Cardtronics, we issued new senior unsecured notes for an aggregate principal amount of $1.2 billion and amended and restated the senior secured credit facility to add an incremental term loan for $1.505 billion, of which $200 million converted into the revolving credit facility. Additionally, we paid $32 million of deferred financing fees related to these transactions.

Financing activities during the six months ended June 30, 2021 also included dividends paid on the Series A preferred stock of $8 million, proceeds from stock employee plans of $18 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $25 million. Financing activities during the six months ended June 30, 2020 included the repurchase of our common stock for a total of $41 million, dividends paid on the Series A preferred stock of $6 million, proceeds from stock employee plans of $9 million and tax withholding payments on behalf of employees for stock based awards that vested of $25 million.

Long Term Borrowings The senior secured credit facility consists of term loan facilities in an aggregate principal amount of $2.055 billion, of which $1.94 billion was outstanding as of June 30, 2021. Additionally, the senior secured credit facility provides for a five-year revolving credit facility with an aggregate principal amount of $1.3 billion, of which $100 million was outstanding as of June 30, 2021. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of June 30, 2021, there were $26 million letters of credit outstanding.

As of June 30, 2021, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $400 million in aggregate principal balance of 8.125% senior unsecured notes due in 2025, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029, and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

On August 2, 2021, the Company issued a Notice of Full Redemption of the 8.125% Notes pursuant to which the Company elected to redeem and will redeem on August 12, 2021 (the “Redemption Date”) $400 million aggregate principal amount of the outstanding 8.125% Notes at a redemption price equal to 100% of the principal amount of the 8.125% Notes plus the excess of (if any) (a) the present value at the Redemption Date of (i) the redemption price of 8.125% Notes on April 15, 2022, plus (ii) all required remaining scheduled interest payments due on the 8.125% Notes through April 15, 2022 (but excluding accrued and unpaid interest to, but excluding, the Redemption Date), computed using a discount rate equal to the Adjusted Treasury Rate (as described in the terms of the indenture relating to the 8.125% Notes), over (b) the principal amount of the 8.125% Notes on the Redemption Date, and accrued and unpaid interest to, but excluding, the Redemption Date (the “Redemption Price”). Holders of the 8.125% Notes will be paid the Redemption Price upon presentation and surrender of their notes for redemption.

Our revolving trade receivables securitization facility provides the Company with up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions. As of June 30, 2021, the Company had $299 million outstanding under the facility.

See Note 5, Debt Obligations, of the Notes to Condensed Consolidated Financial Statements for further information on the senior secured credit facility (including certain amendments to such facility) and the senior unsecured notes in connection with the acquisition of Cardtronics.

Employee Benefit Plans In 2021, we expect to make contributions of $20 million to our international pension plans, $39 million to our postemployment plan and $2 million to our postretirement plan. For additional information, refer to Note 8, Employee Benefit Plans of the Notes to the Condensed Consolidated Financial Statements.

Series A Convertible Preferred Stock As of June 30, 2021, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the the six months ended June 30, 2021, the Company paid cash dividends of $8 million. During the six months ended June 30, 2020, the Company paid total dividends of $13 million of which $7 million were dividends-in-kind and $6 million were paid in cash.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of June 30, 2021 and December 31, 2020, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 9.2 million shares, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at June 30, 2021 and December 31, 2020 were $386 million and $329 million, respectively. This balance also includes the cash and cash equivalents for Cardtronics plc and its subsidiaries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of June 30, 2021, our cash and cash equivalents totaled $449 million and our total debt was $6.04 billion.

As of June 30, 2021, our borrowing capacity under the revolving credit facility was approximately $1,174 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2020 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

Contractual and Other Commercial Commitments

There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2020 except as noted below.

During the second quarter of 2021, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. In connection with the Cardtronics transaction, we issued a senior secured incremental term loan A facilities under the Senior Secured Credit Facility, in an aggregate principal amount of $1.505 billion of which $200 million of the term loan A facility was converted into revolving credit commitments under the Senior Secured Credit Facility. Additionally, on April 6, 2021, the Company issued $1.2 billion aggregate principal amount of 5.125% senior notes due 2029.

These transactions significantly altered the contractual and other commercial commitments related to debt obligations and interest on debt obligations previously described in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table outlines our future debt obligations and future interest on debt obligations as of June 30, 2021 with projected cash payments in the years shown:

In millions	Total Amounts		2021-2022	2023-2024	2025 & Thereafter
Debt Obligations	$6,041		$382	$311	$5,348
Interest on debt obligations	1,771	1,771	396	515	860
Total debt obligations	$7,812		$778	$826	$6,208

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC Regulation S-K Item 303 (a) (4) (ii).
Critical Accounting Policies and Estimates
Management reassessed the critical accounting policies as disclosed in our 2020 Annual Report on Form 10-K and determined that there were no changes to our critical accounting policies or our estimates associated with those policies in the six months ended June 30, 2021.
New Accounting Pronouncements
See discussion in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for new accounting pronouncements.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “believe,” “will,” “should,” “would,” “potential,” “proposed,” “objective,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to NCR’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: the impact of the coronavirus (COVID-19) pandemic on our supply chain costs, including but not limited to, materials, labor and freight, business, financial condition and results of operations; domestic and global economic and credit conditions including, in particular, political, consumer, and unemployment conditions, the imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, execution of the United Kingdom’s exit from the European Union, uncertainty over further potential changes in Eurozone participation, fluctuations in oil and commodity prices, and our customer responses to the same; the transformation of our business model to an as-a-service company with focus on, among other items, increased software and services revenue, and recurring revenue; our ability grow software and services and expanding our customer base; our ability to successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business; defects, errors, installation difficulties or development delays in our products; disruptions in our data center hosting facilities; our ability to compete effectively within the technology industry; reliance on third party suppliers; our multinational operations, including in new and emerging markets; our ability to successfully integrate acquisitions or effectively manage alliance activities, including but not limited to, the Cardtronics acquisition; continuous improvement, customer experience, restructuring and cost reduction initiatives; our ability to retain key employees, or attract quality new and replacement employees; financing and liquidity risks including: our level of indebtedness; the terms of the documents governing our indebtedness including financial and other covenants; the incurrence of substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in our risk factors relating to indebtedness and repurchase obligations; sufficiency of our cash flows including to service our indebtedness; interest rate risk, which could cause our debt service obligations to increase significantly; our ability to raise the funds necessary to finance a required repurchase of our senior unsecured notes or our Series A Convertible Preferred Stock; a lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; our pension liabilities; data protection, cybersecurity and privacy risks; intellectual property risks including protection, development and our ability to manage third party claims regarding patents and other intellectual property rights; legal and regulatory risks including unanticipated changes to our tax rates and additional income tax liabilities; environmental exposures from our historical and ongoing manufacturing activities; uncertainties with regard to regulations, lawsuits, claims, and other matters across various jurisdictions; other risks including the impact of the terms of our Series A Convertible Preferred Stock relating to voting power, share dilution and market price of our common stock, as well as rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders; actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders; potential write-down of the value of certain significant assets; the integration of the business of Cardtronics and realization of anticipated benefits; the United Kingdom Competition and Markets Authority (the “CMA”) review of the Cardtronics transaction and remedies that may be required if the CMA does not approve the transaction as contemplated, including but not limited to, the divestiture of certain NCR and/or Cardtronics businesses; loss of management personnel and other key employees of NCR and Cardtronics related to the Cardtronics transaction; unknown or developing litigation or claims involving Cardtronics; certain additional significant risks and uncertainties from the Cardtronics business and industry such as reduced need for cash in the marketplace or a decline in the usage of Cardtronics ATMs related to the proliferation of payment options; changes in financial services transaction fees, loss of or change in key merchant contracts or bank sponsorships, change in interchange fees or rates, EFT network rules and regulations compliance, vault cash risks, election by Cardtronics merchant customers not to participate in the surcharge-free network offerings, cash-in-transit risks, and settlement of merchant funds or in the vault cash reconciliations; and increased total indebtedness following completion of the Cardtronics acquisition and the implications related to such indebtedness. Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $26 million as of June 30, 2021 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was weaker in the second quarter of 2021 compared to the second quarter of 2020 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 61% of our borrowings were on a fixed rate basis as of June 30, 2021. The increase in pre-tax interest expense for the six months ended June 30, 2021 from a hypothetical 100 basis point increase in variable interest rates would be approximately $5 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2021, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2021, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.
We completed the Cardtronics acquisition on June 21, 2021 (see Note 2, Business Combinations of the Notes to Condensed Consolidated Financial Statements). The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Cardtronics. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Cardtronics represented approximately 2% of our gross revenue for the three months ended June 30, 2021. Total assets of the acquired business as of June 30, 2021 represented approximately 28% of total consolidated assets, consisting principally of goodwill and other intangible assets.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 9, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.    RISK FACTORS

The following information with respect to the acquisition of Cardtronics plc ("Cardtronics") supplements the disclosure set forth under Part I, Item IA ("Risk Factors") of the Company's 2020 Annual Report on Form 10-K ("Form 10-K"). In addition to the items noted below, the risk associated with the Cardtronics business are similar to those NCR faces in many respects, and therefore the acquisition will in many cases increase our exposure to the risks noted in our Form 10-K. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial conditions and results of operations. If any of the risks and uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

NCR may be unable to integrate the business of Cardtronics successfully or realize certain anticipated benefits, or may be required to divest certain businesses. The legal acquisition of Cardtronics closed on June 21, 2021. Prior to the closing, the United Kingdom Competition and Markets Authority ("CMA") initiated a review of the transaction and issued an Initial Enforcement Order, effective on June 21, 2021, on NCR Corporation, NCR UK Group Limited and Cardtronics plc in relation to the acquisition (the "Initial Order"). The Initial Order requires the companies and each of their subsidiaries to operate separately and independently while the CMA reviews the transaction. Additionally, pursuant to the Initial Order, the companies and each of their subsidiaries are precluded from commencing any integration activities and as a result, certain anticipated benefits will be delayed until approval is received by the CMA, or potentially not be realized if the CMA does not approve the transaction. If the CMA does not approve the transaction as contemplated, certain remedies may be required, including but not limited to, the divestiture of certain NCR and/or Cardtronics businesses.

Notwithstanding the result of the pending review by the CMA, NCR may fail to realize the anticipated benefits and synergies, which could adversely affect the business, financial condition and operating results of the Company. The success of the acquisition will depend, in significant part, on the ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. This growth and anticipated benefits may not be realized fully or at all, or may take longer than expected to realize. Actual operating technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives, NCR's business, financial condition and operating results may be adversely affected.

Uncertainties associated with the acquisition may cause loss of management personnel and other key employees of NCR and Cardtronics, which could adversely affect the future business and operations following the acquisition. NCR and Cardtronics are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. Success after the acquisition will depend in part upon NCR's and Cardtronics' ability to retain key management personnel and other key employees. Current and prospective employees may experience uncertainty about their roles following the acquisition which may have an adverse effect on the ability to retain personnel after the acquisition, including key management, who are critical to the future operations of the combined company. We could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional requirements and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition. No assurance can be given that we will be able to retain or attract key management personnel and other key employees of NCR and Cardtronics to the same extent that NCR and Cardtronics have previously been able to retain or attract their own employees.

Unknown or developing litigation or claims involving Cardtronics could result in the payment of damages or other remedies, or cause reputational harm to NCR. Cardtronics may be exposed to unknown or developing claims, which could result in one or more litigation matters being asserted against the Company or its subsidiaries. Additionally, stockholder lawsuits are often brought against companies that have entered into merger agreements. Defending against any of these claims, even where the claims are without merit, can result in substantial costs and divert management time and resources. If we are unsuccessful in our defense of any of these claims, we may be forced to pay damages or be subject to other remedies, any of which could have an adverse effect on our business, financial condition and results of operations, or cause reputational harm to NCR.

We are subject to certain additional significant risks and uncertainties from the Cardtronics business and industry. As a result of the acquisition, the following additional risks where identified related to the Cardtronics business and industry.

•The proliferation of payment options and increasingly frictionless methods of payment other than cash, including credit cards, debit cards, stored-value debit cards, contactless, and mobile payments options, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of Cardtronics ATMs. The continued growth in electronic payment methods, such as mobile phone payments, contactless payments and card only self-service order and payment terminals could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. New payment technology, such as Venmo, Zelle, Square Cash, Facebook Messenger Payments and virtual currencies such as Bitcoin, or other new payment method preferences by consumers could reduce the general population’s need or demand for cash and negatively impact Cardtronics ATM transaction volumes in the future.

•Cardtronics derives a significant portion of its revenues from ATM and financial services transaction fees which could be reduced by a decline in the usage of ATMs, the ability to charge cardholders fees to use ATMs and the level of transaction fees received, or a decline in the number of ATMs that are operated by Cardtronics, whether as a result of changes in consumer spending preferences, global economic conditions, or otherwise. Additionally, should banks or other ATM operators decrease or eliminate the fees they charge to users of their ATMs or otherwise offer free access to their networks, such action would make transactions at Cardtronics' ATMs comparatively more expensive to consumers and could adversely impact transaction volumes and revenue.

•A substantial portion of the revenue from Cardtronics is placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts, or if one or more of these merchants were to cease doing business with Cardtronics or substantially reduce its dealings with Cardtronics, could cause Cardtronics' revenues to decline significantly and could adversely impact our business, financial condition and results of operations.

•The majority of the electronic debit networks over which transactions are conducted require sponsorship by a bank, and the loss of any of sponsors and the inability to find a replacement may cause disruptions to Cardtronics' operations. In each of the geographic markets, bank sponsorship is required in order to process transactions over certain networks. In all of the markets served by Cardtronics, ATMs are connected to financial transaction switching networks operated by organizations such as Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these networks to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of the ATM network in all of the markets served by Cardtronics depends on the ability to secure these “sponsor” arrangements with financial institutions following CMA approval of the transaction.

•Interchange fees may be lowered in some cases at the discretion of the various EFT networks through which transactions are routed, or through potential regulatory changes, thus reducing Cardtronics' future revenues and operating profits. Future changes in interchange rates, some of which we have minimal or no control over, could have an adverse impact on our operations and cash flows.

•Non-compliance with established EFT network rules and regulations could expose Cardtronics to fines, penalties or other liabilities and could negatively impact results of operations. Additionally, new EFT network rules and regulations could require significant amounts of capital to remain in compliance with such rules and regulations. Transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks primarily include Star, Pulse, NYCE, Cirrus (MasterCard), and Plus (Visa) in the U.S., and LINK in the U.K., among other networks. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to Cardtronics. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers, including Cardtronics, must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could result in penalties and/or fines, which could negatively impact our financial results.

•There is a significant amount of vault cash within Cardtronics' ATMs, which is subject to potential loss due to theft, civil unrest or other events, including natural disasters. Third parties are also relied upon in the various regions to provide Cardtronics with the cash required to operate many of the ATMs. If these third parties were unable or unwilling to provide the necessary cash to operate the ATMs, there would be a need to identify alternative sources of cash to operate the ATMs or Cardtronics would not be able to operate this business.

•The election by Cardtronics merchant customers not to participate in the surcharge-free network offerings could impact the effectiveness of those offerings, which would negatively impact Cardtronics financial results. Financial institutions that are members of the Allpoint network pay a fee in exchange for allowing their cardholders to use selected Cardtronics-owned, managed and/or participating ATMs on a surcharge-free basis. The success of the Allpoint network is dependent upon the participation by Cardtronics merchant customers in that network. In the event a significant number of Cardtronics merchants elect not to participate in the Allpoint network, the benefits and effectiveness of the network would be diminished, thus potentially causing some of the participating financial institutions to not renew their agreements, terminate early, and/or trigger financial penalties, thereby having a negative impact on Cardtronics financial results.

•The cash-in-transit business exposes Cardtronics to additional risks beyond those experienced from the ownership and operation of ATMs. The cash-in-transit operation in the U.K. delivers cash to and collects residual cash from ATMs in that market. The cash-in-transit business exposes Cardtronics to significant risks, including the potential for cash-in-transit losses, employee theft, as well as claims for personal injury, wrongful death, worker’s compensation, punitive damages, and general liability

•Errors or omissions in the settlement of merchant funds or in the vault cash reconciliations could damage relationships with customers and vault cash providers, respectively, and expose Cardtronics to liability. Cardtronics are responsible for maintaining accurate bank account information for certain merchant customers, financial institution customers and vault cash providers and accurate settlements of funds into these accounts based on the underlying transaction activity.

Total indebtedness following completion of the acquisition will be substantially greater than NCR’s indebtedness prior to completion of the acquisition. This increased level of indebtedness could adversely affect NCR, including by decreasing NCR’s business flexibility and increasing its interest expense. NCR has incurred acquisition-related financing of approximately $2.6 billion, all of which was used to pay the acquisition’s consideration as well as pay fees and expenses related to the acquisition. Accordingly, total indebtedness following completion of the acquisition is substantially greater than NCR’s indebtedness prior to completion of the acquisition. NCR’s substantially increased indebtedness following completion of the acquisition could have the effect, among other things, of reducing NCR’s flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to pay interest has increased due to NCR’s increased indebtedness levels, thus the demands on NCR’s cash resources will be greater than the amount of cash flows required to service the indebtedness of NCR prior to the acquisition. If NCR does not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then NCR’s ability to service its indebtedness, or to reduce leverage levels based on debt repayments or cash flow generation, may be adversely impacted.

In addition, NCR’s credit ratings impact the cost and availability of future borrowings and, accordingly, NCR’s cost of capital. NCR’s ratings reflect each rating organization’s opinion of NCR’s financial strength, operating performance and ability to meet its debt obligations. There can be no assurance that NCR will maintain a particular rating in the future or that NCR’s ratings will not be adversely affected by the factors described above.

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

As of June 30, 2021, $153 million was available for repurchases under the March 2017 program, and approximately $615 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended June 30, 2021, 0.1 million shares were purchased at an average price of $45.40 per share.

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

    Item 6.     EXHIBITS

10.1
Incremental Revolving Facility Agreement (TLA-2 Conversion), dated as of June 24, 2021, among NCR Corporation, the Foreign Borrowers thereto, the Subsidiary Loan Parties thereto, the Incremental Revolving Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, relating to the Credit Agreement, dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, and as further amended and restated as of August 28, 2019, as further amended October 7, 2019, as further amended April 7, 2020, as further amended January 22, 2021, as further amended February 4, 2021, and as further amended February 16, 2021 (Exhibit 10.1 to Current Report on Form 8-K of NCR Corporation dated June 21, 2021 (the “June 21, 2021 Form 8-K”)).

10.2
Reaffirmation Agreement, dated as of June 21, 2021, among NCR Corporation, certain foreign and domestic subsidiaries of NCR Corporation party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the June 21, 2021 Form 8-K).

21	Subsidiaries of NCR Corporation.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020; (ii) our condensed consolidated statements of comprehensive income for the three months ended June 30, 2021 and 2020; (iii) our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020; (iv) our condensed consolidated statements of cash flows for the three months ended June 30, 2021 and 2020; (v) our condensed consolidated statements of changes in stockholder's equity for the three months ended June 30, 2021 and 2020; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	August 6, 2021	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Executive Vice President and Chief Financial Officer