Form 10-Q
period 2021-09-30
NCR CORP
filed 2021-10-29
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of October 15, 2021, there were approximately 132.0 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Product revenue	$520	$521	$1,553	$1,476
Service revenue	1,381	1,068	3,569	3,100
Total revenue	1,901	1,589	5,122	4,576
Cost of products	429	452	1,290	1,254
Cost of services	952	710	2,442	2,126
Selling, general and administrative expenses	294	254	835	743
Research and development expenses	69	55	204	169
Total operating expenses	1,744	1,471	4,771	4,292
Income (loss) from operations	157	118	351	284
Loss on extinguishment of debt	(42)	(20)	(42)	(20)
Interest expense	(68)	(60)	(174)	(167)
Other expense, net	(5)	(6)	(23)	(10)
Income (loss) from continuing operations before income taxes	42	32	112	87
Income tax expense (benefit)	29	—	77	(33)
Income (loss) from continuing operations	13	32	35	120
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss)	13	32	35	120
Net income (loss) attributable to noncontrolling interests	1	1	2	2
Net income (loss) attributable to NCR	$12	$31	$33	$118
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$12	$31	$33	$118
Dividends on convertible preferred stock	(4)	(6)	(12)	(19)
Income (loss) from continuing operations attributable to NCR common stockholders	8	25	21	99
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to NCR common stockholders	$8	$25	$21	$99
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.06	$0.19	$0.16	$0.77
Diluted	$0.06	$0.19	$0.15	$0.76
Net income (loss) per common share
Basic	$0.06	$0.19	$0.16	$0.77
Diluted	$0.06	$0.19	$0.15	$0.76
Weighted average common shares outstanding
Basic	131.5	128.5	130.8	128.2
Diluted	137.8	129.7	137.1	129.8
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Net income (loss)	$13	$32	$35	$120
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (loss)	(29)	21	(28)	(23)
Derivatives
Unrealized gains (loss) on derivatives	—	(5)	—	(5)
Loss (gains) on derivatives recognized during the period	—	3	—	2
Less income tax	—	1	—	1
Employee benefit plans
Amortization of prior service benefit	—	—	(1)	(2)
Net (loss) gain arising during the period
Amortization of actuarial loss (gains)	—	—	—	(2)
Less income tax	—	(1)	—	1
Other comprehensive income (loss)	(29)	19	(29)	(28)
Total comprehensive income (loss)	(16)	51	6	92
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	1	1	2	2
Currency translation losses	—	1	—	—
Amounts attributable to noncontrolling interests	1	2	2	2
Comprehensive income (loss) attributable to NCR	$(17)	$49	$4	$90
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$383	$338
Accounts receivable, net of allowances of $31 and $51 as of September 30, 2021 and December 31, 2020, respectively	943	1,117
Inventories	747	601
Restricted cash	246	59
Other current assets	459	363
Total current assets	2,778	2,478
Property, plant and equipment, net	683	373
Goodwill	4,515	2,837
Intangibles, net	1,373	532
Operating lease assets	423	344
Prepaid pension cost	209	199
Deferred income taxes	824	965
Other assets	784	686
Total assets	$11,589	$8,414
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$30	$8
Accounts payable	767	632
Payroll and benefits liabilities	378	268
Contract liabilities	540	507
Settlement liabilities	230	31
Other current liabilities	789	642
Total current liabilities	2,734	2,088
Long-term debt	5,534	3,270
Pension and indemnity plan liabilities	836	851
Postretirement and postemployment benefits liabilities	116	120
Income tax accruals	102	102
Operating lease liabilities	406	325
Other liabilities	399	334
Total liabilities	10,127	7,090
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; redemption amount and liquidation preference of $276 as of September 30, 2021 and December 31, 2020, respectively	274	273
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 131.8 and 129.1 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Paid-in capital	511	368
Retained earnings	971	950
Accumulated other comprehensive loss	(300)	(271)
Total NCR stockholders’ equity	1,183	1,048
Noncontrolling interests in subsidiaries	5	3
Total stockholders’ equity	1,188	1,051
Total liabilities and stockholders’ equity	$11,589	$8,414
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2021	2020
Operating activities
Net income	$35	$120
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt extinguishment	42	20
Depreciation and amortization	364	269
Stock-based compensation expense	119	76
Deferred income taxes	30	(46)
Impairment of other assets	—	4
Gain on disposal of property, plant and equipment	—	(2)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	240	266
Inventories	(165)	28
Current payables and accrued expenses	210	(194)
Contract liabilities	5	6
Employee benefit plans	(30)	9
Other assets and liabilities	(43)	(61)
Net cash provided by operating activities	807	495
Investing activities
Expenditures for property, plant and equipment	(68)	(23)
Proceeds from sale of property, plant and equipment	1	7
Additions to capitalized software	(174)	(177)
Business acquisitions, net of cash acquired	(2,466)	(25)
Purchases of short-term investments	(13)	(14)
Proceeds from sales of short-term investments	14	20
Other investing activities, net	(6)	(3)
Net cash used in investing activities	(2,712)	(215)
Financing activities
Payments on term credit facilities	(106)	(7)
Payments on revolving credit facilities	(1,431)	(716)
Payments of senior unsecured notes	(400)	(1,300)
Borrowings on term credit facilities	1,505	4
Borrowings on revolving credit facilities	1,541	1,460
Proceeds from issuance of senior unsecured notes	1,200	1,500
Debt issuance costs and bridge commitment fees	(52)	(21)
Call premium paid on debt extinguishment	(37)	(15)
Cash dividend paid for Series A preferred shares dividends	(11)	(6)
Repurchases of Common Stock	—	(41)
Proceeds from employee stock plans	33	12
Tax withholding payments on behalf of employees	(28)	(27)
Net change in client funds obligations	(3)	(6)
Principal payments for finance lease obligations	(13)	(9)
Other financing activities	(2)	(1)
Net cash provided by financing activities	$2,196	$827
Cash flows from discontinued operations
Net cash provided by (used in) discontinued operations	(50)	4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(16)
Increase in cash, cash equivalents, and restricted cash	229	1,095
Cash, cash equivalents and restricted cash at beginning of period	406	563
Cash, cash equivalents and restricted cash at end of period	$635	$1,658
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2020	129	$1	$368	$950	$(271)	$3	$1,051
Comprehensive income:
Net income	—	—	—	30	—	1	31
Other comprehensive income (loss)	—	—	—	—	(8)	—	(8)
Total comprehensive income (loss)	—	—	—	30	(8)	1	23
Employee stock purchase and stock compensation plans	2	—	30	—	—	—	30
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2021	131	$1	$398	$976	$(279)	$4	$1,100
Comprehensive income:
Net income	—	—	—	(9)	—	—	(9)
Other comprehensive income (loss)	—	—	—	—	8	—	8
Total comprehensive income (loss)	—	—	—	(9)	8	—	(1)
Employee stock purchase and stock compensation plans	—	—	44	—	—	—	44
Fair value of converted Cardtronics awards attributable to pre-combination services	—	—	19	—	—	—	19
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
June 30, 2021	131	$1	$461	$963	$(271)	$4	$1,158
Comprehensive income:
Net income	—	—	—	12	—	1	13
Other comprehensive income (loss)	—	—	—	—	(29)	—	(29)
Total comprehensive income (loss)	—	—	—	12	(29)	1	(16)
Employee stock purchase and stock compensation plans	1	—	50	—	—	—	50
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
September 30, 2021	132	$1	$511	$971	$(300)	$5	$1,188
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited) - (Continued)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2019	127	$1	$312	$1,060	$(269)	$3	$1,107
Comprehensive income:
Net income	—	—	—	23	—	1	24
Other comprehensive income (loss)	—	—	—	—	(60)	(1)	(61)
Total comprehensive income (loss)	—	—	—	23	(60)	—	(37)
Employee stock purchase and stock compensation plans	2	—	4	—	—	—	4
Series A convertible preferred stock dividends	—	—	—	(6)	—	—	(6)
Repurchase of Common Stock	(2)	—	(41)	—	—	—	(41)
March 31, 2020	127	$1	$275	$1,077	$(329)	$3	$1,027
Comprehensive income:
Net income	—	—	—	64	—	—	64
Other comprehensive income (loss)	—	—	—	—	14	—	14
Total comprehensive income (loss)	—	—	—	64	14	—	78
Employee stock purchase and stock compensation plans	1	—	25	—	—	—	25
Series A convertible preferred stock dividends	—	—	—	(7)	—	—	(7)
June 30, 2020	128	$1	$300	$1,134	$(315)	$3	$1,123
Comprehensive income:
Net income	—	—	—	31	—	1	32
Other comprehensive income (loss)	—	—	—	—	18	1	19
Total comprehensive income (loss)	—	—	—	31	18	2	51
Employee stock purchase and stock compensation plans	1	—	32	—	—	—	32
Series A convertible preferred stock dividends	—	—	—	(6)	—	—	(6)
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
September 30, 2020	129	$1	$332	$1,159	$(297)	$4	$1,199
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

Table of Content
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

On June 21, 2021, we completed the acquisition of Cardtronics plc (“Cardtronics”). The September 30, 2021 year to date results include the operations of Cardtronics from June 21, 2021 to September 30, 2021 and the results for the quarter ended September 30, 2021 include a full three months for Cardtronics. Refer to Note 2, Business Combinations for additional disclosure.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported.

Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing novel coronavirus (COVID-19) pandemic. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of the pandemic, supply chain challenges and cost escalations including materials, labor and freight, and any additional governmental and public actions taken in response. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects of COVID-19.

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

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions	September 30
	2021	2020
Cash and cash equivalents	$383	$1,605
Long term restricted cash included in other assets	6	9
Funds held for clients included in restricted cash	41	26
Cash included in settlement processing assets included in restricted cash	205	18
Total cash, cash equivalents and restricted cash	$635	$1,658

Contract Assets and Liabilities The following table presents the net contract asset and contract liability balances as of September 30, 2021 and December 31, 2020.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Location in the Condensed Consolidated Balance Sheet	September 30, 2021	December 31, 2020
Current portion of contract liabilities	Contract liabilities	$540	$507
Non-current portion of contract liabilities	Other liabilities	$62	$80

During the nine months ended September 30, 2021, the Company recognized $406 million in revenue that was included in contract liabilities as of December 31, 2020.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.7 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made two elections that affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected length is one year or less.

Recent Accounting Pronouncements

Issued

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance for convertible preferred stock, which eliminates considerations related to the beneficial conversion feature model. The standard also requires an average stock price when calculating the denominator for diluted earnings per share to be used for stock units where the settlement of the number of shares is based on the stock price. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted no earlier than fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The adoption of this accounting standards update is not expected to have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

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

Adopted

In July 2021, the FASB issued an accounting standards update with new guidance for lessors with lease contracts that have variable lease payments. Under the new guidance, a lease which includes variable lease payments which do not depend on a reference index or rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing are now to be classified as operating. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The accounting standards update was adopted using the transition guidance of early application and we will apply the standard prospectively to all new hardware arrangements where NCR is the lessor. The accounting standard did not have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

2. BUSINESS COMBINATIONS

Pending acquisition of LibertyX

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
On July 31, 2021, NCR entered into a definitive agreement to acquire Moon Inc. dba LibertyX, a leading cryptocurrency software provider. The transaction is expected to close later in 2021, subject to customary closing conditions, including obtaining certain regulatory licensing consents and approvals.

Acquisition of Cardtronics plc

On January 25, 2021, NCR entered into a definitive agreement to acquire all outstanding shares of Cardtronics plc (“Cardtronics”) for $39.00 per share (the “Cardtronics Transaction”). The legal closing of the Cardtronics Transaction occurred on June 21, 2021.

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

Table of Content
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

We recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of June 21, 2021. The provisional amounts for intangible assets are based on third-party valuations performed. Additionally, further adjustments to the purchase price allocation will be required, within the measurement period, once the Company is able to complete more detailed procedures, and additional refinement to finalize valuations, among other items.

Goodwill represents the future economic benefits arising from other assets acquired that could not be separately recognized. The goodwill arising from the acquisition consists of revenue and cost synergies expected from combining the operations of NCR and Cardtronics. It is expected that approximately $153 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Banking segment. Refer to Note 3, Goodwill and Long-Lived Assets, for the carrying amounts of goodwill by segment as of September 30, 2021.

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

In connection with the closing of the acquisition, the Company incurred transaction costs of zero and $46 million in the three and nine months ended September 30, 2021, respectively, which has been included within selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. Refer to Note 5, Debt Obligations for additional discussion on fees incurred related to the financing for the Cardtronics Transaction.

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and Cardtronics for the nine months ended September 30, 2021 and the three and nine months ended September 31, 2020. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The Condensed Consolidated Statements of Operations includes Cardtronics revenue of $335 million and income from continuing operations before income taxes of $17 million, which includes the impact of purchase accounting adjustments, for the period from June 21, 2021 through September 30, 2021.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2020, are as follows:

In millions	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Revenue	$1,901	$1,842	$5,632	$5,331
Net Income attributable to NCR	$12	$13	$81	$(12)

The unaudited pro forma results for the nine months ended September 30, 2021 include:
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

The unaudited pro forma results for the three months ended September 30, 2020 include:
•$26 million in eliminated intercompany revenue and cost between NCR and Cardtronics;
•$14 million, net of tax, in additional amortization expense for acquired intangible assets; and
•$16 million, net of tax, in additional interest expense from the incremental borrowings under the senior secured credit facility as well as the 5.125% senior notes.

The unaudited pro forma results for the nine months ended September 30, 2020 include:
•$64 million in eliminated intercompany revenue and cost between NCR and Cardtronics;
•$41 million, net of tax, in additional amortization expense for acquired intangible assets;
•$67 million, net of tax, of transaction costs as if those costs were incurred in the period; and
•$48 million, net of tax, in additional interest expense from the incremental borrowings under the senior secured credit facility as well as the 5.125% senior notes.

Acquisition of Freshop, Terafina, & Dumac

In the first quarter of 2021, NCR completed acquisitions for total cash considerations of $126 million, as outlined below:

•On January 6, 2021, NCR completed its acquisition of Freshop E-Commerce Solution, Inc. (“Freshop”), a leading provider of grocery e-commerce. The Freshop acquisition further expands NCR’s software and services-led offerings to our retail platform and creates more value for our customers and new capabilities for NCR to run the store. As a result of the acquisition, Freshop became a wholly owned subsidiary of NCR.

•On February 5, 2021, NCR completed its acquisition of Terafina, Inc. (“Terafina”), a leading solution provider for customer account opening and onboarding across digital, branch and call center channels. The Terafina acquisition further expands NCR sales and marketing capabilities in its industry-leading Digital First Banking platform to drive revenue growth across consumer and business market segments. As a result of the acquisition, Terafina became a wholly owned subsidiary of NCR.

•On March 22, 2021 NCR completed its acquisition of certain assets and liabilities of Dumac Business Systems Inc. (“Dumac”), a leading POS solution provider for the quick service, table service, and convenient store markets. The

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Dumac asset acquisition further expands NCR's software and services-led offerings, creating more value for our customers and driving revenue growth across the Hospitality segment.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the respective acquisitions as set forth below. The allocation of the purchase prices are provisional as of September 30, 2021 and may be subject to future adjustments as the Company obtains additional information to finalize the accounting for the business combinations. The allocation of the purchase prices is as follows:

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

3. GOODWILL AND LONG-LIVED ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of September 30, 2021 and December 31, 2020 are included in the table below. Foreign currency fluctuations are included within other adjustments.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	December 31, 2020						September 30, 2021
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,772	$(101)	$1,671	$1,633	$—	$—	$3,405	$(101)	$3,304
Retail	643	(34)	609	38	—	(2)	679	(34)	645
Hospitality	404	(23)	381	11	—	(2)	413	(23)	390
Telecommunications & Technology	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$3,006	$(169)	$2,837	$1,682	$—	$(4)	$4,684	$(169)	$4,515

Identifiable Intangible Assets NCR's purchased intangible assets, reported in intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	September 30, 2021		December 31, 2020
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$1,092	$(370)	$740	$(324)
Intellectual property	2 - 8	1,054	(455)	531	(418)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	131	(79)	77	(74)
Total identifiable intangible assets		$2,366	$(993)	$1,437	$(905)

The aggregate amortization expense for identifiable intangible assets for the following periods is:

In millions	Three months ended September 30, 2021	Nine months ended September 30, 2021	Remainder of 2021 (estimated)
Amortization expense	$45	$88	$45

	For the years ended December 31 (estimated)
In millions	2022	2023	2024	2025	2026
Amortization expense	$175	$171	$162	$150	$140

4. SEGMENT INFORMATION AND CONCENTRATIONS

The Company manages and reports the following segments:

•Banking - We offer solutions to customers in the financial services industry that power their digital transformation through software, services and hardware to deliver differentiated experiences for their customers and improve efficiency for the financial institution. Our managed services and ATM-as-a-Service help banks run their end-to-end ATM channel, positioning NCR as a strategic partner. We augment these solutions by offering a full line of software, services and hardware including interactive teller machines (ITM), and recycling, multi-function and cash dispense ATMs. NCR's digital banking solutions enable anytime-anywhere convenience for a financial institution’s consumer and business customers. We also help institutions implement their Digital First platform strategy by providing solutions for banking channel services, transaction processing, imaging, and branch services. Cardtronics provides financial-related services to cardholders. Cardtronics also owns and operates the Allpoint network, a retail-based surcharge-free ATM network. Cardtronics also provides ATM management and ATM equipment-related services to large retail merchants and smaller retailers. The banking segment includes the results of Cardtronics from the acquisition date of June 21, 2021.

•Retail - We offer software-defined solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
The following table presents revenue and adjusted EBITDA by segment:

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Revenue by segment
Banking	$1,050	$777	$2,615	$2,303
Retail	553	556	1,661	1,511
Hospitality	223	173	617	502
T&T	75	83	229	260
Consolidated revenue	$1,901	$1,589	$5,122	$4,576
Adjusted EBITDA by Segment
Banking	$242	$144	$547	$414
Retail	70	81	235	167
Hospitality	35	24	90	46
T&T	10	10	29	28
Corporate and Other	(5)	(10)	(10)	(17)
Total Adjusted EBITDA	$352	$249	$891	$638
For the three and nine months ended September 30, 2021, the operations of Cardtronics are included in the banking segment from the close date June 21, 2021.

The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA:

In millions	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Net income (loss) from continuing operations attributable to NCR	$12	31	$33	118
Transformation costs	5	19	20	32
Acquisition-related amortization of intangibles	45	21	88	62
Acquisition-related costs	9	—	92	—
Loss on Debt Extinguishment	42	20	42	20
Interest expense	68	60	174	167
Interest income	—	(3)	(4)	(5)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	104	70	250	201
Income tax expense (benefit)	29	—	77	(33)
Stock-based compensation expense	38	31	119	76
Total Adjusted EBITDA	$352	$249	$891	$638

The following table presents revenue by geography for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Americas	$1,185	$962	$3,121	$2,740
Europe, Middle East and Africa (EMEA)	494	424	1,358	1,234
Asia Pacific (APJ)	222	203	643	602
Total revenue	$1,901	$1,589	$5,122	$4,576

The following table presents revenue from products and services for NCR:

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Recurring revenue (1)	$1,181	$848	$2,984	$2,464
All other products and services	720	741	2,138	2,112
Total revenue	$1,901	$1,589	$5,122	$4,576

(1) Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, cloud revenue, payment processing revenue, interchange and network revenue, and certain professional services arrangements, as well as term-based software license arrangements that include customer termination rights.

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	September 30, 2021		December 31, 2020
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$30	2.64%	$8	2.65%
Total short-term borrowings	$30		$8
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$1,910	2.64%	$733	2.65%
Revolving credit facility (1)	385	2.59%	75	2.40%
Senior notes:
8.125% Senior Notes due 2025	—		400
5.750% Senior Notes due 2027	500		500
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		—
6.125% Senior Notes due 2029	500		500
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(63)		(40)
Other (1)	2	7.70%	2	7.68%
Total long-term debt	$5,534		$3,270

(1)    Interest rates are weighted-average interest rates as of September 30, 2021 and December 31, 2020.

Senior Secured Credit Facility As previously disclosed, on February 4, 2021 the Company entered into a fourth amendment to the Senior Secured Credit Facility, and, on February 16, 2021 the Company entered into (a) an amended and restated commitment letter (the “Commitment Letter”), with certain financial institutions party thereto (collectively, the “Commitment Parties”), (b) an incremental term loan A facility agreement (the Incremental Term Agreement) with the financial institutions party thereto as lenders, NCR International, Inc. (the “Guarantor Subsidiary”), and JPMorgan Chase Bank N.A., as the administrative agent (in such capacity, the “Administrative Agent”) and (c) an incremental revolving facility agreement (the “Incremental Revolving Agreement”) with certain financial institutions party thereto as lenders, the Guarantor Subsidiary, certain of the subsidiaries of NCR as borrowers (collectively, the “Foreign Borrowers”) and the Administrative Agent.

Pursuant to the Commitment Letter, the Company obtained commitments for a senior bridge facility (which was intended to be secured, but a portion of which may have been unsecured) in an aggregate principal amount of $1.0 billion (the “Bridge Facility”). The Bridge Facility would have been available to the Company for the purpose of financing the Cardtronics

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Pursuant to the Incremental Term Agreement, the Company obtained a senior secured incremental term loan A facility under the Senior Secured Credit Facility, in an aggregate principal amount of $1.505 billion (the “TLA Facility”). The senior secured credit facility also includes a senior secured term loan B facility (the “TLB Facility”) in an aggregate principal amount of $750 million.

Pursuant to the Incremental Revolving Agreement, the lenders party thereto provided the Company and the Foreign Borrowers with a $1.1 billion revolving credit facility under the Senior Secured Credit Facility to replace the Company’s existing senior secured revolving credit facility. The revolving credit facility also allows a sub-facility that may be used for letters of credit, and, as of September 30, 2021, outstanding letters of credit were $26 million.

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

As a result, the aggregate principal amount under the TLA Facility is $1.305 billion and under the revolving credit facility is $1.3 billion. As of September 30, 2021, the term loan facilities (the TLA Facility and the TLB Facility) under the Senior Secured Credit Facility have an aggregate principal amount of $2.055 billion, of which $1.940 billion was outstanding. Additionally, as of September 30, 2021, there was $385 million outstanding under the revolving credit facility.

The terms of the Incremental Revolving Commitments are identical to the terms of the commitments under the Replacement Revolving Facility (together with the Incremental Revolving Commitments, the “Revolving Credit Facility”). Up to $400 million of the revolving credit facility is available to the Foreign Borrowers, as long as there is availability under the revolving credit facility. Term loans were made to the Company in U.S. Dollars, and loans under the revolving credit facility are available in U.S. Dollars, Euros and Pound Sterling.

The outstanding principal balance of the TLB facility is required to be repaid in equal quarterly installments of  0.25% of the original aggregate principal amount that began with the fiscal quarter ending December 31, 2019, with the balance being due at maturity on August 28, 2026 (the “TLB Maturity Date”).

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

Amounts covered under the Revolving Credit Facility and the TLA Facility bear interest at LIBOR (or, in the case of amounts denominated in Euros, EURIBOR), or, at our option, in the case of amounts denominated in Dollars, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the rate of interest last quoted by the Wall Street Journal as the “prime rate”, (iii) the one-month LIBOR rate plus 1.00%, and (iv) 0.00% per annum (the “Base Rate”), plus, in each case, a margin ranging from 1.25% to 2.75% per annum for LIBOR-based and EURIBOR-based loans under such facilities and ranging from 0.25% to 1.75% per annum for Base Rate-based loans under such facilities, in each case, depending on our consolidated leverage ratio. Until we deliver financial statements for the fiscal quarter ended September 30, 2021, the applicable margin will be 2.50% for LIBOR-based and EURIBOR-based loans under such facilities and 1.50% for loans under such facilities. Amounts borrowed under the TLB Facility bear interest at LIBOR or, at our option, at the Base Rate, plus, in each case, a margin of 2.50% per

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
annum for LIBOR-based loans and 1.50% per annum for Base Rate-based loans. The Amended and Restated Credit Agreement contains customary LIBOR and EURIBOR replacement provisions. The daily unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.15% to 0.45% per annum, depending on our consolidated leverage ratio.

The obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s domestic material subsidiaries including the Guarantor Subsidiary and certain domestic subsidiaries acquired through the Cardtronics Transaction that joined as guarantors on September 30, 2021 (collectively, the “Cardtronics Guarantors” and together with the Guarantor Subsidiary, the “Guarantors”). The obligations under the Senior Secured Credit Facility and the above described guarantee are secured by a first priority lien and security interest in certain equity interests owned by the Company and the Guarantors in certain of their respective domestic and foreign subsidiaries, and a first priority lien and security interest in substantially all of the assets of the Company and the Guarantors, subject to certain exclusions. These security interests would be released if the Company achieves an “investment grade” rating and will remain released so long as the Company maintains that rating.
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

For the three and nine months ended September 30, 2021, the Company incurred financing fees of zero and $19 million, respectively, related to certain structuring and commitment fees as a result of the above referenced financing transactions entered into during the first quarter of 2021.

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

Senior Unsecured Notes On August 21, 2019, the Company issued $500 million aggregate principal amount of 5.750% senior unsecured notes due in 2027 (the “5.750% Notes”) and $500 million aggregate principal amount of 6.125% senior unsecured notes due in 2029 (the “6.125% Notes”). The 5.750% Notes were sold at 100% of the principal amount with a maturity date of September 1, 2027. The 6.125% Notes were sold at 100% of the principal amount with a maturity date of September 1, 2029. On August 20, 2020, the Company issued $650 million aggregate principal amount of 5.000% senior unsecured notes due in 2028 (the “5.000% Notes”) and $450 million aggregate principal amount of 5.250% senior unsecured notes due in 2030 (the 5.250% Notes). The 5.000% Notes and 5.250% Notes were sold at 100% of the principal amount and with maturity dates of October 1, 2028 and October 1, 2030, respectively.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The senior unsecured notes are guaranteed by certain of the Company's domestic material subsidiaries (including the Guarantor Subsidiary and the Cardtronics Guarantors that joined as guarantors on October 14, 2021), which have guaranteed fully and unconditionally the obligations to pay principal and interest for these senior unsecured notes. The terms of the indentures for these notes limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional debt or issue redeemable preferred stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of the Company's subsidiaries to pay dividends to the Company; enter into affiliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's or such subsidiaries' assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an “investment grade” rating by Moody's or S&P and no default has occurred or is continuing, certain covenants will be terminated.

On April 6, 2021, the Company issued the 5.125% Notes due 2029. The Company used the net proceeds from the issuance of the 5.125% Notes, together with the borrowing under its senior secured credit facilities to finance the consideration paid in connection with the Cardtronics Transaction.

The 5.125% Notes are senior unsecured obligations of the Company and guaranteed by the Guarantors.

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

On August 12, 2021 (the “Redemption Date”) the $400 million 8.125% Notes were redeemed, at a redemption premium of 109.136% of the aggregate principal amount. As part of the debt extinguishment, we recognized a loss of $42 million, which includes the write-off of deferred financing fees of $5 million and a cash redemption premium of $37 million.

Trade Receivables Facility In November 2014, the Company established a revolving trade receivables facility (the “T/R Facility”) with PNC Bank, National Association ("PNC"). On September 30, 2021, the principal agreements for the T/R Facility were amended and restated to allow the Company's wholly-owned, bankruptcy remote subsidiary NCR Receivables LLC (the "U.S. SPE") to sell to PNC and the other financial institutions participating in the T/R Facility an undivided ownership interest in a portion of the trade receivables owned by the U.S. SPE. In connection with this amendment and restatement, the U.S. SPE repaid in full its outstanding indebtedness under the T/R Facility and agreed to terminate and replace the lending commitments

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
of PNC and the other financial institutions thereunder with commitments to purchase the U.S. SPE's trade receivables. Refer to Note 6, Trade Receivables Facility in the notes to the condensed consolidated financial statements for more information.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of September 30, 2021 and December 31, 2020 was $5.75 billion and $3.49 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. TRADE RECEIVABLES FACILITY

On September 30, 2021 the Company and the U.S. bankruptcy-remote special purpose entity ("SPE") amended and restated the principal agreements for the T/R Facility. The amended and restated agreements add the trade receivables originated by certain U.S. and Canadian subsidiaries of the Company to the T/R Facility. Furthermore, the amended and restated agreements enable the U.S. SPE to from time to time to sell short-term trade receivables from certain customer trade accounts to PNC and the other unaffiliated purchasers on a revolving basis. The T/R Facility has a term of two years, which the Company and the U.S. SPE intend to renew.

Under the T/R Facility, the Company and the other U.S. and Canadian subsidiaries continuously sell their trade receivables as they are originated to the U.S. SPE and another newly formed Canadian bankruptcy-remote special purpose entity (collectively, the “SPEs”), as applicable. None of the assets or credit of either SPE is available to satisfy the debts and obligations owed to the creditors of the Company or any other person until the obligations of the SPEs under the T/R Facility have been satisfied. The Company controls and therefore consolidates the SPEs in its condensed consolidated financial statements.

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to PNC and the other unaffiliated purchasers such that the total outstanding balance of trade receivables sold can be up to $300 million at any point in time, which is the maximum purchase commitment of PNC and the other unaffiliated purchasers. The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment of $300 million. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE to PNC and the other unaffiliated purchasers is approximately $274 million as of September 30, 2021. The SPEs collectively owned $293 million (excluding the $274 million of trade receivables sold to PNC and the other unaffiliated purchasers on September 30, 2021) and $428 million of trade receivable as of September 30, 2021 and December 31, 2020, respectively, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Upon the amendment and restatement of the T/R Facility, the Company received an initial benefit from cash from operations of approximately $274 million in the three and nine months ended September 30, 2021, respectively. Continuous cash activity related to the T/R Facility is reflected in cash from operating activities in the condensed consolidated statement of cash flows. The U.S. SPE incurs fees due and payable to PNC and the other unaffiliated purchasers participating in the T/R Facility. Those fees, which are immaterial, are recorded within other expense, net in the condensed consolidated statements of income. In addition, each of the SPEs has provided a full recourse guarantee in favor of PNC and the other unaffiliated purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold to PNC or the other unaffiliated purchasers. The reserve recognized for this recourse obligation as of September 30, 2021 is not material.

The Company, or in the case of any Canadian trade receivables, NCR Canada Corp., continues to be involved with the trade receivables even after they are transferred to the SPEs (or further transferred to PNC and the other unaffiliated purchasers) by acting as servicer. In addition to any obligations as servicer, the Company and each of its subsidiaries acting as an originator under the T/R Facility provide the SPEs with customary recourse in respect of (i) certain dilutive events with respect to the trade receivables sold to the SPEs that are caused by the Company or another originator and (ii) in the event of certain violations by the Company or another originator of their representations and warranties with respect to the trade receivables sold to the SPEs. These servicing and originator liabilities of the Company and its subsidiaries (other than the SPEs) under the T/R Facility are not expected to be material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The T/R Facility includes other customary representations and warranties, affirmative and negative covenants and default and termination provisions, which provide for the acceleration of amounts owed to PNC and the other unaffiliated purchasers thereunder in circumstances including, but not limited to, failure to pay capital or yield on when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $29 million for the three months ended September 30, 2021 compared to income tax expense of zero for the three months ended September 30, 2020. The change was primarily driven by a valuation allowance related to interest expense deduction carryforwards generated during the three months ended September 30, 2021. Additionally, during the three months ended September 30, 2021, the Company did not recognize any material discrete tax benefits, whereas during the three months ended September 30, 2020, the Company recognized discrete tax benefits resulting from a decrease in the balance of the Company's gross unrecognized tax benefits as a result of lapsing of statutes of limitations.

Income tax expense was $77 million for the nine months ended September 30, 2021 compared to an income tax benefit of $33 million for the nine months ended September 30, 2020. The change was primarily driven by higher income before taxes, a valuation allowance related to interest expense deduction carryforwards generated during the nine months ended September 30, 2021 and changes in discrete tax expenses and benefits. During the nine months ended September 30, 2021, the Company recognized a $34 million expense from recording a valuation allowance against interest expense deduction carryforwards in the U.S. and a $14 million benefit from the deferred tax impact of a tax law change in the U.K. In the nine months ended September 30, 2020, the Company recognized discrete tax benefits resulting from a decrease in the balance of the Company's gross unrecognized tax benefits as a result of lapsing of statutes of limitations and a $48 million tax benefit for the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of September 30, 2021, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $5 million to $24 million in the next 12 months.

8. STOCK COMPENSATION PLANS

As of September 30, 2021, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Restricted stock units	$30	$23	$96	$55
Stock options	6	6	17	16
Employee stock purchase plan	2	2	6	5
Stock-based compensation expense	38	31	119	76
Tax benefit	(5)	(4)	(14)	(9)
Stock-based compensation expense (net of tax)	$33	$27	$105	$67

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
$47.20 based on using a Monte-Carlo simulation model and will be recognized over the requisite service period. The table below details the assumptions used in determining the fair value of the market-based restricted stock units.

Nine months ended September 30
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

On September 22, 2021, the Company granted market-based restricted stock units with the award vesting on September 9, 2024. The number of awards that vest are subject to the performance of the Company's stock price from the date of grant to September 9, 2024. The fair value was determined to be $51.02 based on using a Monte-Carlo simulation model and will be recognized over the requisite service period. The table below details the assumptions used in determining the fair value of the market-based restricted stock units.

Nine months ended September 30
Dividend yield	—%
Risk-free interest rate	0.47%
Expected volatility	58.47%

Expected volatility for the market-based restricted stock units is calculated as the historical volatility of the Company’s stock over a period of three years, as management believes this is the best representation of prospective trends. The risk-free interest rate was determined based on a blend of the two years and three years U.S. Treasury yield curves in effect at the time of the grant.

As of September 30, 2021, the total unrecognized compensation cost of $158 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.0 year. As of September 30, 2021, the total unrecognized compensation cost of $28 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 0.7 years.

Employee Stock Purchase Plan The Company's Employee Stock Purchase Plan (“ESPP”) provides employees a 15% discount on stock purchases using a three-month look-back feature where the discount is applied to the stock price that represents the lower of NCR’s closing stock price on either the first day or the last day of each calendar quarter. Participants can contribute between 1% and 10% of their compensation.

For the three months ended September 30, 2021, employees purchased 0.2 million shares, at a discounted price of $32.95. For the three months ended September 30, 2020, employees purchased 0.3 million shares, at a discounted price of 14.43.

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2021	2020	2021	2020	2021	2020
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	9	$12	2	4	11	16
Expected return on plan assets	(8)	(9)	(6)	(7)	(14)	(16)
Amortization of prior service cost	—	$—	1	1	1	1
Net periodic benefit cost (income)	$1	$3	$(2)	$(1)	$(1)	$2

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Components of net periodic benefit cost (income) of the pension plans for the nine months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2021	2020	2021	2020	2021	2020
Net service cost	$—	$—	$4	$4	$4	$4
Interest cost	26	38	6	10	32	48
Expected return on plan assets	(23)	(27)	(18)	(20)	(41)	(47)
Amortization of prior service cost	—	—	1	1	1	1
Net periodic benefit cost (income)	$3	$11	$(7)	$(5)	$(4)	$6

Components of the benefit from the postretirement plan for the following periods were:

In millions	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Interest cost	$—	$—	$—	$—
Amortization of:
Prior service benefit	—	(1)	—	(2)
Actuarial loss	1	1	1	1
Net postretirement benefit	$1	$—	$1	$(1)

Components of the net cost of the postemployment plan for the following periods were:

	Three months ended September 30		Nine months ended September 30
In millions	2021	2020	2021	2020
Net service cost	$4	$21	$13	$34
Interest cost	—	—	1	1
Amortization of:
Prior service benefit	(1)	—	(2)	(1)
Actuarial gain	(1)	(1)	(1)	(3)
Net benefit cost	$2	$20	$11	$31

Employer Contributions

Pension For the three and nine months ended September 30, 2021, NCR contributed $4 million and $13 million to its international pension plans. NCR anticipates contributing an additional $7 million to its international pension plans for a total of $20 million in 2021.

Postretirement For the three and nine months ended September 30, 2021, NCR made $1 million of contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $1 million to its U.S. postretirement plan for a total of $2 million in 2021.
Postemployment For the three and nine months ended September 30, 2021, NCR contributed $5 million and $24 million to its postemployment plan. NCR anticipates contributing an additional $15 million to its postemployment plan for a total of $39 million in 2021.

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Fox River NCR is one of eight entities that were formally notified by governmental and other entities, such as local Native American tribes, that they are PRPs for environmental claims (under CERCLA and other statutes) arising out of the presence of polychlorinated biphenyls (PCBs) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. The other Fox River PRPs that received notices include Appleton Papers Inc. (API; now known as Appvion, Inc.), P.H. Glatfelter Company (“Glatfelter”), Georgia-Pacific Consumer Products LP (GP, successor to Fort James Operating Company), and others. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. NCR sold its facilities in 1978 to API. The parties have also contended that NCR is responsible for PCB discharges from paper mills owned by other companies because NCR carbonless copy paper “broke” was allegedly purchased by those other mills as a raw material.

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

NCR and API, along with B.A.T Industries p.l.c. (BAT), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (NRD) based upon a 1998 agreement (the Cost Sharing Agreement), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the Funding Agreement). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR-incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of September 30, 2021 and December 31, 2020, the receivable under the Funding Agreement was approximately $54 million, respectively, and was included in other assets in the Condensed Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable after 2021, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
Calculation of the Company's Fox River reserve is subject to several complexities, and it is possible there could be additional changes to some elements of the reserve over upcoming periods, although the Company is unable to predict or estimate such changes at this time. There can be no assurance that the clean-up and related expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of September 30, 2021 and December 31, 2020, the gross reserve for the Fox River matter was approximately $6 million as of both periods. As of September 30, 2021 and December 31, 2020, the net reserve for the Fox River matter was approximately $28 million as of both periods. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of September 30, 2021 and December 31, 2020, approximately zero remained from this funding in both periods. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

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

Kalamazoo River In November 2010, USEPA issued a “general notice letter” to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River site) in Michigan. Three other companies - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. USEPA asserts that the site is contaminated by various substances, primarily PCBs, as a result of discharges by various paper mills located along the river. USEPA does not claim that the Company made direct discharges into the Kalamazoo River, and NCR never had facilities at or near the Kalamazoo River site, but USEPA indicated that “NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site.” USEPA stated that it “may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations.”

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three Georgia-Pacific (GP) affiliate corporations in a private-party contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company and other defendants pay a “fair portion” of these companies’ costs. Various removal and remedial actions remain to be decided upon and performed at the Kalamazoo River site, the total costs for which generally remain undetermined; in 2017 Records of Decisions were issued for two parts of the river, and in 2018 such a decision was issued for another part of the river, but such decisions for the majority of the work are expected to be made only over the next several years. The suit alleges that the Company is liable to the GP entities as an “arranger” under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger” as of at least March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971, and the majority of contamination at the Kalamazoo River site had occurred prior to 1969). NCR preserved its right to appeal the September 2013 decision.

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

Table of Content
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
As of September 30, 2021 and December 31, 2020, the total reserve for Kalamazoo was $119 million and $164 million, respectively. That figure is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors' and indemnitors' obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $140 million and the Company will continue to pursue such contribution.

As many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time), the Company has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of NCR’s potential liability remains subject to many uncertainties, notwithstanding the settlement of this matter and related Consent Decree noted above, particularly in as much as remedy decisions and cost estimates will not be generated until times in the future and as most of the work to be performed will take place through the 2030s. Under other assumptions or estimates for possible costs of remediation, which the Company does not at this point consider to be reasonably estimable or verifiable, it is possible that the reserve the Company has taken to discontinued operations reflected in this paragraph could more than approximately double the reflected reserve.

Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of the period ended September 30, 2021, NCR had disposed of approximately seventy percent of its lower-concentration wastes and approximately forty percent of its higher-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. The government has given its final approvals and the Company has started

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
to dispose of the high-concentration wastes in 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company has adjusted its existing reserve for the matter to take into account this cost estimate, and that reserve as of September 30, 2021 is $18 million compared to $20 million at December 31, 2020. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through September 30, 2021, NCR has received a combined gross total of approximately $202 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but is currently in settlement discussions with certain carriers over amounts potentially owed to the Company. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.

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

Other Matters Kristen Schertzer, et al On March 1, 2019, Cardtronics was named as a defendant in a purported class action lawsuit stylized as Kristen Schertzer, et al. v. Bank of America, N.A., et al., Case No. 3:19-cv-00264, in the United States District Court for the Southern District of California, which alleges harm related to balance inquiry transactions. On September 28, 2020, the District Court issued a denial of Cardtronics’ motion to dismiss and the matter proceeded to the discovery phase. In October 2021, Cardtronics and the putative class representative agreed to settle this matter as to the company only on an individual plaintiff basis. The litigation continues as to the other defendants. Cardtronics will soon be dismissed from the case.

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of September 30, 2021 and December 31, 2020, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

Table of Content
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

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

In millions	2021	2020
Warranty reserve liability
Beginning balance as of January 1	$18	$21
Accruals for warranties issued	20	22
Settlements (in cash or in kind)	(20)	(25)
Ending balance as of September 30	$18	$18

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

11. LEASING

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

The following table presents our lease balances as of September 30, 2021 and December 31, 2020:

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Location in the Condensed Consolidated Balance Sheet	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$423	$344
Finance lease assets	Property, plant and equipment, net	64	55
Accumulated amortization of finance lease assets	Property, plant and equipment, net	(31)	(18)
Total leased assets		$456	$381
Liabilities
Current
Operating lease liabilities	Other current liabilities	$102	$85
Finance lease liabilities	Other current liabilities	17	15
Noncurrent
Operating lease liabilities	Operating lease liabilities	406	325
Finance lease liabilities	Other liabilities	17	23
Total lease liabilities		$542	$448

The following tables present our lease costs for operating and finance leases:

	Three months ended September 30		Nine months ended September 30
In millions	2021	2020	2021	2020
Operating lease cost	$34	$31	$99	$93
Finance lease cost
Amortization of leased assets	5	4	13	10
Interest on lease liabilities	—	—	1	1
Short-Term lease cost	—	2	2	4
Variable lease cost	10	4	21	20
Total lease cost	$49	$41	$136	$128

The following tables present the supplemental cash flow information:

	Three months ended September 30		Nine months ended September 30
In millions	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36	$32	$110	$93
Operating cash flows from finance leases	$—	$—	$1	$1
Financing cash flows from finance leases	$5	$3	$13	$9
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$5	$12	$135	$14
Finance Leases	$—	$1	$2	$16

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of September 30, 2021:

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions	Operating Leases	Finance Leases
Remainder of 2021	$37	$5
2022	112	17
2023	81	10
2024	65	3
2025	53	—
Thereafter	305	—
Total lease payments	653	35
Less: Amount representing interest	145	1
Present value of lease liabilities	$508	$34

The following table presents the weighted average remaining lease term and interest rates:

	September 30, 2021	December 31, 2020
Weighted average lease term:
Operating leases	8.3 years	8.7 years
Finance leases	2.2 years	2.7 years
Weighted average interest rates:
Operating leases	5.67%	6.45%
Finance leases	3.96%	4.59%

Lessor We have various arrangements for certain point-of-sale equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.

12. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended September 30, 2021, the Company paid cash dividends of $3 million. During the three months ended September 30, 2020, the Company paid dividends-in-kind of $6 million. During the nine months ended September 30, 2021, the Company paid cash dividends of $11 million. During the nine months ended September 30, 2020, the Company paid total dividends of $19 million of which $13 million were dividends-in-kind and $6 million were paid in cash.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of September 30, 2021 and December 31, 2020, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million shares, respectively.

13. EARNINGS PER SHARE

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

Table of Content
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

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Numerator:
Income (loss) from continuing operations	$12	$31	$33	$118
Dividends on Series A Convertible Preferred Stock	(4)	(6)	(12)	(19)
Income (loss) from continuing operations attributable to NCR common stockholders	8	25	21	99
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to NCR common stockholders	$8	$25	$21	$99

Denominator:
Basic weighted average number of shares outstanding	131.5	128.5	130.8	128.2

Basic earnings per share:
From continuing operations	$0.06	$0.19	$0.16	$0.77
From discontinued operations	—	—	—	—
Total basic earnings per share	$0.06	$0.19	$0.16	$0.77

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Numerator:
Income (loss) from continuing operations	$12	$31	$33	$118
Dividends on Series A Convertible Preferred Stock	(4)	(6)	(12)	(19)
Income (loss) from continuing operations attributable to NCR common stockholders	8	25	21	99
Loss from discontinued operations, net of tax	—	—	—	—
Net income (loss) attributable to NCR common stockholders	$8	$25	$21	$99

Denominator:
Basic weighted average number of shares outstanding	131.5	128.5	130.8	128.2
Dilutive effect of restricted stock units and stock options	6.3	1.2	6.3	1.6
Weighted average diluted shares	137.8	129.7	137.1	129.8

Diluted earnings per share:
From continuing operations	$0.06	$0.19	$0.15	$0.76
From discontinued operations	—	—	—	—
Total diluted earnings per share	$0.06	$0.19	$0.15	$0.76

For the three months ended September 30, 2021 shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended September 30, 2021 weighted average restricted stock units and options of 0.1 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

For the nine months ended September 30, 2021, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the nine months ended September 30, 2021, weighted average restricted stock units and stock options of 4.7 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

14. DERIVATIVES AND HEDGING INSTRUMENTS

NCR is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We manage interest rate risk associated with our vault cash rental obligations and floating rate-debt by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. To manage differences in the amount, timing and

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
duration of known or expected cash payments related to our existing Term Loan A and vault cash agreements, we entered into interest rate cap agreements in the third quarter of 2021.

Further, a substantial portion of our operations and revenue occur outside the U.S and as such NCR has exposure to approximately 50 functional currencies. Our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates. The Company seeks to mitigate such impact by hedging its foreign currency transaction exposure using foreign currency forward and option contracts.

Foreign Currency Exchange and Interest Rate Risk

The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates foreign exchange and interest rate contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.

We utilize interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements are included in cash flows from operating activities in the condensed consolidated statements of cash flows.

Additionally, we utilize foreign exchange contracts including both forwards and options to hedge our exposure of assets, liabilities, and earnings denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change. We do not enter into hedges for speculative purposes.

At September 30, 2021, each of our outstanding interest rate cap agreements were determined to be highly effective. Amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense and cost of product as payments are made on the Company’s variable-rate debt and vault cash rental obligations, respectively. As of September 30, 2021, the balance in AOCI related to interest rate derivatives was zero. We elected to amortize the premium paid for the interest rate cap agreements straight-line over the life of the interest rate contracts.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	September 30, 2021
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$—	$—
Interest rate contracts	Other assets	$2,000	$8	Other liabilities	$—	$—
Total derivatives designated as hedging instruments			$8			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$307	$2	Other current liabilities	$352	$1
Total derivatives not designated as hedging instruments			$2			$1
Total derivatives			$10			$1

	Fair Values of Derivative Instruments
	December 31, 2020
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$—			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$150	$—	Other current liabilities	$425	$1
Total derivatives not designated as hedging instruments			$—			$1
Total derivatives			$—			$1

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2021	For the three months ended September 30, 2020	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2021	For the three months ended September 30, 2020
Foreign exchange contracts	$—	$(5)	Cost of products	$—	$3
In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations (Effective Portion)	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Foreign exchange contracts	$—	$(5)	Cost of products	$—	$2

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended September 30		Nine months ended September 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2021	2020	2021	2020
Foreign exchange contracts	Other (expense), net	$(6)	$4	$(20)	$15

Refer to Note 15, Fair Value of Assets and Liabilities, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for expected losses are adequate. As of September 30, 2021, we did not have any significant concentration of credit risk related to financial instruments.

15. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are set forth as follows:

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	September 30, 2021
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$8	$8	$—	$—
Foreign exchange contracts (2)	2	—	2	—
Interest rate cap agreements (3)	8	—	8	—
Total	$18	$8	$10	$—
Liabilities:
Foreign exchange contracts (4)	$1	$—	$1	$—
Total	$1	$—	$1	$—

	December 31, 2020
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$22	$22	$—	$—
Foreign investments(2)	2	—	2	—
Foreign exchange contracts (2)	—	—	—	—
Total	$24	$22	$2	$—
Liabilities:
Foreign exchange contracts (4)	$1	$—	$1	$—
Total	$1	$—	$1	$—

(1)    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)    Included in Other current assets in the Condensed Consolidated Balance Sheets.
(3)    Included in Other assets in the Condensed Consolidated Balance Sheets.
(4)    Included in Other current liabilities in the Condensed Consolidated Balance Sheets.

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

Interest Rate Cap Agreements In order to add stability to interest expense and operating costs and to manage exposure to interest rate movements the Company utilizes interest rate cap agreements as part of its interest rate risk management strategy. The interest rate cap agreements are valued using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As such, the interest rate cap agreements are classified in Level 2 of the fair value hierarchy.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. We measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of September 30, 2021, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three and nine months ended September 30, 2021 and 2020.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)

Changes in AOCI by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2020	$(245)	$(26)	$—	$(271)
Other comprehensive income (loss) before reclassifications	(28)	—	—	(28)
Amounts reclassified from AOCI	—	(1)	—	(1)
Net current period other comprehensive (loss) income	(28)	(1)	—	(29)
Balance as of September 30, 2021	$(273)	$(27)	$—	$(300)

Reclassifications Out of AOCI

For the three months ended September 30, 2021
Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	—	—	—
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	1	—	1
Total before tax	$—	$—	$—	$—
Tax expense				—
Total reclassifications, net of tax				$—

	For the three months ended September 30, 2020
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$3	$3
Cost of services	—	—	—	—
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	1	—	1
Total before tax	$—	$—	$3	$3
Tax expense				(1)
Total reclassifications, net of tax				$2

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Reclassifications Out of AOCI

	For the nine months ended September 30, 2021
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	—	(1)
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	1	—	1
Total before tax	$—	$(1)	$—	$(1)
Tax expense				—
Total reclassifications, net of tax				$(1)

	For the nine months ended September 30, 2020
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$2	$2
Cost of services	(1)	(2)	—	(3)
Selling, general and administrative expenses	(1)	(1)	—	(2)
Research and development expenses	—	1	—	1
Total before tax	$(2)	$(2)	$2	$(2)
Tax expense				1
Total reclassifications, net of tax				$(1)

17. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	September 30, 2021	December 31, 2020
Accounts receivable
Trade	$947	$1,120
Other	27	48
Accounts receivable, gross	974	1,168
Less: allowance for credit losses	(31)	(51)
Total accounts receivable, net	$943	$1,117

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Our allowance for credit losses as of September 30, 2021 and December 31, 2020 was $31 million and $51 million, respectively. The impact to our allowance for credit losses for the three months ended September 30, 2021 was a benefit of $2 million, and for the nine months ended September 30, 2021 was an expense of $1 million. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable, risks to specific industries or countries, as well as the COVID-19 pandemic, and adjust the reserves accordingly. Our allowance for credit losses charged to expense for the three and nine months ended September 30, 2020 was $7 million and $26 million, respectively. We increased our allowance for credit losses for the three and nine months ended September 30, 2020 by $3 million and $9 million based upon forecasts that reflect increased economic uncertainty resulting from the COVID-19 pandemic. The Company recorded write-offs against the reserve for the three months ended September 30, 2021 and 2020 of $7 million and $5 million, respectively. The Company recorded write-offs against the reserve for the nine months ended September 30, 2021 and 2020 of $21 million and $11 million, respectively.
The components of inventory are summarized as follows:

In millions	September 30, 2021	December 31, 2020
Inventories
Work in process and raw materials	$171	$133
Finished goods	206	135
Service parts	370	333
Total inventories	$747	$601

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

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three and nine months ended September 30, 2021 to the results for the three and nine months ended September 30, 2020.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at September 30, 2021.

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

•Banking - We offer solutions to customers in the financial services industry that power their digital transformation through software, services and hardware to deliver differentiated experiences for their customers and improve efficiency for the financial institution. Our managed services and ATM-as-a-Service help banks run their end-to-end ATM channel, positioning NCR as a strategic partner. We augment these solutions by offering a full line of software, services and hardware including interactive teller machines (ITM), and recycling, multi-function and cash dispense ATMs. NCR's digital banking solutions enable anytime-anywhere convenience for a financial institution’s consumer and business customers. We also help institutions implement their digital first platform strategy by providing solutions for banking channel services, transaction processing, imaging, and branch services. Cardtronics provides financial-related services to cardholders. Cardtronics also owns and operates the Allpoint network, a retail-based surcharge-free ATM network. Cardtronics also provides ATM management and ATM equipment-related services to large retail merchants and smaller retailers.

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
SIGNIFICANT THEMES AND EVENTS

As more fully discussed in later sections of this MD&A, the following were significant themes and events for the third quarter of 2021.

•Revenue of $1,901 million, up 20%
•Significant profit margin expansion driven by cost reductions and favorable mix of revenue
•Cash flow from operations of $497 million; Free cash flow of $125 million
•Continued strength in strategic initiatives

STRATEGIC INITIATIVES AND TRENDS

In order to provide long-term value to all of our stakeholders, we set complementary business goals and financial strategies. Our business goal is to be a software and services-led company, and to be the leading technology provider of choice that runs banks, stores and restaurants around the world through our NCR-as-a-Service solutions that help banks, stores and restaurants run better, so they have more time to create customer experiences that drive lasting success. Our financial strategy is to transition our revenue mix so that 80 percent of our total revenue is comprised of software and services revenue, 60 percent of our total revenue is comprised of recurring revenue, and our adjusted EBITDA margin rate increases to 20 percent. Execution of our goals and strategy is driven by the following key pillars: (i) focus on our customers; (ii) take care of our employees; (iii) bring high-quality, innovative products to market; and (iv) leverage our brand.

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

IMPACTS FROM THE COVID-19 PANDEMIC

We continue to navigate through the challenging times presented by COVID-19 with a sharp focus on safeguarding our employees, helping our customers and managing impacts on our supply chain. Despite the unprecedented environment, our teams are executing at a high level and we are advancing our strategy.

The COVID-19 pandemic is complex and continues to evolve. While it is difficult to project the long-term impact of the pandemic, we expect it will negatively impact our business at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of the pandemic, supply chain challenges and cost escalations including materials, labor and freight, and any additional governmental and public actions taken in response. We continue to evaluate the long-term impact that COVID-19 may have on our business model. There can be no assurance that the measures we have taken or will take will completely offset the negative impact of COVID-19.

Results from Operations

For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020

Key Strategic Financial Metrics

The following tables show our key strategic financial metrics for the three and nine months ended September 30, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year. The software and services revenue and recurring revenue metrics below include the results of operations of Cardtronics for the period from the date of acquisition, June 21, 2021 to September 30, 2021.

Software and services revenue as a percentage of total revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Software & Services	$1,450	$1,123	76.3%	70.7%	29%
Hardware	451	466	23.7%	29.3%	(3)%
Total Revenue	$1,901	$1,589	100.0%	100.0%	20%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Software & Services	$3,733	$3,298	72.9%	72.1%	13%
Hardware	1,389	1,278	27.1%	27.9%	9%
Total Revenue	$5,122	$4,576	100.0%	100.0%	12%

Recurring revenue as a percentage of total revenue -

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Recurring revenue (1)	$1,181	$848	62.1%	53.4%	39%
All other products and services	720	741	37.9%	46.6%	(3)%
Total Revenue	$1,901	$1,589	100.0%	100.0%	20%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Recurring revenue (1)	$2,984	$2,464	58.3%	53.8%	21%
All other products and services	2,138	2,112	41.7%	46.2%	1%
Total Revenue	$5,122	$4,576	100.0%	100.0%	12%

(1) Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, cloud revenue, payment processing revenue, interchange and network revenue, and certain professional services arrangements as well as term-based software license arrangements that include customer termination rights.

Net income (loss) from continuing operations and Adjusted EBITDA as a percentage of total revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Net income (loss) from continuing operations	$12	$31	0.6%	2.0%	(61)%
Adjusted EBITDA	$352	$249	18.5%	15.7%	41%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Net income (loss) from continuing operations	$33	$118	0.6%	2.6%	(72)%
Adjusted EBITDA	$891	$638	17.4%	13.9%	40%

Non-GAAP Financial Measures:

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

	Three months ended September 30		Nine months ended September 30
In millions	2021	2020	2021	2020
Net income (loss) from continuing operations (GAAP)	$12	$31	$33	$118
Pension mark-to-market adjustments	—	—	—	—
Transformation and restructuring costs	5	19	20	32
Acquisition-related amortization of intangibles	45	21	88	62
Acquisition-related costs	9	—	92	—
Loss on debt extinguishment	42	20	42	20
Interest expense	68	60	174	167
Interest income	—	(3)	(4)	(5)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	104	70	250	201
Income taxes	29	—	77	(33)
Stock-based compensation expense	38	31	119	76
Adjusted EBITDA (non-GAAP)	$352	$249	$891	$638

Consolidated Results

The following table shows our results for the three and nine months ended September 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Product revenue	$520	$521	27.4%	32.8%	—%
Service revenue	1,381	1,068	72.6%	67.2%	29%
Total revenue	1,901	1,589	100.0%	100.0%	20%
Product gross margin	91	69	17.5%	13.2%	32%
Service gross margin	429	358	31.1%	33.5%	20%
Total gross margin	520	427	27.4%	26.9%	22%
Selling, general and administrative expenses	294	254	15.5%	16.0%	16%
Research and development expenses	69	55	3.6%	3.5%	25%
Total operating expenses	363	309	19.1%	19.4%	17%
Income from operations	$157	$118	8.3%	7.4%	33%

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Product revenue	$1,553	$1,476	30.3%	32.3%	5%
Service revenue	3,569	3,100	69.7%	67.7%	15%
Total revenue	5,122	4,576	100.0%	100.0%	12%
Product gross margin	263	222	16.9%	15.0%	18%
Service gross margin	1,127	974	31.6%	31.4%	16%
Total gross margin	1,390	1,196	27.1%	26.1%	16%
Selling, general and administrative expenses	835	743	16.3%	16.2%	12%
Research and development expenses	204	169	4.0%	3.7%	21%
Total operating expenses	1,039	912	20.3%	19.9%	14%
Income from operations	$351	$284	6.9%	6.2%	24%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin and service gross margin, which are divided by the related component of revenue.

Revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 vs 2020
Product revenue	$520	$521	27.4%	32.8%	—%
Service revenue	1,381	1,068	72.6%	67.2%	29%
Total revenue	$1,901	$1,589	100.0%	100.0%	20%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 vs 2020
Product revenue	$1,553	$1,476	30.3%	32.3%	5%
Service revenue	3,569	3,100	69.7%	67.7%	15%
Total revenue	$5,122	$4,576	100.0%	100.0%	12%

Product revenue includes our hardware and software license revenue streams. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.

For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020

Total revenue increased 20% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Total revenue increased 12% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Product revenue for the three months ended September 30, 2021 was flat compared to the three months ended September 30, 2020. Product revenue for the nine months ended September 30, 2021 increased due to growth in SCO and POS revenue partially offset by a decline in ATM revenue. Service revenue for the three and nine months ended September 30, 2021 increased due to growth in software related services, which includes the results of Cardtronics, and hardware maintenance.

Gross Margin

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Product gross margin	$91	69	17.5%	13.2%	32%
Service gross margin	429	358	31.1%	33.5%	20%
Total gross margin	$520	427	27.4%	26.9%	22%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Gross margin as a percentage of revenue in the three months ended September 30, 2021 was 27.4% compared to 26.9% in the three months ended September 30, 2020. Gross margin in the three months ended September 30, 2021 included $3 million of transformation and restructuring costs and $23 million of amortization of acquisition-related intangible assets. Gross margin for the three months ended September 30, 2020 included $14 million of transformation and restructuring costs and $5 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue increased from 28.1% to 28.7% due to an increase in the favorable higher margin software and services revenue.

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Product gross margin	$263	$222	16.9%	15.0%	18%
Service gross margin	1,127	974	31.6%	31.4%	16%
Total gross margin	$1,390	$1,196	27.1%	26.1%	16%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Gross margin as a percentage of revenue in the nine months ended September 30, 2021 was 27.1% compared to 26.1% in the nine months ended September 30, 2020. Gross margin in the nine months ended September 30, 2021 included $14 million of transformation and restructuring costs and $39 million of amortization of acquisition-related intangible assets. Gross margin for the nine months ended September 30, 2020 included $19 million of transformation and restructuring costs and $16 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue increased from 26.9% to 28.2% due to an increase in the favorable higher margin software and services revenue, as well as recurring cost-saving actions.

Selling, General and Administrative Expenses

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 vs 2020
Selling, general and administrative expenses	$294	$254	15.5%	16.0%	16%

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Selling, general, and administrative expenses were $294 million compared to $254 million in the three months ended September 30, 2021 and 2020, respectively. As a percentage of revenue, selling, general and administrative expenses were 15.5% compared to 16.0% in the three months ended September 30, 2021 and 2020, respectively. In the three months ended September 30, 2021, selling, general and administrative expenses included $22 million of amortization of acquisition-related intangible assets and $8 million of acquisition-related costs. In the three months ended September 30, 2020, selling, general and administrative expenses included $2 million of transformation and restructuring costs and $16 million of amortization of acquisition-related intangible assets. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 14.9% to 13.8% due an increase in revenue and recurring cost-saving actions implemented.

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 vs 2020
Selling, general and administrative expenses	$835	$743	16.3%	16.2%	12%

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Selling, general, and administrative expenses were $835 million compared to $743 million in the nine months ended September 30, 2021 and 2020, respectively. As a percentage of revenue, selling, general and administrative expenses were 16.3% compared to 16.2% in the nine months ended September 30, 2021 and 2020, respectively. In the nine months ended September 30, 2021, selling, general and administrative expenses included $5 million of transformation and restructuring costs, $49 million of amortization of acquisition-related intangible assets and $77 million of acquisition-related costs. In the nine months ended September 30, 2020, selling, general and administrative expenses included $10 million of transformation and restructuring costs and $46 million of amortization of acquisition-related intangible assets. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 15.0% to 13.7% primarily due an increase in revenue and cost-saving actions implemented.

Research and Development Expenses

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Research and development expenses	$69	$55	3.6%	3.5%	25%

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Research and development expenses were $69 million compared to $55 million in the three months ended September 30, 2021 and 2020, respectively. As a percentage of revenue, these costs were 3.6% and 3.5% in the three months ended September 30, 2021 and 2020, respectively. In the three months ended September 30, 2020, research and development expenses included $3 million of transformation and restructuring costs. After considering this item, research and development expenses increased slightly as a percentage of revenue from 3.3% to 3.6% due to an increase in investments related to our strategic initiatives.

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Research and development expenses	$204	$169	4.0%	3.7%	21%

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Research and development expenses were $204 million compared to $169 million in the nine months ended September 30, 2021 and 2020, respectively. As a percentage of revenue, these costs were 4.0% and 3.7% in the nine months ended September 30, 2021 and 2020, respectively. In the nine months ended September 30, 2021, research and development expenses included $1 million of costs related to our transformation and restructuring costs. In the nine months ended September 30, 2020, research and development expenses included $3 million of transformation and restructuring costs. After considering this item, research and development expenses increased slightly as a percentage of revenue from 3.6% to 4.0% due to increased investments related to our strategic initiatives.

Loss on Debt Extinguishment

	Three months ended September 30		Increase (Decrease)
In millions	2021	2020	2021 v 2020
Loss on extinguishment of debt	$42	$20	110%

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Loss on extinguishment of debt was $42 million compared to $20 million in the three months ended September 30, 2021 and 2020, respectively. Loss on extinguishment of debt of $42 million is related to the premium paid for early redemption of $400 million 8.125% of senior secured notes due 2025, which includes the write-off of deferred financing fees of $5 million and a cash redemption premium of $37 million. Refer to Note 5, Debt Obligations of the Notes to Condensed Consolidated Financial Statements for additional discussion on the financing transactions.

	Nine months ended September 30		Increase (Decrease)
In millions	2021	2020	2021 v 2020
Loss on extinguishment of debt	$42	$20	110%

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Loss on extinguishment of debt was $42 million compared to $20 million in the nine months ended September 30, 2021 and 2020, respectively. Loss on extinguishment of debt of $42 million is related to the premium paid for early redemption of $400 million 8.125% of senior secured notes due 2025, which includes the write-off of deferred financing fees of $5 million and a cash redemption premium of $37 million. Refer to Note 5, Debt Obligations of the Notes to Condensed Consolidated Financial Statements for additional discussion on the financing transactions.

Interest Expense

	Three months ended September 30		Increase (Decrease)
In millions	2021	2020	2021 v 2020
Interest expense	$68	$60	13%

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Interest expense was $68 million compared to $60 million in the three months ended September 30, 2021 and 2020, respectively. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility. The main driver was related to the increase in total outstanding debt as a result of the closing of the acquisition of Cardtronics.

	Nine months ended September 30		Increase (Decrease)
In millions	2021	2020	2021 v 2020
Interest expense	$174	$167	4%

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Interest expense was $174 million compared to $167 million in the nine months ended September 30, 2021 and 2020, respectively. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility. Higher average outstanding principal balances partially offset by the lower average interest rates increased interest expense during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Other Income (Expense), net

Other income (expense), net was an expense of $5 million and $6 million in the three months ended September 30, 2021 and 2020, respectively, and was $23 million and $10 million in the nine months ended September 30, 2021 and 2020, respectively, with the components reflected in the following table:

	Three months ended September 30		Nine months ended September 30
In millions	2021	2020	2021	2020
Interest income	$—	$2	$4	$4
Foreign currency fluctuations and foreign exchange contracts	(5)	(7)	(12)	(12)
Bank-related fees	(4)	(1)	(25)	(4)
Employee benefit plans	3	—	9	2
Other, net	1	—	1	—
Other income (expense), net	$(5)	$(6)	$(23)	$(10)

In the nine months ended September 30, 2021, the Company incurred bank-related fees of $19 million related to certain structuring and commitment fees as a result of the financing transactions entered into during the first quarter of 2021 related to the transaction with Cardtronics.

Income Taxes

	Three months ended September 30
In millions	2021	2020
Income tax expense (benefit)	$29	$—

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $29 million for the three months ended September 30, 2021 compared to zero income tax expense for the three months ended September 30, 2020. The change was primarily driven by a valuation allowance against interest expense deduction carryforwards generated during the three months ended September 30, 2021. Additionally, during the three months ended September 30, 2021, the Company did not recognize any material discrete tax benefits, whereas during the three months ended September 30, 2020, the Company recognized discrete tax benefits resulting from a decrease in the balance of the Company's gross unrecognized tax benefits as a result of lapsing of statutes of limitations.

	Nine months ended September 30		Increase (Decrease)
In millions	2021	2020	2021 v 2020
Income tax expense (benefit)	$77	$(33)	(333)%

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Income tax expense was $77 million for the nine months ended September 30, 2021 compared to income tax benefit of $33 million for the nine months ended September 30, 2020 The change was primarily driven by higher income before taxes, a valuation allowance against interest expense deduction carryforwards generated during the nine months ended September 30, 2021 and discrete tax expenses and benefits. In the nine months ended September 30, 2021, the Company recognized a $34 million expense from recording a valuation allowance against interest expense deduction carryforwards in the U.S. and a $14 million benefit from the deferred tax impact of a tax law change in the U.K. In the nine months ended September 30, 2020, the Company recognized discrete tax benefits resulting from a decrease in the balance of the Company's gross unrecognized tax benefits as a result of lapsing of statutes of limitations and a $48 million tax benefit for the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits.

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

The following tables show our segment revenue and adjusted EBITDA for the three and nine months ended September 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year. The Banking revenue and recurring revenue metrics below include the results of operations of Cardtronics for the period from the date of acquisition, June 21, 2021 to September 30, 2021.

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Revenue
Banking	$1,050	$777	55.3%	48.9%	35%
Retail	553	556	29.1%	35.0%	(1)%
Hospitality	223	173	11.7%	10.9%	29%
T&T	75	83	3.9%	5.2%	(10)%
Total Revenue	$1,901	$1,589	100.0%	100.0%	20%

Adjusted EBITDA by Segment
Banking	$242	$144	23.0%	18.5%	68%
Retail	70	81	12.7%	14.6%	(14)%
Hospitality	35	24	15.7%	13.9%	46%
T&T	10	10	13.3%	12.0%	—%
Corporate & Other	(5)	(10)
Total Adjusted EBITDA	$352	$249	18.5%	15.7%	41%

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2021	2020	2021	2020	2021 v 2020
Revenue
Banking	$2,615	$2,303	51.1%	50.3%	14%
Retail	1,661	1,511	32.4%	33.0%	10%
Hospitality	617	502	12.0%	11.0%	23%
T&T	229	260	4.5%	5.7%	(12)%
Total Revenue	$5,122	$4,576	100.0%	100.0%	12%

Adjusted EBITDA by Segment
Banking	$547	$414	20.9%	18.0%	32%
Retail	235	167	14.1%	11.1%	41%
Hospitality	90	46	14.6%	9.2%	96%
T&T	29	28	12.7%	10.8%	4%
Corporate & Other	(10)	(17)
Total Adjusted EBITDA	$891	$638	17.4%	13.9%	40%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.

Segment Revenue

For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020

Banking revenue increased 35% and 14% for the three and nine months ended September 30, 2021, respectively, due to higher software and services revenue, which includes the results of Cardtronics, partially offset by a decline in ATM hardware revenue.

Retail revenue decreased 1% for the three months ended September 30, 2021 due to lower self-checkout hardware revenue partially offset by higher point-of-sale solutions revenue. We are also seeing an impact on the year-over-year comparison due to the shift from selling perpetual software licenses to recurring revenue. Retail revenue increased 10% for the nine months ended September 30, 2021 due to growth in self-checkout and point-of-sale solutions revenue across both of our food-drug-merchandise and convenience-fuel-retail customers.

Hospitality revenue increased 29% and 23% for the three and nine months ended September 30, 2021, respectively, driven primarily by an increase in point-of-sale solutions revenue across both our enterprise and small-and-medium business customers.

T&T revenue decreased 10% and 12% for the three and nine months ended September 30, 2021, respectively, driven by a decrease in services revenue.

Segment Adjusted EBITDA

For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020

Banking adjusted EBITDA increased for the three and nine months ended September 30, 2021 primarily driven by the increase in recurring revenue, including the Cardtronics business, as well as costs saving initiatives which lowered operating expenses.

Retail adjusted EBITDA declined for the three months ended September 30, 2021 primarily driven by product mix and higher investments in strategic initiatives. Adjusted EBITDA increased for the nine months ended September 30, 2021 primarily driven by the increase in self-checkout and point-of-sale solutions and recurring revenue as well as maintaining costs saving initiatives while investing more in strategic initiatives.

Hospitality adjusted EBITDA increased for the three and nine months ended September 30, 2021 primarily driven by an increase in revenue as well as costs saving initiatives which lowered operating expenses.

T&T adjusted EBITDA remained flat for the three months ended September 30, 2021 primarily driven by lower revenue offset by cost saving initiatives which lowered operating expenses.. T&T adjusted EBITDA increased for the nine months ended September 30, 2021 primarily driven by costs saving initiatives which lowered operating expenses.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $807 million in the nine months ended September 30, 2021 compared to cash provided by operating activities of $495 million in the nine months ended September 30, 2020. The increase in cash provided by operating activities in the nine months ended September 30, 2021 was driven by higher operating earnings and as well as the agreement entered into during the third quarter of 2021 to sell short-term receivables from certain trade accounts to an unaffiliated financial institution which provided a $274 million benefit to operating cash flows. Refer to Note 6, Trade Receivables Facility in the notes to the Condensed Consolidated Financial Statements for more information.

NCR’s management uses a non-GAAP measure called “free cash flow” to assess the financial performance of the Company. We define free cash flow as net cash provided by (used in) operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus restricted cash settlement activity, plus acquisition-related items, less the impact from the initial sale of trade accounts receivables under the agreement entered into during the 3rd quarter of 2021, and plus pension contributions and settlements. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchases of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the nine months ended September 30:

	Nine months ended September 30
In millions	2021	2020
Net cash provided by operating activities	$807	$495
Expenditures for property, plant and equipment	(68)	(23)
Additions to capitalized software	(174)	(177)
Restricted cash settlement activity	1	(3)
Transaction costs	55	—
Initial sale of trade accounts receivable	(274)	—
Pension contributions	13	14
Free cash flow (non-GAAP)	$360	$306

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments as well as proceeds from the sale of property, plant and equipment. During the nine months ended September 30, 2021, the payments for business combinations totaled $2,466 million, net of cash acquired, mainly for the cash consideration paid related to the acquisition of Cardtronics completed in the second quarter of 2021. During the nine months ended September 30, 2020, the payments for business combinations was $25 million, mainly for the remaining consideration paid related to the acquisition of Zynstra Ltd. completed in 2019.

Our financing activities include borrowings and repayments of credit facilities and notes. During the nine months ended September 30, 2021, in connection with the acquisition of Cardtronics, we issued new senior unsecured notes for an aggregate principal amount of $1.2 billion and amended and restated the senior secured credit facility to add an incremental term loan for $1.505 billion, of which $200 million converted into the revolving credit facility. We paid $52 million of financing fees related to these transactions. Refer to Note 5, Debt Obligations in the notes to the Condensed Consolidated Financial Statements for more information.

Additionally, we redeemed all of the $400 million outstanding aggregate principal amount of the Company’s 8.125% senior notes due 2025. We paid $37 million of early redemptions fees related to these transaction. The $300 million trade receivables securitization facility was extinguished as part of the Purchase Agreement and the Sale Agreements. Refer to Note 5, Debt Obligations and Note 6, Trade Receivables Facility in the notes to the Condensed Consolidated Financial Statements for more information.

Financing activities during the nine months ended September 30, 2021 also included dividends paid on the Series A preferred stock of $11 million, proceeds from stock employee plans of $33 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $28 million. Financing activities during the nine months ended September 30, 2020 included the repurchase of our common stock for a total of $41 million, dividends paid on the Series A preferred stock of $6 million, proceeds from stock employee plans of $12 million and tax withholding payments on behalf of employees for stock based awards that vested of $27 million.

Long Term Borrowings The senior secured credit facility consists of term loan facilities in an aggregate principal amount of $2.055 billion, of which $1.94 billion was outstanding as of September 30, 2021. Additionally, the senior secured credit facility provides for a five-year revolving credit facility with an aggregate principal amount of $1.3 billion, of which $385 million was outstanding as of September 30, 2021. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of September 30, 2021, there were $26 million letters of credit outstanding.

As of September 30, 2021, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029, and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

On August 12, 2021 (the "Redemption Date"), the Company redeemed all of the 8.125% Notes pursuant to which the Company elected to redeem the $400 million aggregate principal amount of the outstanding 8.125% Notes at a redemption price equal to 100% of the principal amount of the 8.125% Notes plus the excess of (if any) (a) the present value at the Redemption Date of (i) the redemption price of 8.125% Notes on April 15, 2022, plus (ii) all required remaining scheduled interest payments due on the 8.125% Notes through April 15, 2022 (but excluding accrued and unpaid interest to, but excluding, the Redemption Date), computed using a discount rate equal to the Adjusted Treasury Rate (as described in the terms of the indenture relating to the 8.125% Notes), over (b) the principal amount of the 8.125% Notes on the Redemption Date, and accrued and unpaid interest to, but excluding, the Redemption Date (the “Redemption Price”).

On September 30, 2021 NCR amended and restated its existing Receivables Financing Agreement to modify certain terms of the Company’s existing revolving trade receivables securitization facility (the “T/R Facility”). As part of the amendment, the Company repaid the outstanding balances under the facility and the borrowing capacity under the facility was eliminated.

See Note 5, Debt Obligations and Note 6, Trade Receivables Facility, of the Notes to Condensed Consolidated Financial Statements for further information on the senior secured credit facility (including certain amendments to such facility) and the senior unsecured notes in connection with the acquisition of Cardtronics.

Employee Benefit Plans In 2021, we expect to make contributions of $20 million to our international pension plans, $39 million to our postemployment plan and $2 million to our postretirement plan. For additional information, refer to Note 9, Employee Benefit Plans of the Notes to the Condensed Consolidated Financial Statements.

Series A Convertible Preferred Stock As of September 30, 2021, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the nine months ended September 30, 2021, the Company paid cash dividends of $11 million. During the nine months ended September 30, 2020, the Company paid total dividends of $19 million of which $13 million were dividends-in-kind and $6 million were paid in cash.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of September 30, 2021 and December 31, 2020, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 9.2 million shares, respectively.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at September 30, 2021 and December 31, 2020 were $367 million and $329 million, respectively. This balance also includes the cash and cash equivalents for Cardtronics plc and its subsidiaries. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of September 30, 2021, our cash and cash equivalents totaled $383 million and our total debt was $5.63 billion.

As of September 30, 2021, our borrowing capacity under the revolving credit facility was approximately $889 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1A of Part I of the Company’s 2020 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities or senior unsecured notes, we may be required to seek additional financing alternatives.

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

During the nine months ended September 30, 2021, we amended and restated our senior secured credit facility and refinanced the term loan facility and revolving credit facility thereunder. In connection with the Cardtronics transaction, we issued a senior secured incremental term loan A facility under the Senior Secured Credit Facility, in an aggregate principal amount of $1.505 billion of which $200 million of the term loan A facility was converted into revolving credit commitments under the Senior Secured Credit Facility. On April 6, 2021, the Company issued $1.2 billion aggregate principal amount of 5.125% senior notes due 2029. On August 12, 2021, the Company redeemed all of the $400 million outstanding aggregate principal amount of the Company’s 8.125% senior notes due 2025. Additionally, the $300 million trade receivables securitization facility was extinguished as part of the Purchase Agreement and the Sale Agreements. Refer to Note 5, Debt Obligations and Note 6, Trade Receivables Facility in the notes to the Condensed Consolidated Financial Statements for more information.

These transactions significantly altered the contractual and other commercial commitments related to debt obligations and interest on debt obligations previously described in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table outlines our future debt obligations and future interest on debt obligations as of September 30, 2021 with projected cash payments in the years shown:

In millions	Total Amounts		2021-2022	2023-2024	2025 & Thereafter
Debt Obligations	$5,627		$83	$596	$4,948
Interest on debt obligations	1,671	1,671	358	464	849
Total debt obligations	$7,298		$441	$1,060	$5,797

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC Regulation S-K Item 303 (a) (4) (ii).

Critical Accounting Policies and Estimates
Management reassessed the critical accounting policies as disclosed in our 2020 Annual Report on Form 10-K and determined that there were no changes to our critical accounting policies or our estimates associated with those policies in the nine months ended September 30, 2021.
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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $23 million as of September 30, 2021. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $26 million as of September 30, 2021. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was weaker in the third quarter of 2021 compared to the third quarter of 2020 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 59% of our borrowings were on a fixed rate basis as of September 30, 2021. The increase in pre-tax interest expense for the nine months ended September 30, 2021 from a hypothetical 100 basis point increase in variable interest rates would be approximately $9 million, excluding any impact from outstanding interest rate cap agreements.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions (as counterparties to hedging transactions) and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2021, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2021, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

We completed the Cardtronics acquisition on June 21, 2021 (see Note 2, Business Combinations of the Notes to Condensed Consolidated Financial Statements). The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Cardtronics. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Cardtronics represented approximately 15% of our gross revenue for the three months ended September 30, 2021. Total assets of the acquired business as of September 30, 2021 represented approximately 27% of total consolidated assets, consisting principally of goodwill and other intangible assets.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 10, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.    RISK FACTORS

The following information with respect to the acquisition of Cardtronics plc (“Cardtronics”) supplements the disclosure set forth under Part I, Item IA (“Risk Factors”) of the Company's 2020 Annual Report on Form 10-K (“Form 10-K”). In addition to the items noted below, the risk associated with the Cardtronics business are similar to those NCR faces in many respects, and therefore the acquisition will in many cases increase our exposure to the risks noted in our Form 10-K. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial conditions and results of operations. If any of the risks and uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

NCR may be unable to integrate the business of Cardtronics successfully or realize certain anticipated benefits. The legal acquisition of Cardtronics closed on June 21, 2021. NCR may fail to realize the anticipated benefits and synergies, which could adversely affect the business, financial condition and operating results of the Company. The success of the acquisition will depend, in significant part, on the ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. This growth and anticipated benefits may not be realized fully or at all, or may take longer than expected to realize. Actual operating technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives, NCR's business, financial condition and operating results may be adversely affected.

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

We are subject to certain additional significant risks and uncertainties from the Cardtronics business and industry. As a result of the acquisition, the following additional risks where identified relate to the Cardtronics business and industry.

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

•The majority of the electronic debit networks over which transactions are conducted require sponsorship by a bank, and the loss of any of sponsors and the inability to find a replacement may cause disruptions to Cardtronics' operations. In each of the geographic markets, bank sponsorship is required in order to process transactions over certain networks. In all of the markets served by Cardtronics, ATMs are connected to financial transaction switching networks operated by organizations such as Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these networks to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of the ATM network in all of the markets served by Cardtronics depends on the ability to secure these “sponsor” arrangements with financial institutions.

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

As of September 30, 2021, $153 million was available for repurchases under the March 2017 program, and approximately $620 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended September 30, 2021, 0.1 million shares were purchased at an average price of $43.57 per share.

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

    Item 6.     EXHIBITS

3.1	Bylaws of NCR Corporation, amended and restated effective July 21, 2021 (Exhibit 3.1 to the Current Report on Form 8-K of NCR Corporation dated July 21, 2021).

10.1	Receivables Purchase Agreement, dated as of September 30, 2021, by and among NCR Receivables LLC, as seller, NCR Canada Receivables LP, as guarantor, NCR Corporation, as servicer, NCR Canada Corp., as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto, as purchasers (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2021 (the “September 30, 2021 Form 8-K”)).

10.2	Amended and Restated Purchase and Sale Agreement, dated as of September 30, 2021, among NCR Receivables LLC, as buyer, and NCR Corporation, Cardtronics USA, Inc., ATM National, LLC and the other originators from time to time party thereto, as originators (Exhibit 10.2 to the September 30, 2021 Form 8-K).

10.3	Canadian Purchase and Sale Agreement, dated as of September 30, 2021, among NCR Canada Receivables LP, as buyer, and NCR Canada Corp. and the other originator originators from time to time party thereto, as originators (Exhibit 10.3 to the September 30, 2021 Form 8-K).

10.4	Performance Guaranty, dated as of September 30, 2021, by NCR Corporation, as performance guarantor, and PNC Bank, National Association, as administrative agent (Exhibit 10.4 to the September 30, 2021 Form 8-K).

10.5	Supplement No. 1, dated as of September 30, 2021, to the Amended and Restated Guarantee and Collateral Agreement, dated as of August 22, 2011, as amended and restated as of January 6, 2014, as further amended and restated as of March 31, 2016, among NCR Corporation, the Foreign Borrowers from time to time party thereto, the Subsidiary Loan Parties from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.6	Amendment to 2020 Senior Executive Team Market Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated August 11, 2021). *

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020; (ii) our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020; (iii) our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020; (iv) our condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020; (v) our condensed consolidated statements of changes in stockholder's equity for the three and nine months ended June 30, 2021 and 2020; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	October 29, 2021	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Senior Executive Vice President and Chief Financial Officer