Form 10-K
period 2021-12-31
NCR CORP
filed 2022-02-25
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑  No  ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of as of June 30, 2021, the last business day of NCR Corporation's most recently completed second fiscal quarter, was approximately $6.0 billion.
As of February 11, 2022, there were approximately 135.9 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2021 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks and registered marks of NCR Corporation and its subsidiaries, and of other companies, as indicated. Unless otherwise indicated, the terms “NCR,” the “Company,” “we,” “us,” and “our” refer to NCR Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “objective,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to NCR’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. The forward-looking statements in this Annual Report include statements regarding: the Company’s business and financial strategy; the Company’s future plans relating to its workforce talent and diversity, equity and inclusion initiatives; the Company’s plans and ability to manage its business through the COVID-19 pandemic and the impact of the pandemic; expectations regarding cost and non-price revenue synergies; expectations regarding our cash flow generation, cash reserve, liquidity, financial flexibility and impact of the COVID-19 pandemic on our employee base; expectations regarding our ability to capitalize on market opportunities; Company revenue and financial growth expectations; and expectations regarding our continued focus on our long-term fundamentals, including, but, not limited to, execution of NCR's recurring revenue strategy and accelerated growth including its transformation to a software platform and payments company focusing on as-a-service offers and its aspirational five-year goals for 2026 (which include annual recurring revenue of 80 percent, annual non-GAAP earnings per share growth of 15 percent, and annual non-GAAP free cash flow of $1 billion). Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of our control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors listed in Item 1A “Risk Factors” and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K, including factors relating to:

•Strategy and Technology: transforming our business model; development and introduction of new solutions; competition in the technology industry; integration of acquisitions and management of alliance activities; our multinational operations; and our strategic review announced on February 8, 2022
•Business Operations: domestic and global economic and credit conditions; risks and uncertainties from the payments-related business and industry; disruptions in our data center hosting and public cloud facilities; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; the impact of the coronavirus (COVID-19) pandemic; environmental exposures from historical and ongoing manufacturing activities; and climate change
•Data Privacy & Security: impact of data protection, cybersecurity and data privacy including any related issues
•Finance and Accounting: our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or similar liabilities or obligations; access or renewal of financing sources; our cash flow sufficiency to service our indebtedness; interest rate risks; the terms governing our trade receivables facility; the impact of certain changes in control relating to acceleration of our indebtedness, our obligations under other financing arrangements, or required repurchase of our senior unsecured notes; and any lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; our pension liabilities; and write down of the value of certain significant assets
•Law and Compliance: protection of our intellectual property; changes to our tax rates and additional income tax liabilities; uncertainties regarding regulations, lawsuits and other related matters; and changes to cryptocurrency regulations
•Governance: impact of the terms of our Series A Convertible Preferred (“Series A”) Stock relating to voting power, share dilution and market price of our common stock; rights, preferences and privileges of Series A stockholders compared to the rights of our common stockholders; and actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders

Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
i

PART I

All references in this Report to “NCR,” “we,” “us,” “our,” the “Company” or the “registrant” refer to NCR Corporation, a Maryland corporation, and, unless otherwise stated or the context otherwise requires, its consolidated subsidiaries.

Item 1.        BUSINESS
General
General Development of the Business
NCR was originally incorporated in 1884 and is a software- and services-led enterprise technology provider that runs stores, restaurants and self-directed banking for our customers, which includes businesses of all sizes. Our software platform, which runs in the cloud and includes microservices and APIs that integrate with our customers' systems, and our NCR-as-a-Service solutions bring together all of the capabilities and competencies of NCR to power the technology to run our customers’ operations. Our portfolio includes digital first software and services offerings for banking, retailers and restaurants, as well as payments processing and networks, multi-vendor connected device services, automated teller machines (“ATMs”), self-checkout (“SCO”), point of sale (“POS”) terminals and other self-service technologies. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sector. Our solutions are designed to support our transition to becoming a software platform and payments company.

NCR has grown organically, as well as through acquisitions, to add software, services and other capabilities that complement or enhance our existing offer portfolio, including, but not limited to, acquisitions relating to payments and cryptocurrency, digital banking, ATM-as-a-Service, and commerce platform offerings. NCR continuously evaluates potential acquisitions and develops new solutions intended to support the Company’s long-term strategy. In 2021, NCR completed the acquisition, among others, of Cardtronics plc (“Cardtronics”) to accelerate our NCR-as-a-Service strategy adding the Allpoint debit network, which is highly complementary to our payments platform and we expect will enable us to connect retail and bank customers. In early 2022, NCR completed the acquisition of LibertyX, with the goal of enabling NCR to provide a complete digital currency solution, including the ability to buy and sell cryptocurrency, conduct cross-border remittance, and accept digital currency payments across digital and physical channels.

NCR Corporation’s common stock is listed on the New York Stock Exchange and trades under the symbol “NCR.” NCR is a global company that is headquartered in Atlanta, Georgia.
Operating Segments
In this Report, we categorize our operations into the following segments: Banking, Retail, Hospitality and Telecommunications and Technology (“T&T”). The information required by Item 1 with respect to our reportable segments and financial information regarding our geographic areas and those reportable segments can be found in Item 7 of Part II of this Report under “Revenue and Operating Income by Segment” as well as in Item 8 of Part II of this Report as part of Note 4, “Segment Information and Concentrations”, of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. The reportable segments effective January 1, 2022 include: Payments & Network, Digital Banking, Self-Service Banking, Retail, and Hospitality. Additionally, effective January 1, 2022, the expenses related to corporate functions that are not specifically attributable to an individual reportable segment along with any immaterial operating segment(s) are included in Corporate & Other.

Our Strategy
In order to provide long-term value to all our stakeholders, we set complementary business goals and financial strategies. NCR is continuing its transition to become a software platform and payments company with a shift to a higher level of recurring revenue. Our business goal is to be a leading enterprise technology provider that runs stores, restaurants and self-directed banking through our software platform and our NCR-as-a-Service solutions. By helping our customers run stores, restaurants and banks better, they have more time to create customer experiences that drive lasting success. In late 2018, we set five-year strategic goals, originally set as 2024 targets. These goals include transitioning our revenue mix so that 80 percent of our total revenue is comprised of software and services, 60 percent of our total revenue is comprised of recurring revenue, and our adjusted EBITDA margin rate increases to 20 percent. Since we were near achieving those goals, in late 2021, we established aspirational five-year goals for 2026, which include annual recurring revenue of 80 percent by 2026, annual non-GAAP diluted earnings per share (“non-GAAP EPS”)(1) growth of 15 percent, and annual free cash flow(1) of $1 billion in 2026. Additionally, in February 2022, NCR announced that its Board of Directors approved commencing a comprehensive strategic review, with the assistance of outside advisors, which will evaluate a full range of strategic alternatives available to NCR to enhance value for all shareholders. Additional details are included in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Execution of our business goals and financial strategies is driven by the following key pillars:

•Focus on our customers. We encourage our employees to treat every customer as if they are our only customer. If we provide better service and better quality products than our competitors, it is our belief that our customers will likely buy more from NCR. We are increasingly becoming active, strategic advisors to our clients, helping them retool and reinvent their business, and this is reflected in a significant increase in our Net Promoter Score from 14 in 2018 to 48 in 2021. We believe this focus has or will lead to increased access to higher level customer contacts, earlier entrance into the sales cycles, and additional opportunities for upselling and cross-selling as a software- and services- led company.

•Take care of our employees. Our employees are the direct face of NCR to our clients. NCR has actively worked to increase employee engagement and satisfaction, as well as to create a culture of performance and innovation focused on software and services.

•Bring high-quality, innovative products to market. NCR focuses its research and development investments on elevating product quality and bringing new solutions to market in our key focus areas of digital banking, our next-generation retail architecture, including our NCR EmeraldTM cloud-based point of sale product, our AlohaTM Essentials solution bundle, payments and self-service banking solutions. Additionally, we have placed an increasing priority on improvements in how we go to market with NCR-as-a-Service, as well as how we package and deliver our solutions as all-in-one bundles designed around a software platform, making it easier for our customers to buy and for our teams to sell.

•Leverage our brand. We believe NCR has one of the best-known and respected brands in the industries we serve. We consider this to be a strong competitive differentiation with significant equity in our worldwide markets.

(1) With respect to our goals of free cash flow and non-GAAP EPS growth, we are not providing a reconciliation to the respective GAAP measure because we are unable to predict with reasonable certainty the reconciling items that may affect GAAP EPS and Cash flow from operations without unreasonable effort. For our definition of free cash flow, see the financial condition, liquidity and capital resources section within Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report. NCR’s non-GAAP EPS is determined by excluding, as applicable, pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits, as well as other special items, including amortization of acquisition related intangibles and transformation and restructuring activities, from NCR’s GAAP earnings per share. Due to the non-operational nature of these pension and other special items, NCR's management uses this non-GAAP measure to evaluate year-over-year operating performance. NCR believes this measure is useful for investors because it provides a more complete understanding of NCR's underlying operational performance, as well as consistency and comparability with NCR's past reports of financial results.

Products and Services
We are an enterprise technology provider selling a portfolio of digital-first software, as-a-service offers, services, payments and hardware. Our offerings fall into the following categories:
Banking
We offer solutions to customers in the financial services industry that power their digital transformation through software, services and hardware to deliver differentiated experiences for their customers and improve efficiency for the financial institution. NCR's digital banking solutions enable anytime-anywhere convenience for a financial institution’s consumer and business customers. Our account opening software unifies the sales and onboarding experience across digital, branch and call center channels for mid-market community banks and credit unions. We also help financial institutions implement their digital first platform strategy by providing solutions for banking channel services, transaction processing, imaging, and branch services. We also offer credit unions, banks, digital banks, Fintechs, stored-value debit card issuers, and other consumer financial services providers access to our Allpoint retail-based ATM network, providing convenient and surcharge-free cash withdrawal and deposit access to their customers and cardholders. We also provide branding opportunities for financial institutions on our extensive ATM network, providing a cost-effective way for banks to expand their presence and customer service and experience. Our managed services and ATM-as-a-Service help banks run their end-to-end ATM channel, including transaction processing, managing cash and cash delivery, supplies, and telecommunications as well as routine and technical maintenance, positioning NCR as a strategic partner. We augment these solutions by offering a full line of software, services and hardware.
Retail
We offer software-led solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions are designed to improve operational efficiency, selling productivity, customer satisfaction and purchasing decisions; provide secure checkout processes and payment systems; and increase service levels. Solutions include retail-oriented technologies such as comprehensive API-point of sale retail software platforms and applications, SCO, other hardware terminals and peripherals, payment processing solutions, consumer engagement solutions like eCommerce and loyalty programs, along with consulting, implementation, support and managed services to meet our customers' needs.
Hospitality
We offer technology solutions to customers in the hospitality industry, including table-service, quick-service and fast casual restaurants of all sizes, that are designed to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. Our portfolio includes cloud-based and cloud-enabled software applications for point-of-sale, back office, payment processing, kitchen production, restaurant management, eCommerce and consumer marketing and loyalty. We also provide hospitality-oriented hardware products such as POS terminals, kitchen display systems, handheld devices, printers and peripherals. And finally, we seek to help reduce the complexities of running restaurants through our services capabilities, including strategic consulting, technology deployment and implementation, support and managed services.

Telecommunications & Technology
We offer managed network and infrastructure services to enterprise clients across all industries via direct relationships with communications service providers and technology manufacturers. Our customers rely on us as a strategic partner to help them reduce complexity, improve cost efficiency, and enable global geographical reach. We deliver expert professional, field, and remote services for modern network technologies including Software-Defined Wide Area Networking, Network Functions Virtualization, Wireless Local Area Networks, Optical Networking, and Cloud Computing.

Target Markets and Distribution Channels

NCR provides solutions to customers of varying sizes in the banking, retail, hospitality and T&T industries.

We provide the technology that helps customers run self-directed banking, which primarily centers around our digital banking and ATM businesses, including software and services, as well as our Allpoint retail-based and surcharge-free ATM network. Our solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Our financial solutions customers are located throughout the world in both developed and emerging markets. We have historically sold the majority of our Banking segment solutions through a direct sales channel, and have augmented our presence through distributors and value-added resellers.

We provide solutions to the retail and hospitality industries that run the store and run the restaurant including, but not limited to, POS software and hardware, SCO software and hardware, loyalty software, supply chain and payment solutions. We also provide store virtualization, Internet of Things (“IoT”), and micro-services platform solutions to modernize store and restaurant IT infrastructure. Our Retail segment customers include all sizes of food, drug and mass merchandisers, which includes grocery stores, drug stores, and big box retailers, as well as department and specialty retail stores, convenience and fuel retailers across the globe. Our Hospitality segment customers include quick service, table service and fast casual restaurants, small and medium size restaurants across independent restaurant operators, emerging and national chains, and large global brands. Our solutions are sold through a direct sales force and through relationships with value-added resellers, distributors, dealers and other indirect sales channels.

We provide service and support for our products and solutions through services contracts with our customers. We have also established managed services contracts with key customers and continue to pursue additional managed services relationships. We believe that longer term managed services arrangements can help improve the efficiency and performance of a customer’s business, and also increase the strategic and financial importance of its relationship with NCR. We also service competing technologies and third-party products. The primary sales channel for our services is our direct sales teams, which exist across all geographies where we operate around the world. Our services professionals provide these services directly to end customers.

Competition

We face a diverse group of competitors in the banking, retail, hospitality and other industries, including the T&T industry, in which we sell our digital-first portfolio of software, services and hardware. The primary competitive factors can vary by geographic area where we operate around the world, but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; fit of the vendor’s strategic vision with the customer’s strategic direction; and quality of the vendor’s consulting, deployment and support services.

In the financial industry, our Banking segment faces a variety of competitors offering financial services and software including, among others, Fidelity National Information Services, Inc., Fiserv, Inc., Q2 Holdings, Inc., Temenos AG, Infosys Ltd., Alkami Technology, Inc. and ACI Worldwide, Inc. In addition, we face competition from ATM manufacturers including Diebold Nixdorf, Inc., and Hyosung TNS Inc., and ATM network operators including Euronet Worldwide, Inc., as well as regional firms across all geographies where we operate around the world.

In the retail and hospitality industries, our Retail and Hospitality segments face a variety of competitors across all geographies where we operate around the world. Our competitors vary by market segment, product, service offering and geographic area, and include Toshiba Tec Corporation, Flooid, Oracle Corporation, GK Software SE, PAR Technology Corporation, Olo Inc., Aptos, Inc., Lightspeed, Diebold Nixdorf, Inc., Fujitsu Limited, SAP and HP Inc., among others. In addition, we face new competitors including Toast, Inc., Revel Systems, Inc., Square, Inc., and Upserve, Inc., among others.

The primary services competitors are the companies identified above, as well as other regional and local independent services firms across all geographies where we operate around the world. We also face services competition from global enterprise technology companies including IBM Corporation, and CompuCom (owned by Variant Equity Advisors) among others, as these firms continue to focus on services as a core business strategy.

Research and Development

We remain focused on designing and developing solutions that anticipate our customers’ changing technological needs as well as consumer preferences. Our expenses for research and development were $268 million in 2021, $234 million in 2020, and $259 million in 2019. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report under “Research and Development Costs,” and is incorporated herein by reference.

Patents and Trademarks

NCR seeks patent protection for its innovations (including improvements), associated with its software, services, product, solutions, creations and developments (including hardware), where such protection is likely to provide, especially strategic value to NCR. NCR owns approximately 1,325 patents in the United States and numerous other patents in foreign countries. The foreign patents are generally counterparts of NCR’s United States patents. Many of the patents owned by NCR are licensed to others, and NCR is licensed under certain patents owned by others. As appropriate, NCR looks to monetize its patents to drive additional value from its patent portfolio. NCR also has numerous patent applications pending in the United States and in foreign countries. NCR’s portfolio of patents and patent applications is of significant value to NCR.

NCR has registered certain trademarks, including service marks, in the United States and in foreign countries. NCR considers the “NCR” and NCR logo marks, as well as its other trademarks (including service marks), to have significant value to NCR. Loss of NCR’s right to use the NCR trademark could be material. However, the NCR trademark has been used and owned by NCR for at least 100 years, and NCR expects to maintain its rights in and to the NCR trademark for years to come.

Seasonality

Our sales have been historically seasonal, with lower revenue in the first quarter and higher revenue in the fourth quarter of each year. Such seasonality also causes our working capital cash flow requirements to vary from quarter to quarter depending on variability in the volume, timing and mix of sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months. However, with the transition of our revenue mix to comprise a higher mix of recurring software and services revenue, we expect that our sales will continue to become more linear over time.

Manufacturing and Raw Materials

In most cases, there are a number of vendors providing the services and producing the parts and components that we utilize. However, there are some services and components that are purchased from single sources due to price, quality, technology or other reasons. In the past, we have been able to obtain an adequate supply of raw materials and components for virtually all materials used in the production process. We currently believe we have adequate resources of raw materials and components and that our portfolio of vendors providing services and producing parts has the resources and facilities to overcome most unforeseen interruptions of supply. As of December 31, 2021, NCR leverages a network of internal and third-party partner facilities across the globe to manufacture its products in Manaus, Brazil, Budapest, Hungary, Chennai, India and partner facilities located in Guadalajara, Mexico, Chihuahua, Mexico, and Xiamen, China.
Further information regarding the potential impact of these relationships on our business operations, and regarding sources and availability of raw materials, is also included in Item 1A of this Report under the caption “Business Operations,” and is incorporated herein by reference.

Product Backlog

Backlog includes orders confirmed for products scheduled to be shipped as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm, we may allow some orders to be canceled by the customer without penalty. Even when penalties for cancellation are provided for in a customer contract, we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have a significant portion of product revenue derived from term-based software license arrangements that include customer termination rights and services revenue that is recurring or transaction based business, which backlog information has not historically been measured. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenue for any future period. However, backlog is included as a component of our remaining performance obligation to the extent we determine that the orders are non-cancelable. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on remaining performance obligations.

Risk Management

At the Board of Directors level, NCR has a standing Risk Committee. The Risk Committee assists NCR’s Board of Directors with its oversight of executive management’s responsibilities to design, implement and maintain an effective enterprise risk management (“ERM”) framework for the Company’s overall operational, information security, strategic, reputational, technology, environmental, social and governance (“ESG”), and other risks. The Risk Committee also assists the Board of Directors with its oversight responsibilities for matters relating to diversity, equity and inclusion (“DE&I”), environment, health and safety (“EHS”), sustainability, and the security of our personnel and physical assets. At the management level, NCR's Office of Risk Management and Chief Risk Officer assist NCR and the Risk Committee in fulfilling its objectives relating to ERM, ESG, third-party risk management (“TPRM”) and business continuity planning (BCP). The Company’s Chief Risk Officer is responsible for developing and managing formal ERM, ESG, TPRM and BCP programs designed to identify, assess and respond to material and emerging risks and opportunities that may impact the achievement of the Company’s strategic objectives. NCR has also established an Executive Risk Committee that meets routinely to monitor material risks, opportunities and NCR's response plans thereto.

ESG

At NCR, we remain committed to creating positive change that supports an innovative and sustainable future in a responsible way. Our NCR business strategy directly aligns with the ESG priorities that we established in 2020. NCR’s business strategy to change from a hardware-led to a software-and services-led company offers us a new and different environmental footprint profile. To successfully become a software company, the NCR business strategy is dependent on customer satisfaction and harnessing our culture of innovation. NCR's focus on customer satisfaction is two-fold: we intend to represent the ESG qualities our customers are looking for; and we intend for our employees to fulfill and answer these expectations.

ESG Oversight. NCR is committed to a strong oversight mechanism of ESG issues. NCR’s Board of Directors has direct oversight of ESG activities through its Risk Committee. The Risk Committee and other Board committees oversee components of ESG, including, business ethics and integrity, data protection, privacy and security, our people, DE&I, environmental management, product innovation and management, and supplier responsibility.

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

Our Ethics and Compliance Program is responsible for managing the Company’s adherence to the Code of Conduct. Further, our Chief Ethics & Compliance Officer oversees investigations pertaining to fraud, conflicts of interest, violations of laws, and other similar matters, and reports on those activities to one or more Committees of the Board.

Data Protection, Privacy and Security. At NCR, we are proud of our data protection, cybersecurity, and privacy programs. These initiatives receive oversight from the Board’s Risk Committee, as well as several members of our executive leadership team including the Chief Operations Officer, General Counsel, Chief Security Officer, Chief Information Officer, and Chief Technology Officer. NCR’s Chief Information Security Officer and Chief Privacy Officer are responsible for management of these programs. Additional support is provided by our Chief Ethics & Compliance Officer.

NCR supports appropriate privacy protections for those with whom we interact. We foster a culture that values the privacy rights of individuals. Under the direction of NCR’s Chief Privacy Officer, the program offers thought leadership, advice and guidance on privacy practices such as: complying with privacy laws and regulations; designing solutions with privacy in mind; implementing contracts governing intracompany activities; minimizing the collection of data; providing meaningful notice and choice; and safeguarding information. The program is supported by privacy attorneys, privacy program managers within the business, and data protection officers in various locations internationally. Many of these privacy professionals have industry recognized privacy certifications from the International Association of Privacy Professionals.

Under the direction of NCR’s Chief Security Officer and Chief Information Security Officer, the Global Information Security organization is responsible for implementing and maintaining an information security program with the goal to protect information technology resources and protect the confidentiality and integrity of data gathered on our people, partners, customers, and business assets. Also, we employ various information technology and protection methods designed to promote data security including firewalls, intrusion prevention systems, denial of service detection, anomaly-based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management system, identity management technology, security analytics, multi-factor authentication and encryption. To further our commitment to data privacy and cybersecurity: NCR maintains the ISO 27001 certification for certain NCR locations throughout the United States, Europe, and India; third party audits for PCI-DSS, PA-DSS and SSAE-18 SOC2 are conducted for certain service offerings; NCR maintains a robust information security awareness and training program pursuant to which employees are required to complete training within 30 days of hire, as well as an annual refresher course, and NCR performs regular testing to help ensure employees can identify email “phishing” attacks; NCR's corporate insurance policies include certain information security risk policies that cover network security, privacy and cyber events; and we maintain the NCR Privacy Policy that can be found at https://www.ncr.com/privacy.

Our People. At NCR, we believe that investment in our employees has a positive impact on our employees and our customers. We put that into action with several employee development and engagement programs, including those described under the caption “Human Capital Resources” in Item 1 of this Report.

Diversity, Equity and Inclusion (DE&I). NCR believes in the power and value of diversity and strives to build a globally inclusive workplace where all people are treated fairly. We seek to include everyone, lead with empathy, and make our communities better. We encourage IDEAS (Inclusion, Diversity, Equity, Allyship, and Storytelling) and seek to inspire each other to be our authentic selves. The Board of Directors and its Risk Committee have direct oversight of our DE&I activities, including those described under the caption “Human Capital Resources” in Item 1 of this Report.

Environmental Management. We are committed to managing our environmental footprint and protecting the global communities in which we operate. We strive to minimize the environmental impact of our products and operations while also delivering innovative technologies and solutions designed to support businesses and consumers in their efforts to operate responsibly. We also recognize the importance of minimizing our environmental footprint through energy and greenhouse gas (“GHG”) management. That is why we continue to report our Scope 1 and Scope 2 emissions from our global facilities and service operations through the CDP (formerly Carbon Disclosure Project). We complete the annual CDP climate change questionnaire and evaluate our environmental management progress annually to better understand our areas of opportunity to make a true impact.

Our commitment to environmental management extends into our products and operational footprint. Our Brazil, Hungary, and India facilities maintain the ISO 14001 certification. The NCR Global Headquarters in Midtown Atlanta has been awarded two Leadership in Energy and Environmental Design (“LEED”) Platinum certifications: 1) Building Design and Construction: Core & Shell and Interior Design; 2) Construction: Commercial Interiors. Our newest office in Belgrade is also LEED certified. Further, as part of our Cardtronics acquisition, the offices in Houston, Texas, and a major facility in Frisco, Texas, each use natural light and energy-efficient LED lighting to reduce energy consumption and are also LEED certified.

Product Innovation and Management. Delivering solutions and services that provide value to our customers in an environmentally responsible way is critical to NCR’s ongoing success. As such, we strive to develop, and recycle our products in a responsible way. One example of how we are already doing this is that certain of our applications, such as Intelligent Deposit and Self-Service Diagnostic Gateway (“SSDG”), enable our SelfServ ATM customers to better handle the increasing volume – cutting down on costs, maintenance, fuel and materials associated with them.

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

As part of our overall ERM approach, our Third-Party Risk Management (“TPRM”) program is designed to ensure proper risk identification and oversight of NCR’s vendors and includes the following objectives:

•Perform risk-based segmentation and prioritization of all existing and new NCR vendors
•Perform sanctions screenings on all vendors and anti-bribery, anti-corruption (“ABAC”) screenings on applicable vendors
•Perform extended due diligence on identified high risk vendors to include responsible sourcing, business continuity, information security, data privacy, and other reviews as applicable
•Perform Financial Risk Assessment on identified high risk vendors

Additionally we take a risk-based approach to supply chain due diligence. We engage with the majority of our largest suppliers on a quarterly basis to identify potential risk exposure. As part of our supplier partner onboarding process, supplier partners are required to certify compliance with International Electrotechnical Commission 62474 standards. NCR requires its supplier partners to maintain compliance with the Restriction of Hazardous Substances (“RoHS”) Directive, Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) Regulation, and other applicable regulations.

Human Capital Resources

General. NCR views taking care of our people as a critical part of our strategy, especially as we adapt to a changing labor market and workforce with different values, demographics and needs specific to our business as we continue to shift to a software platform and payments company. We strive to enable a culture and employment brand that attracts, develops and retains top talent. Our focus relating to investing in our people and talent in 2021 were aligned to three basic areas:

•progressing our journey to become an employer of choice
•improving HR processes and service delivery
•building a high-performing HR organization

Our progress to date includes:

•Appointed a new Chief Human Resources Officer and built a new human resources leadership team and support model, including to establish new HR Centers of Excellence to better support and engage our employees around the world and our workforce of the future
•Welcomed over 950 University Hires to NCR, including both graduates and interns
•Launched new NCR.com Careers Pages
•Launched a new Culture Crew, including 80+ Site Engagement Leaders, ambassadors and volunteers
•Launched a new HR Central platform making it easier for employees to find information and resources
•Examined and took actions on competitive pay supporting workforce changes and our shift to a software platform and payments company, including a targeted global compensation review to drive attraction and retention of talent
•Improved certain employee benefit programs
•Conducted annual employee engagement surveys that yield an Employee Net Promoter Score (“eNPS”), the results of which are reported directly to the Executive Leadership Team and the Board, leveraged to identify areas of improvement
•Designed our compensation programs such that the results of our eNPS scores drive a portion of our executives’ annual compensation
•Provided opportunities for continuous education through NCR University, our online education platform for employees
•Supported external development with our tuition assistance program, which supports college and graduate-level education programs developing business-critical skills
•Conducted regular employee performance reviews to manage, engage and reward our employees

Our current roadmap for future programs to invest in our people includes:

•Upskilling talent in software and sales to enable the workforce of the future
•Developing an employee value proposition and brand strategy
•Launching a new Leadership Development Program targeted towards top talent
•Focusing on internal talent mobility to develop and retain recent hires, including university hires
•Reimagining the onboarding experience to ensure all new hires are set up for success
•Driving employee engagement and improving eNPS at regional and site levels

On December 31, 2021, NCR had approximately 38,000 employees worldwide. Given the multinational nature of our business, we monitor our global employment footprint. As of December 31, 2021, our employees by geographic region included approximately: 27% in the Asia Pacific and Japan region; 33% in the Europe, Middle East and Africa region; 27% in the Americas, excluding the United States; and 12% in the United States.

Diversity, Equity and Inclusion (DE&I). NCR believes in the power and value of diversity and strives to build a globally inclusive workplace where all people are treated fairly. We seek to include everyone, lead with empathy, and make our communities better. We encourage IDEAS (Inclusion, Diversity, Equity, Allyship, and Storytelling) and seek to inspire each other to be our authentic selves.

We are proud to have three female directors serving on our Board. Additionally, 75% of the Board's committees are chaired by women.

We have been hard at work reviewing our DE&I policies, practices and programs to identify opportunities for new inclusive initiatives.

Our progress to date includes:

•Appointed a Vice President, Culture & Employee Experience to further champion an inclusive workplace culture for all
•Improved our supplier diversity program that invests in small businesses, as well as minority, women and veteran-owned business enterprises, and appointed a dedicated supplier diversity leader
•Continued to provide corporate funding and oversight of our Business Resource Groups to boost engagement and increase opportunities for professional development and networking
•Completed a Mentorship Program led by our Black Professionals Forum Business Resource Group designed to provide professional guidance and career coaching

Our current roadmap for future programs includes:

•Investing in the development of diverse talent through sponsorship initiatives and targeted development
•Publishing NCR’s diversity data
•Launching a series of courageous conversations and listening sessions to promote inclusion
•Launching a university diversity network to attract, hire, and grow diverse talent
•Restructuring and redeploying a council focused on global inclusion with the mission to inspire action that attracts, develops and retains top diverse talent and fosters an inclusive work environment

Government Regulations

NCR is subject to a variety of evolving government laws and regulations, including those related to environmental protection, in the various jurisdictions in which NCR operates or its products are sold, or where our offerings are used, including, for example, privacy and data protection laws, regulations and directives, and anti-corruption laws such as the United States Foreign Corrupt Practices Act and United Kingdom Bribery Act. In addition, though not material to our business taken as a whole, certain parts of NCR’s operating segments are subject to industry-specific laws and regulations. For example our digital banking business is subject to examination by the Federal Financial Institutions Examination Council (“FFIEC”); portions of our payments-related business are subject to or contractually obligated to comply with certain anti-money laundering laws and regulations such as the Bank Secrecy Act and their international counterparts; portions of certain businesses NCR recently acquired are customer-facing and may be subject to certain consumer protection requirements such as oversight by the Consumer Financial Protection Bureau (“CFPB”) and Federal Trade Commission (“FTC”) and similar state or foreign agencies in the jurisdictions where they operate; and portions of certain businesses NCR recently acquired are subject to a number of foreign, federal and state licensing requirements including money transmission, money services and virtual currency, which may be subject to regulatory changes in the future in the jurisdictions where they operate.

Although NCR does not currently expect that compliance with government laws and regulations, including environmental regulations and those designated to address climate risk, will have a material effect upon the capital expenditures, cash flow, financial condition, earnings and competitive position of NCR, its segments or its subsidiaries, it is possible that such compliance could have a material adverse impact on our capital expenditures, cash flow, financial condition, earnings or competitive position, including, but, not limited to, as NCR's Banking or Payments-related businesses grow or change as NCR continues to implement its business strategy. Further, while NCR does not currently expect to incur material capital expenditures related to compliance with such laws and regulations, and while we believe the amounts provided in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities in this area, there can be no assurances that environmental matters will not lead to a material adverse impact on our capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Fox River, Kalamazoo River and Ebina matters, is reported in Item 8 of Part II of this Report as part of Note 10, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Further information regarding the potential impact of compliance with governmental laws and regulations is also included in Item 1A of this Report and is incorporated herein by reference.

Information about our Executive Officers
The Executive Officers of NCR (as of February 25, 2022) are as follows:

Name	Age	Position and Offices Held
Frank R. Martire	74	Executive Chairman
Michael D. Hayford	62	Chief Executive Officer
Owen J. Sullivan	64	President and Chief Operating Officer
Timothy C. Oliver	53	Senior Executive Vice President and Chief Financial Officer
James M. Bedore	62	Executive Vice President, General Counsel and Secretary
Adrian Button	49	Executive Vice President, Product and Service Operations
Daniel W. Campbell	61	Executive Vice President, NCR Global Sales
Patrice Graves	55	Executive Vice President and Chief Human Resources Officer
Donald W. Layden, Jr.	64	Executive Vice President, President, Payments & Network, Head of Strategy and M&A
Beth A. Potter	62	Chief Accounting Officer

Set forth below is a description of the background of each of the Executive Officers.
Frank R. Martire is Executive Chairman of NCR, a position he has held since May 2018. Mr. Martire most recently served as Non-Executive Chairman of Fidelity National Information Services, Inc. (“FIS”), a financial services technology company. From 2015 to 2017, he served as Executive Chairman of FIS and from 2009 to 2015 was President and Chief Executive Officer of FIS after its acquisition of Metavante Technologies, Inc. (“Metavante”), a bank technology processing company. Mr. Martire previously served as Chief Executive Officer of Metavante from 2003 to 2009 and President from 2003 to 2008. Prior to that, he was President and Chief Operating Officer of Call Solutions Inc. from 2001 to 2003 and President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc. from 1991 to 2001. Mr. Martire was a member of the Board of Directors of J. Alexander’s Holdings, Inc. from 2015 to 2021, where he served as Lead Independent Director from 2019 to 2021. Mr. Martire is a member of the Board of Directors of Cannae Holdings, Inc., where he serves as Lead Independent Director. Mr. Martire became a director of NCR on May 31, 2018.

Michael D. Hayford is Chief Executive Officer of NCR, a position he has held since April 2018. Mr. Hayford was most recently Founding Partner of Motive Partners, an investment firm focused on technology-enabled companies that power the financial services industry. From 2009 until his retirement in 2013, Mr. Hayford served as the Executive Vice President and Chief Financial Officer at Fidelity National Information Services, Inc. (“FIS”), a financial services technology company. Prior to joining FIS, Mr. Hayford was with Metavante Technologies, Inc. (“Metavante”), a bank technology processing company, from 1992 to 2009. He served as the Chief Operating Officer at Metavante from 2006 to 2009 and as the President from 2008 to 2009. From 2007 to 2009, Mr. Hayford also served on the Board of Directors of Metavante. Mr. Hayford was a member of the Board of Directors and the Audit Committee of Endurance International Group Holdings, Inc. from 2013 to 2019, and was a member of the Board of Directors and Chairman of the Audit Committee of West Bend Mutual Insurance Company from 2007 to 2018. Mr. Hayford became a director of NCR on April 30, 2018.

Owen J. Sullivan is President and Chief Operating Officer of NCR. Mr. Sullivan has served as President of NCR since August 2021 and as Chief Operating Officer of NCR since July 2018. Mr. Sullivan was most recently an independent consultant, providing strategic planning, consulting and executive mentoring, and working with and investing alongside private equity firms and other investor groups. Prior to that, Mr. Sullivan was with ManpowerGroup Inc. (“ManpowerGroup”), a workforce and talent management solutions company, from 2003 to 2013. At ManpowerGroup, he served as President of the Specialty Brands and Experis units from 2010 to 2013 and he served as the Chief Executive Officer of the Right Management and Jefferson Wells International, Inc. subsidiaries from 2004 to 2013 and from 2003 to 2010, respectively. Before joining ManpowerGroup, Mr. Sullivan was with Sullivan Advisors, LLC, a provider of strategic planning, consulting and executive mentoring for small to medium-sized businesses from 2001 to 2003. Prior to that, Mr. Sullivan was with Metavante Technologies, Inc., a bank technology processing company, from 1993 to 2001, where he served in various management roles including as the President of Metavante’s Financial Services Group and Enterprise Solutions Group. Mr. Sullivan served as a member of the Board of Directors of Johnson Financial Group, Inc., a bank holding company, where he served as a member of its Wealth Management, Risk and Succession Committees through 2018. Mr. Sullivan is a member of the Board of Directors of Computer Task Group, Incorporated and serves as a member of its Compensation and Audit Committees.

Timothy C. Oliver is Senior Executive Vice President and Chief Financial Officer of NCR, a position he has held since July 13, 2020. Mr. Oliver most recently served as Chief Financial Officer of Spring Window Fashions, LLC, a consumer goods company, and a member of the company's leadership team, since September 2019. In this role he focused on, among other things, aligning the company's business portfolio and growth initiatives with its finance strategy. From 2011 to 2019, he served as President and Chief Financial Officer of the Goldstein Group Inc. (“GGI”), a privately held conglomerate, and its subsidiary, Alter Trading Corporation (“Alter”), a privately held metal recycler and broker company. Before joining GGI and Alter, he was the Senior Vice President and Chief Financial Officer of MEMC Electronic Materials, Inc., a publicly held technology company (now SunEdison, Inc.), from 2009 to 2011, and Senior Executive Vice President and Chief Financial Officer of Metavante Technologies, Inc., a publicly held bank technology processing company, from 2007 to 2009. He also previously served as Vice President and Treasurer of Rockwell Automation, Inc. (“Rockwell Automation”), an industrial automation and digital transformation company, from 2005 to 2007. Before joining Rockwell Automation, he was Vice President for Investor Relations and Financial Planning at Raytheon Company. Mr. Oliver's prior roles included a focus on transforming finance organizations to position companies for growth.

James M. Bedore is Executive Vice President, General Counsel and Secretary of NCR, a position he has held since November 2018. Mr. Bedore oversees the NCR Office of Risk Management, responsible for enterprise risk management, third party risk management and business continuity. Prior to NCR, Mr. Bedore was an attorney in private practice with Reinhart Boerner Van Deuren s.c. from 1985 to 2018, where he was a Shareholder, member of the firm’s Board of Directors and Chair of the firm’s Securities Team, advising clients on a variety of corporate matters including mergers and acquisitions, public securities offerings on behalf of issuers and underwriters, private placements, venture capital, bank and other financing arrangements, securities compliance, reporting and disclosure obligations, corporate governance, shareholder rights and executive compensation.

Adrian Button is NCR’s Executive Vice President, Product and Service Operations, a position he has held since June 2020. From February 2018 to June 2020, Mr. Button served as NCR’s Senior Vice President, Hardware Product Operations. From July 2017 to February 2018, Mr. Button served as NCR’s Senior Vice President, Global Operations. Before he joined NCR, Mr. Button spent 19 years in various management roles with different divisions of General Electric Company (“GE”). Most recently, Mr. Button served from January 2016 to July 2017 as Vice President, Supply Chain, for GE Industrial Solutions, with oversight of the division’s supply chain and service operations across 41 global factories. Prior to that Mr. Button served as Vice President, Turbomachinery, for GE’s Oil & Gas division from January 2014 to December 2016, as General Manager of the Global Operations team for GE’s Oil & Gas division from March 2011 to December 2013, and in other operations and supply chain roles with GE Aviation.

Daniel W. Campbell is NCR’s Executive Vice President, NCR Global Sales, a position he has held since February 2018. Previously, from July 2015 to February 2018, Mr. Campbell served as a Senior Vice President and General Manager at Virtustream, Inc. (“Virtustream”), which he joined after it was acquired by EMC Corporation (“EMC”) in July 2015. With Virtustream, Mr. Campbell led the global sales integration with EMC’s sales organization, built a global strategic alliances and channels organization, and co-launched the Virtustream Storage Cloud, an enterprise-class cloud storage platform. Before joining Virtustream, from April 1998 to July 2015, Mr. Campbell served in a series of sales and management roles of increasing responsibility at EMC, including as Chief Operating Officer, Senior Vice President, Worldwide Sales, Backup and Recovery Systems Divisions, and most recently as Senior Vice President, Global Specialty Sales. Before joining EMC, Mr. Campbell served in various sales and management roles with Sperry, Unisys, Motorola and Wang.

Patrice Graves is Executive Vice President and Chief Human Resources Officer of NCR, a position she has held since June 2021. From June 2020 to April 2021, she was the Vice President and HR Leader for the Americas at DXC Technology Company (“DXC”), an IT services company, where she was instrumental in developing the talent engagement strategy and driving culture change. Prior to that, Ms. Graves was with AECOM Group Inc. (“AECOM”), an infrastructure consulting firm, from November 2015 to June 2020. At AECOM, she served as Executive Vice President, Human Resources, from January 2020 to June 2020 and as Senior Vice President, Human Resources, from November 2015 to January 2020. Prior to DXC and AECOM, Ms. Graves served in HR leadership roles at Raytheon Company and Allied Signal/Honeywell.

Donald W. Layden, Jr., is Executive Vice President, President, Payments & Network, Head of Strategy and M&A, a position he has held since November 2021. From June 2020 to October 2021, Mr. Layden served as Senior Advisor to NCR focusing on strategy and corporate development. Previously, Mr. Layden served as a member of the Board of Directors of Cantaloupe, Inc. (formerly known as USA Technologies, Inc.), a payments and software services company, from April 2019 to May 2020, where he served as the Chair of the Compliance Committee from April 2019 to November 2019. He also served as interim Chief Executive Officer of USA Technologies, Inc. from October 2019 to February 2020, as Non-Executive Chairman from November 2019 to February 2020, and as President and Chief Executive Officer from February 2020 to May 2020. Mr. Layden was a Venture Partner at Baird Venture Partners from December 2011 to September 2021. He also was an of-counsel partner of Quarles & Brady LLP, where he practiced corporate law, from October 2009 to September 2021. Mr. Layden served as a member of the Board of Directors of Firstsource Solutions Limited, a business process management company publicly traded on the National Stock Exchange of India, from April

2006 to March 2019. He also served as an independent director of Online Resources Corporation, a publicly traded company, from May 2010 to March 2013, when the company was sold to ACI Worldwide, Inc. From November 2009 to November 2011, Mr. Layden served as an Adviser of Warburg Pincus LLC in the Technology, Media and Telecommunications group. From October 2004 to October 2009, Mr. Layden held various positions at Metavante Technologies, Inc. (“Metavante"), a bank technology processing company, including as President of the International Group, and as Senior Executive Vice President of Corporate Development and Strategy, Corporate Secretary and General Counsel. Prior to that, he served at NuEdge Systems LLC as Chief Operating Officer from 2000 to 2002 and as President from 2002 to 2004, when the company was purchased by Metavante.

Beth A. Potter is NCR’s Chief Accounting Officer, a position she has held since November 2019. Ms. Potter has also served as the NCR Corporate Controller since 2011. From March 2007 to 2011, she served as Assistant Controller, and prior to that she served in various other leadership roles supporting NCR’s finance organization.

Available Information
NCR makes available through its website at http://investor.ncr.com, free of charge, the reports it files with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC also maintains a website (http://www.sec.gov) that contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), portions of which are incorporated herein by reference. NCR also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

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

STRATEGY AND TECHNOLOGY

If we are unsuccessful in transforming our business model, our operating results could be negatively impacted. In recent years, we have shifted our business model to become a software- and services-led enterprise provider, focusing on increased software and services revenue, as well as recurring revenue, to enable NCR to become an as-a-Service company. Activating our strategy to create NCR-as-a-Service could negatively impact our revenue and margin as we shift toward increasing recurring revenue. Additionally, this strategy includes the shift away from perpetual license-based products that yield revenue recognized at an earlier point in time to a term license model to include a termination for convenience which could also have a negative impact on our revenue and margin. We expect to continue to spend and may increase our capital expenditures to support our shift to NCR-as-a-Service with the focus on our strategic growth platforms, which are the offerings with the highest growth potential to accelerate the shift. Our success depends on the return on investment generated from the capital expenditures and our ability to continue to execute these strategies, while improving the Company's cost structure. Successful execution of our strategy and the businesses associated with the strategic growth platforms depends on a number of different factors including, among others, developing, deploying and supporting the next generation of digital first software and cloud solutions for the industries we serve; market acceptance of our new and existing software and cloud solutions; successfully expanding the payment processing market; enabling our sales force to use a consultative selling model that better incorporates our comprehensive and new solutions; transforming our services performance, capabilities and coverage to improve efficiency, incorporate remote diagnostic and other technologies and align with and support our new solutions; managing professional services and other costs associated with large solution roll-outs; integrating, and developing and supporting software gained through acquisitions. In addition, we continue to pursue initiatives to expand our customer base by increasing our use of indirect sales channels, and by developing, marketing and selling solutions aimed at the small- to medium-business market. It is not yet certain whether these initiatives will yield the anticipated benefits, or whether our solutions will be compelling and attractive to small- and medium-sized businesses. If we are not successful in growing software and services and expanding our customer base at the rate that we anticipate, implementing and managing these various initiatives and minimizing any resulting loss in productivity, or if the costs to complete these initiatives is higher than anticipated, we may not meet our growth and gross margin projections or expectations, and operating results could be negatively impacted.

If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results may be impacted. The development process for our solutions requires high levels of innovation from our product development teams and suppliers of the components embedded or incorporated in our solutions. We expect to continue to spend and may increase our capital expenditures and allocate these expenditures primarily to our strategic growth platforms. In addition, certain of our solutions, including our cloud solutions, may require us to build, lease or expand, and maintain, infrastructure (such as hosting centers) to support them. The development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. In addition, our success may be impacted by safety and security technology and industry standards. We may not be able to anticipate our customers’ needs and technological and industry trends accurately, or to complete development of new solutions efficiently. In addition, contract terms, market conditions or customer preferences may affect our ability to limit, sunset or end-of-life our older products in a timely or cost-effective fashion. If any of these risks materialize, we may be unable to introduce new solutions into the market on a timely basis, if at all, and our business and operating results could be impacted. Likewise, we sometimes make assurances to customers regarding the operability and specifications of new technologies, and our results could be impacted if we are unable to deliver such technologies, or if such technologies do not perform as planned. Once we have developed new solutions, if we cannot successfully market and sell those solutions, our business and operating results could be negatively impacted.

If we do not compete effectively within the technology industry, we will not be successful. We operate in the intensely competitive technology industry. This industry is characterized by rapidly changing technology, disruptive technological innovation, evolving industry standards, frequent new product introductions, price and cost reductions, and increasingly greater commoditization of products making differentiation difficult. Our competitors include other large companies in the information technology industry, such as Fidelity National Information Services Inc., Fiserv, Inc., Temenos AG, Infosys Ltd., Alkami Technology, Inc., HP Inc., Diebold Nixdorf, Inc., Hyosung TNS Inc., Toshiba Tec Corporation, Oracle Corporation, Fujitsu Limited, Q2 Holdings, Inc. and

ACI Worldwide, Inc., many of which have more financial and technical resources, or more widespread distribution and market penetration for their platforms and service offerings, than we do. We also compete with companies in specific industry segments, such as entry-level ATMs, POS solutions and imaging solutions. In addition, as consumers and customers in the banking, retail and hospitality industry adopt new alternative technologies such as cashless and other streamlined payment services and automated shopping solutions, we may face competition from other technology companies.

Our future competitive performance and market position depend on a number of factors, including our ability to:

•execute our NCR-as-a-Service strategy to grow our software and services revenue, as well as our recurring revenue;
•improve margin expansion while successfully reacting to competitive product and pricing pressures;
•mitigate increases in labor costs, component parts, freight, services and interest rates with price increases;
•penetrate and meet the changing competitive requirements and deliverables in developing and emerging markets;
•retain our existing key customers and add new customer relationships;
•cross-sell additional products and services to our existing customer base;
•rapidly and continually design, develop and market, or otherwise maintain and introduce innovative solutions and related products and services for our customers that are competitive in the marketplace;
•react on a timely basis to shifts in market demands and technological innovations, including shifts toward the desire of banks and retailers to provide digital-first experience to their customers and the use of mobile devices in transactions and payments;
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

If we do not successfully integrate acquisitions or effectively manage alliance activities, we may not drive future growth. As part of our overall solutions strategy, we have made, and intend to continue to make, investments in companies, solutions, services and technologies, either through acquisitions, investments, joint ventures or strategic alliances. These activities allow us to further our company strategy and provide us access to new technology or solutions that expand our offerings. Acquisitions and alliance activities inherently involve risks. The risks we may encounter include those associated with:

•disruption to our business and the continued successful execution of our company strategy, goals and responsibilities, including but not limited to the Company’s non-GAAP EPS growth, including mix shift to software and services, increase in recurring revenue and free cash flow, as well as the NCR-as-a-Service model, while managing significant transactions;
•increased capital and research and development expenses and resource allocation;
•assimilation and integration of different business operations, corporate cultures, personnel, infrastructures (such as data centers) and technologies or solutions acquired or licensed, while maintaining quality, and designing and implementing appropriate risk management measures;
•retention of key employees and talent associated with the acquired or combined business;
•the incurrence of significant transaction fees and costs;
•the potential for unknown liabilities within the acquired or combined business that we may not become aware of until after the completion of the acquisition; and
•the possibility of conflict with joint venture or alliance partners regarding strategic direction, prioritization of objectives and goals, governance matters or operations.

There is risk that the integration, new technology or solutions, including but not limited to expanded payment processing and entry into ATM-as-a-Service, may not perform as anticipated, may take longer than anticipated and may not meet estimated growth projections or expectations, or investment recipients may not successfully execute their business plans. Further, we may not achieve the projected efficiencies and synergies once we have integrated the business into our operations, which may lead to the impairment or write down of assets, and other additional costs not anticipated at the time of acquisition. In the event that these risks materialize, we may not be able to fully realize the benefit of our investments, and our operating results could be adversely affected.

Our multinational operations, including in new and emerging markets, expose us to business and legal risks. For the years ended December 31, 2021 and 2020, the percentage of our revenue from outside of the United States was 49% and 51%, respectively, and we expect our percentage of revenue generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations, our ability to sell our solutions and manufacture internationally, including in new and emerging markets, is subject to risks, which include, among others:

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
•competitive labor markets and increasing wages in markets that we operate in;
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

In addition, as a result of our revenue generated outside of the United States, the amount of cash and cash equivalents that is held by our foreign subsidiaries continues to be significant. After the Tax Cuts and Jobs Act of 2017, in general we will not be subject to additional United States taxes if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise. However, we may be subject to foreign withholding taxes, which could be significant.

The strategic review may cause disruption to the business and may fail to result in increasing the value to our shareholders or in the completion of any transaction. On February 8, 2022, NCR announced that its Board of Directors unanimously approved commencing a comprehensive strategic review, with the assistance of outside advisors, which will evaluate a full range of strategic alternatives available to NCR to enhance value for all shareholders. Those strategic alternatives could include a disposition of a material business or assets of the Company, a spin-off, merger or sale of the Company, other structural changes, changes to branding or geographic footprint or other transactions or alternatives. The review may result in near-term disruption to our business and employees as we explore certain alternatives. Additionally, there is no guarantee that the outcome of the strategic review will result in an increase in the share price for our shareholders or in the completion of any transaction.

BUSINESS OPERATIONS

Our business may be negatively affected by domestic and global economic and credit conditions. Our business is sensitive to the strength of domestic and global economic and credit conditions, particularly as they affect, either directly or indirectly, the financial, retail and hospitality sectors of the economy. Economic and credit conditions are influenced by a number of factors, including political conditions, consumer confidence, unemployment levels, interest rates, tax rates, commodity prices and government actions to stimulate economic growth. The imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial, retail and hospitality industries, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices, among other things, have created a challenging and unpredictable environment in which to market the products and services of our various businesses across our different geographies and industries. A negative or unpredictable economic climate could create uncertainty or financial pressures that impact the ability or willingness of our customers to make capital expenditures, thereby affecting their decision to purchase or roll out our products or services or, especially with respect to smaller customers, to pay accounts receivable owed to NCR. Additionally, if customers respond to a negative or unpredictable economic climate by consolidation, it could reduce our base of potential customers. Negative or unpredictable global economic conditions also may have an adverse effect on our customers’ ability to obtain financing for the purchase of our products and services from third party financing companies or on the number of payment processing transactions which could negatively impact our operating results.

We are subject to certain significant risks and uncertainties from the payments-related business and industry. As a part of our overall strategy related to our payments-related business we may be subject to the following risks:

The proliferation of payment options and increasingly frictionless methods of payment other than cash, including credit cards, debit cards, stored-value debit cards, contactless, and mobile payments options, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs. The continued growth in electronic payment methods, such as mobile phone payments, contactless payments and card only self-service order and payment terminals could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. New payment technology, such as Venmo, Zelle, Square Cash, Facebook Messenger Payments and virtual currencies such as Bitcoin, or other new payment method preferences by consumers could reduce the general population’s need or demand for cash and negatively impact our ATM transaction volumes in the future.

NCR derives a significant portion of its revenues from ATM and financial services transaction fees, which could be reduced by a decline in the usage of ATMs, the ability to charge cardholders fees to use ATMs and the level of transaction fees received, or a decline in the number of ATMs that are operated by us, whether as a result of changes in consumer spending preferences, global economic conditions, or otherwise. Additionally, should banks or other ATM operators decrease or eliminate the fees they charge to users of their ATMs or otherwise offer free access to their networks, such action would make transactions at our ATMs comparatively more expensive to consumers and could adversely impact transaction volumes and revenue.

The majority of the electronic debit networks over which transactions are conducted require sponsorship by a bank, and the loss of any sponsors and/or the inability to find a replacement may cause disruptions to our operations. In each of the geographic markets, bank sponsorship is required in order to process transactions over certain networks. In all of the markets we serve, ATMs are connected to financial transaction switching networks operated by organizations such as Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these networks to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of the ATM network in all of the markets we serve depends on the ability to secure these “sponsor” arrangements with financial institutions.

Interchange fees may be lowered in some cases at the discretion of the various EFT networks through which transactions are routed, or through potential regulatory changes, thus reducing future revenues and operating profits. Future changes in interchange rates, some of which we have minimal or no control over, could have an adverse impact on our operations and cash flows.

Non-compliance with established EFT network rules and regulations could expose NCR to fines, penalties or other liabilities and could negatively impact results of operations. Additionally, new EFT network rules and regulations could require significant amounts of capital to remain in compliance with such rules and regulations. Transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks primarily include Star, Pulse, NYCE, Cirrus (MasterCard), and Plus (Visa) in the United States, and LINK in the United Kingdom, among other networks. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to NCR. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could result in penalties and/or fines, which could negatively impact our financial results.

There is a significant amount of vault cash within our ATMs, which is subject to potential loss due to theft, civil unrest or other events, including natural disasters. Third parties are also relied upon in the various regions to provide NCR with the cash required to operate many of the ATMs. If these third parties were unable or unwilling to provide the necessary cash to operate the ATMs, there would be a need to identify alternative sources of cash to operate the ATMs or we would not be able to operate this business.

The election by our merchant customers not to participate in the surcharge-free network offerings could impact the effectiveness of those offerings, which would negatively impact our financial results. Financial institutions that are members of the Allpoint network pay a fee in exchange for allowing their cardholders to use selected NCR-owned, managed and/or participating ATMs on a surcharge-free basis. The success of the Allpoint network is dependent upon the participation by our merchant customers in that network. In the event a significant number of our merchants elect not to participate in the Allpoint network, the benefits and effectiveness of the network would be diminished, thus potentially causing some of the participating financial institutions to not renew their agreements, terminate early, and/or trigger financial penalties, thereby having a negative impact on our financial results.

The cash-in-transit business exposes NCR to additional risks beyond those experienced from the ownership and operation of ATMs. The cash-in-transit operation in the United Kingdom delivers cash to and collects residual cash from ATMs in that market. The cash-in-transit business exposes NCR to significant risks, including the potential for cash-in-transit losses, employee theft, as well as claims for personal injury, wrongful death, worker’s compensation, punitive damages, and general liability,

Errors or omissions in the settlement of merchant funds or in the vault cash reconciliations could damage relationships with customers and vault cash providers, respectively, and expose NCR to liability. NCR is responsible for maintaining accurate bank account information for certain merchant customers, financial institution customers and vault cash providers and accurate settlements of funds into these accounts based on the underlying transaction activity

In addition, financial and third-party risks related to our cryptocurrency offerings, such as inappropriate access and theft of cryptocurrency assets held by our custodian, insufficient insurance coverage by the custodian to reimburse us for all such losses, the custodian’s failure to maintain effective controls over the custody and settlement services provided to us, the custodian’s inability to purchase or liquidate cryptocurrency holdings, and default on financial or performance obligations by counterparty financial institutions, could materially and adversely affect our financial performance.

Portions of certain businesses NCR recently acquired are customer-facing and expose the Company to additional compliance risks because we may be subject to certain consumer protection requirements such as oversight by the CFPB and FTC and similar state or foreign agencies in the jurisdictions where they operate. Prior to these acquisitions, NCR was primarily a business-to-business company and not directly subject to these broader consumer protection laws and regulations. The Company will also be exposed to additional compliance risks in scope and geography as our payments-related offers expand into new markets, each with their own consumer protection requirements. In addition, the customer-facing nature of our payments-related business subjects the Company to increased risks of disputes with consumers, including litigation and class action litigation, and significant costs to address such matters. The volatility of cryptocurrency markets and the level of consumer understanding of cryptocurrencies may cause this risk to be greater than in more traditional customer-facing businesses. The Company also faces additional risks related to uncertainty in potential future regulation and legal oversight of markets and businesses engaged in products and services relating to blockchain technology, virtual currencies or cryptocurrencies.

Disruptions in our data center hosting and public cloud facilities could adversely affect our business. Our software products are increasingly being offered and provided on a cloud or other hosted basis through data centers operated by the Company or third parties in the United States and other countries. In addition, certain applications and data that we use in our services offerings and our operations may be hosted or stored at such facilities. These facilities may be vulnerable to natural disasters, including those exacerbated by the effects of climate change, telecommunications failures and similar events, or to intentional acts of misconduct, such as security breaches or interference (including by disgruntled employees, former employees or contractors). The occurrence of these events or acts, or any other unanticipated problems, at these facilities could result in damage to or the unavailability of these cloud hosting facilities. Such damage or unavailability could, despite existing disaster recovery and business continuity arrangements, interrupt the availability of our cloud offerings for our customers. We have experienced such interruptions and damage or unavailability could interrupt the availability of applications or data necessary to provide services or conduct critical operations. Interruptions in the availability of our cloud offerings or our ability to service our customers could result in the failure to meet contracted up-time or service levels, which could cause us to issue credits or pay penalties or cause customers to terminate or not renew subscriptions. Interruptions could also expose us to liability claims, negative publicity and the need to engage in costly remediation efforts, any of which could impact our business and reduce our revenue.

If we do not retain key employees, or attract quality new and replacement employees, we may not be able to meet our business objectives. Our employees are vital to our success, including the successful transformation of the Company into a software- and services-led business. Therefore, our ability to retain our key business leaders and our highly skilled software development, technical, sales, consulting and other key personnel, including key personnel of acquired businesses, is critical. Maintaining an inclusive culture and work environment is an important factor in attracting employees and retention. The market for highly skilled workers and leaders in our industry is extremely competitive, and we may need to invest significant amounts of cash and equity to attract and retain new employees. We may never realize returns on these investments. Key employees may decide to leave NCR for other opportunities or may be unavailable for health or other reasons. Changes of key business leaders could be disruptive to our business or delay the execution of our strategy, and as a result could cause fluctuation in our stock price. In addition, as our business model evolves, we may need to attract employees with different skill sets, experience and attributes to support that evolution. If we are unable to retain our key personnel, or we are unable to attract highly qualified new and replacement employees by offering competitive compensation, secure work environments, and leadership opportunities now and in the future, our business and operating results could be negatively impacted.

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

The coronavirus (“COVID-19”) pandemic could materially adversely affect our business, financial condition and results of operations. The impacts of COVID-19, including several emerging variants of COVID-19, have grown throughout the world. The ultimate scale and scope of the COVID-19 pandemic and the pace and degree of recovery are unknown and are expected to continue to adversely impact our business and financial condition for an extended period. The specific impacts of COVID-19 on our

Company includes, but is not limited to, the following items, each of which could have a material adverse effect on our business, financial condition and results of operations, or otherwise limit our ability to execute our business strategy and financial goals.

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

Our Company and many of our suppliers have faced challenges with workforce safety and availability, labor and wage inflation, a changing workforce, and component availability and supply cost escalations, including materials, labor and freight. Our ability to maintain a safe and cost-effective workforce and supply chain as COVID-19 and its impacts evolve may continue to adversely affect our Company and our suppliers and distributors.

Our manufacturing and distribution facilities are located in areas that have been affected by the pandemic and we have taken measures to try to contain it. Restrictions on our access to our manufacturing facilities or on our support operations or workforce, or similar limitations for our distributors and suppliers, could limit customer demand and/or our capacity to meet customer demand.

The continued spread of COVID-19 could cause delay, or limit the ability of, customers to continue to operate and perform, including in making timely payments to us, or cause a decrease in customer demand or a slowdown in customer expansion. Local governmental restrictions and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumers to avoid or limit gatherings in public places or social interactions, which have and could continue to adversely impact the businesses of our customers in the banking, retail and hospitality industries we serve due to physical store closures, the willingness of our customers to make capital expenditures or pay accounts receivable, the ability of our customers to obtain financing for the purchase of our solutions, or the amount of disposable income available to consumers, which may adversely impact the businesses of our customers.

The spread of COVID-19 has caused us to modify our business practices, such as employee work locations and workforce numbers and compensation, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, distributors, suppliers and contractors. Remote talent management and return to work efforts may cause loss of efficiency and negatively impact our company culture and morale.

There is no certainty that measures taken to mitigate the risks posed by the COVID-19 pandemic will be successful, and our ability to perform critical functions could be harmed. As our Company continues to address such challenges, legal disputes, actions or proceedings related to COVID-19 and its impacts may arise. The degree to which COVID-19 affects our financial results and operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 pandemic or any related emerging variants, their severity, the actions to contain COVID-19 or treat its impact, the continued distribution and the effectiveness of vaccines and boosters on COVID-19, and how quickly and to what extent normal economic and operating conditions resume or continue to resume as COVID-19 variants impact our economy.

Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in a number of jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Fox River and Kalamazoo River matters, as further described in Note 10, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report; in “Government Regulations” within Item 1 of Part I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this discussion of risk factors.

Climate change could negatively impact our business long-term. Global climate change may have an increasingly adverse impact on NCR’s business continuity and our ability to keep our employees safe and provide for our customers. NCR considers potential risks related to weather as part of its operations strategy and has business continuity and disaster recovery plans in place. However, they may not adequately protect us from serious disasters and adverse impacts. In addition, climate change events could have an impact on critical infrastructure in the United States and internationally, which has the potential to disrupt our business, our third-

party suppliers, or the business of our customers and partners. They may also cause us to experience higher losses, attrition and additional costs to maintain or resume operations.

We have operations all over the world and our sites in California, Texas, Florida, and India are particularly vulnerable to climate change effects. In 2021, the west coast of the United States experienced historic wildfires; a winter storm in Texas led to massive power outages; and multiple hurricanes formed over the gulf coast - all of which caused significant destruction to the affected regions. We anticipate that similar weather events will continue to bring significant annual destruction in vulnerable areas. In India, extreme temperatures and increased cyclones’ frequency could interrupt our business continuity arrangements. The long-term effects of climate change could have significant repercussions for the global economy and cause significant financial and physical damages.

DATA PRIVACY & SECURITY

Data protection, cybersecurity and data privacy issues could negatively impact our business. Our products and services, including our cloud and hosted solutions as well as our payments and networking solutions, facilitate financial and other transactions for the customers in the industries we serve. As a result, we collect, use, transmit and store certain of the transaction, cryptocurrency, private keys, and personal data of our customers and end-users. We also have access to transaction and personal data of our customers and their customers through or in the course of servicing our products or third-party products. Additionally, we collect, use and store personal data of our employees and the personnel of our business partners, such as resellers, suppliers and contractors, in the ordinary course of business. While we have programs and measures in place designed to protect and safeguard this data, and while we have implemented access controls designed to limit the risk of unauthorized use or disclosure by employees and contractors, the techniques used to obtain unauthorized access to this data are complex and changing, as are the underlying objectives of the attacker, like targeted business disruption, financial impact, intellectual property theft, political motives, or sophisticated nation-state sponsored and organized cyber-criminal activity, and may be difficult to detect for long periods of time. An attack, disruption, intrusion, denial of service, theft or other breach, or an inadvertent act by an employee or contractor, could result in unauthorized access to, or disclosure of, this data, resulting in claims, costs and reputational harm that could negatively affect our operating results. We may also detect, or may receive notice from third parties (including governmental agencies) regarding potential vulnerabilities in our information technology systems, our products, or third-party products used in conjunction with our products or our business. In the course of our business activities, NCR contracts with numerous suppliers, vendors and resellers who may experience a cybersecurity, data protection or privacy issue that could negatively affect our operating results. Even if these potential vulnerabilities do not result in a data breach, their existence can adversely affect marketplace confidence and reputation. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the landscape evolves, we may also find it necessary to make significant further investments to protect information and infrastructure.

Like most companies, NCR is regularly the subject of attempted cyberattacks, which may involve personal data. To date, the Company is not aware of any that have caused adverse consequences material to the Company. Most such attacks are detected and prevented by the Company’s various information technology and data protections, including but not limited to firewalls, intrusion prevention systems, denial of service detection, anomaly based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management (“SIEM”) system, identity management technology, security analytics, multi-factor authentication and encryption. There can be no assurance that our protections will always be successful.

The Company has established relationships with cybersecurity firms and internal cybersecurity experts, which it engages in connection with certain suspected incidents. The costs arising from those engagements, which depending on the incident may include both investigatory and remedial efforts, have not to date been material to the Company. The Company also regularly undergoes evaluation of its protections against incidents, including both self-assessments and expert third-party assessments, and it regularly enhances those protections, both in response to specific threats and as part of the Company’s efforts to stay current with advances in cybersecurity defense. When the Company experiences a confirmed cybersecurity incident it generally performs root cause analyses and in appropriate instances will implement additional controls based on those analyses. In 2021, Company spending on cybersecurity efforts represented approximately 10% of its overall IT spend. There can be no assurance that the Company or its cybersecurity consultants will be able to prevent or remediate all future incidents or that the cost associated with responding to any such incident will not be significant.

The personal information and other data that we process and store also are subject to data security and data privacy obligations and laws of many jurisdictions, which are growing in complexity and sophistication as data becomes more enriched and technology and the global data protection landscape evolves. These laws may conflict with one another, and many of them are subject to frequent modification and differing interpretations. The laws impose a significant compliance burden and include, for example, the European Union's (“EU”) General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act and the Brazilian General

Data Protection Law. Complying with these evolving and varying standards could require significant expense and effort, and could require us to change our business practices or the functionality of our products and services in a manner adverse to our customers and our business. In addition, violations of these laws can result in significant fines, penalties, claims by regulators or other third parties, and damage to our brand and business. The GDPR, for example, includes fines of up to €20 million or up to 4% of the annual global revenues of the infringer for failure to comply, and grants corrective powers to supervisory authorities including the ability to impose a limit on processing of personal data. The laws also cover the transfer of personal, financial and business information, including transfers of employee information between us and our subsidiaries, across international borders.

FINANCE AND ACCOUNTING

Our level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs. At December 31, 2021, we had approximately $5.62 billion of total indebtedness outstanding, which increased substantially from the prior year due to the acquisition of Cardtronics. At December 31, 2021, we had approximately $894 million of secured revolving credit commitments undrawn and available for borrowing under our senior secured revolving credit facility. Our current level of indebtedness could:

•require us to dedicate a substantial portion of our cash flow to the payment of principal and interest, thereby reducing the funds available for operations and future business opportunities;

•make it more difficult for us to satisfy our obligations with respect to our outstanding debt, including obligations to repurchase our senior unsecured notes under our indentures following the occurrence of certain changes in control;

•limit our ability to borrow money or otherwise enter into financing arrangements that would provide us with additional capital if needed for other purposes, including working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes, on satisfactory terms or at all;

•limit our ability to adjust to changing economic, business and competitive conditions;

•place us at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing or access to financing on preferential terms;

•make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic, business and other conditions; and

•make us more susceptible to adverse changes in our credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

To the extent that we are unable to successfully integrate Cardtronics or achieve the projected efficiencies and synergies of the acquisition, it may materially adversely affect our ability to service the indebtedness. If compliance with our obligations under our debt and other financing agreements materially limits our financial or operating activities, or hinders our ability to adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may be negatively affected.

The terms of the documents governing our indebtedness include financial and other covenants that could restrict or limit our financial and business operations. Our credit agreement governing the senior secured facilities and the indentures for our senior unsecured notes include restrictive covenants that, subject to certain exceptions and qualifications, restrict or otherwise limit our ability and the ability of our subsidiaries to, among other things:

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

The senior secured credit agreement and the indentures for our senior unsecured notes also contain certain affirmative covenants, and the senior secured credit agreement require us to comply with a leverage ratio that measures our debt relative to our Consolidated EBITDA (as defined in the senior secured credit agreement).

These covenants and restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.

If we fail to comply with these covenants and are unable to obtain a waiver or amendment from the applicable debtholders, an event of default would result under the applicable agreements and under other agreements containing related cross-default provisions.

If we fail to comply with these covenants and are unable to obtain a waiver or amendment from the applicable lenders, an event of default would result under these agreements and under other agreements containing related cross-default provisions.

•Upon an event of default under the senior secured credit agreement, the administrative agent or the required lenders could, among other things, declare outstanding amounts due and payable, refuse to lend additional amounts to us, or require us to deposit cash collateral in respect of outstanding letters of credit. If we were unable to repay or pay the amounts due, the administrative agent or the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness, which includes certain of our domestic assets and the equity interests of certain of our domestic and foreign subsidiaries.
•Upon an event of default under the indentures for our senior unsecured notes, the related trustee or the holders of our senior unsecured notes could declare all outstanding amounts immediately due and payable.

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in these risk factors relating to indebtedness. Although the agreements governing our senior secured credit facilities and our senior unsecured notes include restrictions on our ability to incur additional debt, those agreements do not prohibit us from incurring additional debt or pursuing other financing arrangements. As a result, the amount of additional debt and other obligations that we could incur could be substantial. In addition, certain types of liabilities are not considered “Indebtedness” under our senior secured credit agreement or the indentures governing our senior unsecured notes, and our senior secured credit agreement and indentures do not impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that are designated as “unrestricted subsidiaries” under our senior secured credit agreement or indentures, as applicable. Accordingly, to the extent permitted under our senior secured credit agreement or indentures, we could incur significant additional debt, liabilities or similar obligations in the future, some of which could constitute secured debt (such as additional debt under our senior secured credit agreement). In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt or similar liabilities. If new debt or similar liabilities are added to our current debt levels, the related risks that we now face could increase.

We may, from time to time, seek to opportunistically refinance, amend, reprice and/or otherwise replace any of our debt, obtain additional debt financing or enter into other financing arrangements, reduce or extend our debt, lower our interest payments or the cost of capital available to us under certain types of financing arrangements, or otherwise seek to improve our financial position or the terms of our debt or other financing agreements. These actions may include open market debt repurchases, negotiated repurchases, or other repayments, redemptions or retirements of our debt or other financing arrangements. The amount of debt that may be borrowed or issued, refinanced, and/or repurchased, repaid, redeemed or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with our debt covenants and other considerations. Any such actions could impact our financial condition or results of operations.

If we are unable to continue to access or renew financing sources and obtain capital, our ability to maintain and grow our business may be impaired. We use debt and other sources of financing to maintain and grow our business. There can be no assurance that we will be able to renew our senior secured credit facilities after their current maturity dates on acceptable terms, or at all, or that we will be able to obtain additional or replacement financing on acceptable terms or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our financial position, our results of operations, and the capacity for additional borrowing or other forms of financing under our existing financing arrangements. If our various financing alternatives were to become limited or unavailable, we may be unable to maintain or grow our business and our operations could be materially adversely affected.

Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful. Our ability to make timely payments of principal and interest on our debt obligations depends on our ability to generate positive cash flows from operations, which is subject to general economic conditions, competitive pressures and certain financial, business and other factors, which may include factors beyond our control. If our cash flows and capital resources are insufficient to make these payments, we may be required to seek additional financing sources, reduce or delay capital expenditures, sell assets or operations or refinance our indebtedness. These actions could have an adverse effect on our business, financial condition and results of operations. In addition, we may not be able to take any of these actions, and, even if successful, these actions may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our outstanding indebtedness will depend on, among other things, the condition of the capital markets and our financial condition at such time. There can be no assurance that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, we will be in default and the outstanding principal and interest on our debt could be declared to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.

Borrowings under our senior secured credit facilities bear interest at a variable rate which subjects us to interest rate risk, which could cause our debt service obligations or other costs of capital under our senior secured credit facilities to increase significantly. All of our borrowings under our senior secured credit facilities are priced using variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even if the amount borrowed were to remain the same. Although we may enter into interest rate swaps or similar instruments to reduce interest rate volatility in connection with our variable rate financing arrangements, we cannot provide assurances that we will be able to do so or that such swaps or instruments will be effective.

The terms governing our trade receivables facility, including the length of term, financial and other covenants, and obligations to remit collections on the sold receivables could restrict or otherwise limit our financial and business operations. During 2021, we amended our trade receivables facility to allow, among other things, one of our wholly-owned, bankruptcy remote special purposes entities (an “SPE”) to sell to PNC and other participating financial institutions an undivided ownership interest in a portion of the trade receivables owned by such SPE, in an amount not to exceed $300 million at any point in time. Our trade receivables facility has a term of two years and contains customary termination events, including termination events that are based on the performance of the pool of receivables, including the pool's satisfaction of certain financial tests relating to the three-month rolling average ratios of defaults, delinquencies, dilution and days' sales outstanding. If we fail to renew our trade receivable facility or a termination event occurs and we are unable to obtain a waiver or amendment from the applicable purchasers, we would be required to continue remitting collections to the purchasers until the facility was terminated, and we would no longer benefit from the liquidity provided to us by the ability to sell our receivables. Such a result could negatively impact the cash that we have available to use in our financial and business operations. A termination event under the trade receivables facility would also result in an event of default or a termination event under other agreements containing related cross-default provisions.

Certain changes in control may result in an acceleration of our indebtedness or our obligations under other financing arrangements, or may require us to repurchase our senior unsecured notes or our Series A Convertible Preferred Stock. Upon the occurrence of a change in control under the applicable indenture governing the applicable senior unsecured notes, holders of those notes may require us to repurchase their notes. On any date during the three months commencing on and immediately following March 16, 2024 and the three months commencing on and immediately following every third anniversary of such date, holders of our Series A Convertible Preferred Stock will have the right to require us to repurchase any or all of our outstanding Series A Convertible Preferred Stock. In addition, upon certain change of control events involving the Company, holders of Series A Convertible Preferred Stock can require us, subject to certain exceptions, to repurchase any or all of their Series A Convertible Preferred Stock.

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

In addition, a change in control (i) may constitute an event of default under our senior secured credit agreement that would permit the lenders to accelerate the maturity of the borrowings thereunder and/or terminate the commitments under the senior secured revolving credit facility, (ii) may constitute a termination event under our trade receivables facility that would permit the purchasers to declare the capital they have invested in our receivables to be due and owing and (iii) may require us to make a similar change in control offer to holders of our existing senior unsecured notes.

Certain important corporate events, such as leveraged recapitalization that would increase the level of our indebtedness, may not constitute a change in control under the indentures governing our unsecured notes or the terms of our Series A Convertible Preferred Stock.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future capital costs and reduce our access to capital. Any rating assigned to our debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing or capital from other financing arrangements.

Our pension liabilities could adversely affect our liquidity and financial condition. At December 31, 2021, our obligation for benefits under our pension plans was $2,987 million and our pension plan assets totaled $2,485 million, which resulted in an underfunded pension obligation of $502 million. While we rebalanced our United States and international plan assets in order to reduce volatility, made several discretionary contributions to our pension plans and have, from time to time, completed de-risking actions, including plan settlements, our remaining underfunded pension obligation continues to require ongoing cash contributions. Our underfunded pension obligation also may be affected by future transfers and settlements relating to our pension plans.

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

We may be required to write down the value of certain significant assets, which would adversely affect our operating results. We have a number of significant assets on our balance sheet as of December 31, 2021 and the value of these assets can be adversely impacted by factors related to our business and operating performance, as well as factors outside of our control. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $908 million and $1,109 million at December 31, 2021 and 2020, respectively. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

NCR has previously recorded valuation allowances related to certain deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The recorded valuation allowances cover deferred tax assets, primarily tax loss carryforwards and foreign tax credits, in tax jurisdictions where there is uncertainty as to the ultimate realization of those tax losses and credits. If we are unable to generate sufficient future taxable income of the proper source in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss and credit carryforwards, additional valuation allowances could be required in the future.

LAW AND COMPLIANCE

Our continuing ability to be a leading software- and services-led enterprise provider could be negatively affected if we do not protect our intellectual property, especially our software. It is critical to our strategy, and the benefits provided by our innovations and technologies, that we are able to protect, leverage and rely on our intellectual property, including our intellectual property rights. We protect our innovations and technologies through intellectual property rights, including patents, copyrights, trademarks

(including service marks) and trade secrets. To the extent we are not successful in protecting our intellectual property, especially that relate to our software and services, our business could be adversely impacted.

Many of our offerings rely on technologies developed by others, and if we are unable to continue to obtain licenses for such technologies or licenses to substitutes for similar technologies, our business could be adversely impacted.

From time to time, we receive notices and other communications from third parties, including our customers, regarding patents and other intellectual property rights that may pertain to claims from third parties regarding infringement of patents and other intellectual property rights. Whether those claims have merit, they may require significant resources to analyze, address and defend, as appropriate. If an infringement claim is successful and we are required to pay damages, or we are unable to license the infringed item or substitute a similar non-infringing item on a reasonable basis, our business could be adversely impacted.

Changes to our tax rates and additional income tax liabilities could impact profitability. We are a United States based multinational company subject to income taxes in the United States and a significant number of foreign jurisdictions. Our domestic and international tax liabilities are dependent on the distribution of our earnings across different jurisdictions, and our provision for income taxes and cash tax liability could be adversely affected if the distribution of earnings is higher than expected in jurisdictions with higher statutory tax rates.

In addition, changes in United States or foreign tax laws and regulations, which have become more frequent     in recent years, or tax rulings could affect our financial position and results of operations. For example, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organization for Economic Co-operation and Development (“OECD”) and EU are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue and establish minimum levels of corporate income tax. These tax reform efforts, such as the OECD-led Base Erosion and Profit Shifting project (“BEPS”), are designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Although some countries have passed tax laws based on findings from the BEPS project, the final nature, timing and extent of any such tax reforms or other legislative or regulatory actions is unpredictable, and it is difficult to assess their overall effect. Additionally, tax law changes that could significantly reduce or limit our ability to utilize our deferred tax assets could have a material impact on our tax rate and cash tax payments. Any of these potential changes could increase our effective tax rate, increase cash tax payments and adversely impact our financial results.

We are also subject to ongoing audits of our income tax returns in various jurisdictions both in the United States and internationally and could be subject to additional audits focusing on transfer pricing. While we believe that our tax positions will be sustained, the outcomes of such audits could result in the assessment of additional taxes, which could adversely impact our cash flows and financial results.

We face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment, health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, payments services (such as payment processing and settlement services), cryptocurrency, product liability, commercial disputes and regulatory compliance, among others. Because such matters are subject to many uncertainties, their outcomes are not predictable and we must make certain estimates and assumptions in our financial statements. While we believe that amounts provided in our Consolidated Financial Statements with respect to such matters are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on us, and substantially increase costs to our organization or could have an impact on our future operating results.

We expect new environmental, health, and safety laws and regulations that may affect us, our suppliers, and our customers. Climate change regulation in particular has been the subject of federal regulation in the United States as well as in other jurisdictions around the world. With the change of Presidential administration and President Biden’s goals of “80 percent clean electricity and 50 percent economy-wide carbon emissions reductions by 2030”, a number of proposals related to climate change have been introduced by U.S. Congress members. These proposals all seek to address climate change and range on topic, from proposed legislation on land-use, energy, transportation, adaptation and finance. Such laws or regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. In addition, the SEC is expected to mandate climate-related risk disclosure in the near future, which may impact or prompt us to accelerate our climate change mitigating efforts already underway and may impose additional compliance and disclosure costs.

Additionally, doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions. For example, our international operations are subject to United States and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies or agents acting on behalf of such companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Our international operations are also subject to economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). If we are not in compliance with such laws and regulations, we may be subject to criminal and civil penalties, which may cause harm to our reputation and to our brand and could have an adverse effect on our business, financial condition and results of operations.

Changes to cryptocurrency regulations could impact profitability. The regulation of cryptocurrency is still an evolving area both domestically and internationally, and we expect that we could become subject to additional regulations and licensing requirements, including as a result of the expansion of our cryptocurrency offerings and the increasing number of jurisdictions in which we provide these offerings. The evolving regulatory landscape may require us to make product changes, restrict product offerings in certain jurisdictions, or implement additional and potentially costly controls. If we fail to comply with regulations, requirements, or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

GOVERNANCE

The issuance of shares of our Series A Convertible Preferred Stock reduces the relative voting power of holders of our common stock, and the conversion and sale of those shares would dilute the ownership of such holders and may adversely affect the market price of our common stock. As of December 31, 2021, approximately 0.3 million shares of our Series A Convertible Preferred Stock were outstanding, representing approximately 7% of our outstanding common stock, including the Series A Convertible Preferred Stock on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, which was payable quarterly in arrears and payable in-kind for the first sixteen dividend payments, after which, beginning in the first quarter of 2020, are payable in cash or in-kind at the option of the Company. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

As of December 31, 2021, NCR operated 294 facilities consisting of approximately 6.5 million square feet in 60 countries throughout the world. On a square footage basis, 10% of these facilities are owned and 90% are leased. Within the total facility portfolio, NCR operates 14 research and development and manufacturing facilities totaling 1.3 million square feet, 100% of which is leased. The remaining 5.2 million square feet of space includes office, repair, and warehousing space and other miscellaneous sites, and is 87% leased. NCR also owns or leases 7 land parcels totaling 2.8 million square feet in 3 countries.

NCR is headquartered in Atlanta, Georgia, USA. Our address at our corporate headquarters is 864 Spring Street Northwest, Atlanta Georgia, 30308, USA.

Item 3.        LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 10, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NCR common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NCR”. There were approximately 73,118 holders of NCR common stock as of February 11, 2022.

Dividends

Historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future. The declaration of dividends is restricted under our senior secured credit facility and the terms of the indentures for our senior unsecured notes, and would be further subject to the discretion of NCR’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2016 through December 31, 2021.

Company / Index(1)	2017	2018	2019	2020	2021
NCR Corporation	$84	$57	$87	$93	$99
S&P 500 Stock Index	$122	$116	$153	$181	$233
S&P 500 Information Technology Sector	$139	$138	$208	$299	$403
S&P MidCap 400 Stock Index	$116	$103	$130	$148	$185
(1)In each case, assumes a $100 investment on December 31, 2016, and reinvestment of all dividends, if any.

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

No shares were repurchased under these programs during the three months ended December 31, 2021.

As of December 31, 2021, approximately $153 million was available for repurchases under the March 2017 program, and approximately $660 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended December 31, 2021, 914,338 shares of vested restricted stock were purchased at an average price of $40.21 per share.

The Company’s ability to repurchase its common stock is restricted under the Company’s senior secured credit facility and terms of the indentures for the Company’s senior unsecured notes, which prohibit certain share repurchases, including during the occurrence of an event of default, and establish limits on the amount that the Company is permitted to use to repurchase shares and make other restricted payments. This amount is calculated using formulas based generally on 50% of the Company’s consolidated net income for the period beginning in the third quarter of 2012 through the end of the most recently ended fiscal quarter, subject to certain other adjustments and deductions, with certain prescribed minimums and its use is subject to customary conditions, including the absence of an event of default. These formulas are described in greater detail in the Company’s senior secured credit facility and the indentures for the Company’s senior unsecured notes, each of which is filed with the SEC.

Item 6.        Reserved.

None.

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

This section should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in Item 8 of Part II of this Report. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” in Item 1A of this Annual Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.

Our discussion within MD&A is organized as follows:

•Overview. This section contains background information on our Company and a summary of significant themes and events during the year as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Consolidated Statements of Operations by comparing the results for the year ended December 31, 2021 to the results for the year ended December 31, 2020. On June 21, 2021, we completed the acquisition of Cardtronics plc (“Cardtronics”), which is included in the Banking segment results. For management's discussion of our results of operations for the year ended December 31, 2020 in comparison with the year ended December 31, 2019, please see our Annual Report on Form 10-K filed with the SEC on February 26, 2021.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at December 31, 2021.

•Critical accounting estimates. This section contains a discussion of the accounting policies that we believe are important to our financial condition and results of operations and that require judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 1, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

OVERVIEW

BUSINESS OVERVIEW

NCR is a software- and services-led enterprise technology provider that runs stores, restaurants and self-directed banking for our customers. Our software platform, which runs in the cloud and includes microservices and APIs that integrate with our customers' systems, and our NCR-as-a-Service solutions bring together all of the capabilities and competencies of NCR to power the technology to run our customers’ operations. We serve customers in the banking, retail, hospitality, and telecommunications and technology (“T&T”) industries. In this Report, we categorize our operations into the following segments: Banking, Retail, Hospitality, and T&T. Each of our segments derives its revenue in each of the sales theaters in which NCR operates.

Effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. The reportable segments effective January 1, 2022 include: Payments & Network; Digital Banking; Self-Service Banking; Retail; and Hospitality. Additionally, effective January 1, 2022, the expenses related to corporate functions that are not specifically attributable to an individual reportable segment along with any immaterial operating segment(s) are included in Corporate & Other.

NCR is a global company that is headquartered in Atlanta, Georgia. NCR’s reputation is founded upon over 137 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.
SIGNIFICANT THEMES AND EVENTS

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2021.

•Revenue increased 15% from the prior year due to overall growth across the Banking, Retail and Hospitality segments
◦Software and services revenue represented 73% of total consolidated revenue
◦Recurring revenue increased 25% from the prior year and comprised 58% of total consolidated revenue
•Completed acquisition of Cardtronics on June 21, 2021, the world's largest non-bank ATM operator and services provider, and the acquisition of LibertyX on January 5, 2022, a leading cryptocurrency software provider;
•Completed various financing transactions related to the acquisition of Cardtronics, redeemed note due in 2025 to reduce interest expense, and subsequently reduced leverage; and
•Announced aspirational five-year goals for 2026, which include annual recurring revenue of 80 percent by 2026, annual non-GAAP earnings per share (“non-GAAP EPS”)(1) growth of 15 percent, and annual free cash flow(1) of $1 billion in 2026

(1) With respect to our goals of free cash flow and non-GAAP EPS growth, we are not providing a reconciliation to the respective GAAP measure because we are unable to predict with reasonable certainty the reconciling items that may affect GAAP EPS and Cash flow from operations without unreasonable effort.. For the definition of non-GAAP EPS, see the Our Strategy section within Item 1 of this Report. For our definition of free cash flow, see the Financial Condition, Liquidity and Capital Resources section later in MD&A.

STRATEGIC INITIATIVES AND TRENDS

In order to provide long-term value to all our stakeholders, we set complementary business goals and financial strategies. NCR is continuing its transition to become a software platform and payments company with a shift to a higher level of recurring revenue. Our business goal is to be a leading enterprise technology provider that runs stores, restaurants and self-directed banking through our software platform and our NCR-as-a-Service solutions. In late 2018, we set five-year strategic goals, originally set as 2024 targets. These included to transition our revenue mix so that 80 percent of our total revenue is comprised of software and services revenue, 60 percent of our total revenue is comprised of recurring revenue, and our adjusted EBITDA margin rate increases to 20 percent. Since we were near achieving those goals, in late 2021, we established aspirational five-year goals for 2026, which include annual recurring revenue of 80 percent by 2026, annual earnings per share (non-GAAP EPS) growth of 15 percent, and annual non-GAAP free cash flow of $1 billion in 2026. Execution of our goals and strategy is driven by the following key pillars: (i) focus on our customers; (ii) take care of our employees; (iii) bring high-quality, innovative products to market; and (iv) leverage our brand.

As we strive to achieve these aspirational five-year goals, we plan to capitalize on opportunities presented by the acquisitions of Cardtronics and LibertyX to accelerate our Payments & Network business as we go to market with a more robust offering in this segment. We also plan to continue to improve our execution to drive solid returns and to transform our business to drive a re-rate of our valuation.

On February 8, 2022, NCR announced that its Board of Directors unanimously approved commencing a comprehensive strategic review, with the assistance of outside advisors, which will evaluate a full range of strategic alternatives available to NCR to enhance value for all shareholders. Those strategic alternatives could include a disposition of a material business or assets of the Company, a spin-off, merger or sale of the Company, other structural changes, changes to branding or geographic footprint or other transactions or alternatives. The Board has not set a timetable for the conclusion of its review of strategic alternatives. NCR does not intend to comment further on the strategic review process unless and until NCR has determined that further disclosure is beneficial or required by law. Shareholders are advised that there can be no certainty that the strategic review will result in a transaction, or if a transaction is pursued that such a transaction will be completed.

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

For further information on potential risks and uncertainties see Item 1A “Risk Factors.”

IMPACTS FROM THE COVID-19 PANDEMIC

We continue to navigate through the challenging times presented by COVID-19 with a sharp focus on and goal of safeguarding our employees, helping our customers and managing impacts on our supply chain. Despite the unprecedented environment, our teams are executing at a high level and we are advancing our strategy.

The COVID-19 pandemic is complex and continues to evolve, including the latest Omicron variant. While it is difficult to project the long-term impact of the pandemic, we expect it will negatively impact our business at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of the pandemic, supply chain challenges and cost escalations including materials, labor and freight, and any additional governmental and public actions taken in response. We continue to evaluate the long-term impact that COVID-19 may have on our business model. There can be no assurance that the measures we have taken or will take will completely offset the negative impact of COVID-19.

For further information on the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of this Form 10-K.

RESULTS OF OPERATIONS

Key Strategic Financial Metrics

The following tables show our key strategic financial metrics for the years ended December 31, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year. The software and services revenue and recurring revenue metrics below include the results of operations of Cardtronics for the period from the date of acquisition, June 21, 2021 to December 31, 2021.

Software and services revenue as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2021	2020	2019	2021	2020	2019	2021 v 2020	2020 v 2019
Software & Services	$5,204	$4,452	$4,528	72.7%	71.7%	65.5%	17%	(2)%
Hardware	$1,952	$1,755	$2,387	27.3%	28.3%	34.5%	11%	(26)%
Total Revenue	$7,156	$6,207	$6,915	100.0%	100.0%	100.0%	15%	(10)%

Recurring revenue as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2021	2020	2019	2021	2020	2019	2021 v 2020	2020 v 2019
Recurring revenue (1)	$4,166	$3,338	$3,182	58.2%	53.8%	46.0%	25%	5%
All other products and services	$2,990	$2,869	$3,733	41.8%	46.2%	54.0%	4%	(23)%
Total Revenue	$7,156	$6,207	$6,915	100.0%	100.0%	100.0%	15%	(10)%

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

Net income (loss) from continuing operation and adjusted EBITDA(1) as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2021	2020	2019	2021	2020	2019	2021 v 2020	2020 v 2019
Total Revenue	$7,156	$6,207	$6,915	100.0%	100.0%	100.0%	15%	(10)%
Net income (loss) from continuing operations	$97	$(7)	$614	1.4%	(0.1)%	8.9%	n/m	(101)%
Adjusted EBITDA (1)	$1,244	$896	$1,058	17.4%	14.4%	15.3%	39%	(15)%

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

In millions	2021	2020	2019
Net income (loss) from continuing operations (GAAP)	$97	$(7)	$614
Pension mark-to-market adjustments	(118)	34	75
Transformation and restructuring costs	66	234	58
Acquisition-related amortization of intangibles	132	81	86
Acquisition-related (gains) costs	98	(6)	3
Internal reorganization and IP transfer	—	—	(37)
Loss on debt extinguishment	42	20	—
Interest expense	238	218	197
Interest income	(8)	(8)	(4)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	357	275	232
Income tax expense (benefit)	186	(53)	(273)
Stock-based compensation expense	154	108	107
Adjusted EBITDA (non-GAAP)	$1,244	$896	$1,058

Consolidated Results

The following table shows our results for the years December 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

				Percentage of Revenue (1)			Increase (Decrease)
(in millions)	2021	2020	2019	2021	2020	2019	2021 v 2020	2020 v 2019
Product revenue	$2,193	$2,005	$2,681	30.6%	32.3%	38.8%	9%	(25)%
Service revenue	4,963	4,202	4,234	69.4%	67.7%	61.2%	18%	(1)%
Total revenue	7,156	6,207	6,915	100.0%	100.0%	100.0%	15%	(10)%
Product gross margin	343	272	535	15.6%	13.6%	20.0%	26%	(49)%
Service gross margin	1,550	1,252	1,386	31.2%	29.8%	32.7%	24%	(10)%
Total gross margin	1,893	1,524	1,921	26.5%	24.6%	27.8%	24%	(21)%
Selling, general and administrative expenses	1,151	1,069	1,051	16.1%	17.2%	15.2%	8%	2%
Research and development expenses	268	234	259	3.7%	3.8%	3.7%	15%	(10)%
Income from operations	$474	$221	$611	6.6%	3.6%	8.8%	114%	(64)%

(1) The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin, service gross margin and total gross margin, which are divided by the related component of revenue.

Revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2021	2020	2019	2021	2020	2019	2021 v 2020	2020 v 2019
Product revenue	$2,193	$2,005	$2,681	30.6%	32.3%	38.8%	9%	(25)%
Service revenue	4,963	4,202	4,234	69.4%	67.7%	61.2%	18%	(1)%
Total revenue	$7,156	$6,207	$6,915	100.0%	100.0%	100.0%	15%	(10)%

Product revenue includes our hardware and software license revenue streams. Service revenue includes hardware and software maintenance revenue, implementation services revenue, interchange and surcharge revenue, cloud revenue as well as professional services revenue.

Total revenue increased 15% in 2021 from 2020 driven by an increase in service revenue of 18% and an increase in product revenue of 9%. The increase in services was driven by growth in payments revenue, which includes the results of Cardtronics, and other recurring revenue streams, primarily in cloud and managed services. The increase in product revenue was due to higher self-checkout and point-of-sale revenue.

Gross Margin

				Percentage of Revenue (1)			Increase (Decrease)
(in millions)	2021	2020	2019	2021	2020	2019	2021 v 2020	2020 v 2019
Product gross margin	$343	$272	$535	15.6%	13.6%	20.0%	26%	(49)%
Service gross margin	1,550	1,252	1,386	31.2%	29.8%	32.7%	24%	(10)%
Total gross margin	$1,893	$1,524	$1,921	26.5%	24.6%	27.8%	24%	(21)%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

Gross margin as a percentage of revenue was 26.5% in 2021 compared to 24.6% in 2020. Gross margin for the year ended December 31, 2021 included $39 million related to transformation and restructuring costs and $60 million related to amortization of acquisition-related intangible assets. Gross margin for the year ended December 31, 2020 included $150 million related to transformation and restructuring costs and $22 million related to amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue increased from 27.3% to 27.8% due to higher revenue partially offset by increased component and freight costs due to supply chain challenges. Continued increases in labor costs as well as component parts, freight, services, and interest rates could negatively impact our gross margin in future periods.We are working to mitigate the impact of these rising costs through a variety of actions, such as increasing the prices of our products and services, pre-purchasing materials, locking in prices in advance or utilizing alternate sources of materials. However, we may not be completely successful in these efforts and even when we are successful, there may be a time lag before the impacts of these actions are reflected in our margins.

Selling, General and Administrative Expenses

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2021	2020	2019	2021	2020	2019	2021 v 2020	2020 v 2019
Selling, general and administrative expenses	$1,151	$1,069	$1,051	16.1%	17.2%	15.2%	8%	2%

Selling, general, and administrative expenses were $1.151 billion in 2021 up from $1.069 billion in 2020. As a percentage of revenue, selling, general and administrative expenses were 16.1% in 2021 and 17.2% in 2020. In 2021, selling, general and administrative expenses included $20 million of transformation costs, $72 million of acquisition-related amortization of intangibles and $84 million of acquisition-related costs. In 2020, selling, general and administrative expenses included $66 million of transformation and restructuring costs, $59 million of acquisition-related amortization of intangibles and $1 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 15.2%

in 2020 to 13.6% in 2021 primarily due to the increase in revenue and the impact of expense reduction measures taken entering 2021.

Research and Development Expenses

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2021	2020	2019	2021	2020	2019	2021 v 2020	2020 v 2019
Research and development expenses	$268	$234	$259	3.7%	3.8%	3.7%	15%	(10)%

Research and development expenses were $268 million in 2021, up from $234 million in 2020. As a percentage of revenue, these costs were 3.7% in 2021 and 3.8% in 2020. In 2021, research and development expenses included $1 million of costs related to our transformation and restructuring initiatives. In 2020, research and development expenses included $11 million of transformation and restructuring costs. After considering this item, research and development expenses increased slightly as a percentage of revenue from 3.6% in 2020 to 3.7% in 2021 due to an increase in investments related to our strategic initiatives.

Loss on Extinguishment of Debt

				Increase (Decrease)
(in millions)	2021	2020	2019	2021 v 2020	2020 v 2019
Loss on extinguishment of debt	$42	$20	$—	110%	100%

Loss on extinguishment of debt was $42 million in 2021 related to the premium paid for early redemption of $400 million aggregate principal amount of 8.125% senior secured notes due 2025, which includes the write-off of deferred financing fees of $5 million and a cash redemption premium of $37 million. Refer to Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements for additional discussion on the financing transactions.

Loss on extinguishment of debt was $20 million in 2020 related to the early extinguishment of the $600 million aggregate principal amount of 5.00% senior unsecured notes due in 2022 and the $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023. The loss included the write-off of deferred financing fees of $5 million and a cash redemption premium of $15 million.

Interest Expense

				Increase (Decrease)
(in millions)	2021	2020	2019	2021 v 2020	2020 v 2019
Interest expense	$238	$218	$197	9%	11%

Interest expense was $238 million in 2021 compared to $218 million in 2020. Interest expense in all years was primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility. The increase in interest expense in 2021 was related to the increase in total outstanding debt as a result of the closing of the acquisition of Cardtronics. The higher average outstanding principal balances during 2021 were partially offset by the lower average interest rates on the Company's senior unsecured notes, interest expense increased in 2021 compared to 2020.

Other Income (Expense), net

Other income (expense), net was income of $90 million in 2021, expense of $42 million in 2020 and expense of $73 million in 2019, with the components reflected in the following table:

In millions	2021	2020	2019
Interest income	$8	$8	$5
Foreign currency fluctuations and foreign exchange contracts	(22)	(14)	(23)
Bank-related fees	(27)	(5)	(7)
Employee benefit plans	131	(31)	(82)
Gain on entity liquidations	—	—	37
Impairment of an equity investment	—	(7)	—
Bargain purchase gain on acquisition	—	7	—
Other, net	—	—	(3)
Other income (expense), net	$90	$(42)	$(73)

Employee benefit plans within Other income (expense), net includes the components of pension, postemployment and postretirement expense, other than service cost. This includes actuarial gains and losses from the annual pension mark-to-market adjustment. In 2021, there was an actuarial gain of $118 million compared to actuarial loss of $34 million in 2020. The actuarial gain in 2021 was primarily due to an increase in discount rates as well as a favorable impact from an update to the mortality tables. The loss in 2020 was primarily due to a decrease in the discount rates.

In 2021, the increase in bank-related fees was primarily due to $19 million related to certain structuring and commitment fees as a result of the financing transactions entered into during the first quarter of 2021 related to the transaction with Cardtronics.

Income Taxes

				Increase (Decrease)
(in millions)	2021	2020	2019	2021 v 2020	2020 v 2019
Income tax expense (benefit)	$186	$(53)	$(273)	(451)%	(81)%

Our effective tax rate was 65% in 2021 and 90% in 2020. During 2021, significant matters impacting our tax rate include a $36 million expense from recording a valuation allowance against interest expense deduction carryforwards in the United States, a $14 million benefit from the deferred tax impact of a tax law change in the United Kingdom and a $40 million non-cash expense resulting from an internal entity restructuring. During 2020, the tax rate was impacted by a $48 million benefit resulting from the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits.

In the fourth quarter of 2021, the Company recorded $9 million of income tax expense ($4.7 million of which related to multiple prior annual periods) related to the utilization of foreign tax credits in prior years and an additional valuation allowance required for interest expense carryforwards recognized in interim periods during 2021. The Company determined that the adjustments in the fourth quarter of 2021 were not material, quantitatively or qualitatively, to the impacted annual and interim financial statements.

While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2022, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. These resolutions could have a material impact on the effective tax rate in 2022.

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

Loss from Discontinued Operations, net of tax

				Increase (Decrease)
(in millions)	2021	2020	2019	2021 v 2020	2020 v 2019
Income (loss) from discontinued operations, net of tax	$—	$(72)	$(50)	(100)%	44%

In 2021, income (loss) from discontinued operations was zero, net of tax.

In 2020, the loss from discontinued operations was $72 million, net of tax, primarily related to updates in estimates and assumptions for the Fox River and Kalamazoo River environmental reserves.

Revenue and Adjusted EBITDA by Segment

The Company manages and reports its businesses in the following segments: Banking, Retail, Hospitality and T&T. Each of these segments derives its revenue by selling in the sales theaters in which NCR operates. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment adjusted EBITDA. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles, restructuring charges, among others. The special items are considered non-operational so are excluded from the adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income from operations. Management believes this format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

Corporate and Other reconciles our segment results to adjusted EBITDA, which primarily includes other income (expense) that are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

The following table shows our segment revenue and adjusted EBITDA for the years ended December 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year. The Banking revenue and adjusted EBITDA metrics below include the results of operations of Cardtronics for the period from the date of acquisition, June 21, 2021 to December 31, 2021.

				Percentage of Revenue (1)			Increase (Decrease)
(in millions)	2021	2020	2019	2021	2020	2019	2021 v 2020	2020 v 2019
Revenue
Banking	$3,730	$3,098	$3,512	52.1%	49.9%	50.8%	20%	(12)%
Retail	2,281	2,080	2,217	31.9%	33.5%	32.0%	10%	(6)%
Hospitality	848	684	843	11.9%	11.0%	12.2%	24%	(19)%
T&T	297	345	343	4.1%	5.6%	5.0%	(14)%	1%
Consolidated Revenue	$7,156	$6,207	$6,915	100.0%	100.0%	100.0%	15%	(10)%

Adjusted EBITDA by segment
Banking	$777	$546	$663	20.8%	17.6%	18.9%	42%	(18)%
Retail	322	255	262	14.1%	12.3%	11.8%	26%	(3)%
Hospitality	117	73	115	13.8%	10.7%	13.6%	60%	(37)%
T&T	40	39	57	13.5%	11.3%	16.6%	3%	(32)%
Corporate and Other	(12)	(17)	(39)
Total Adjusted EBITDA	$1,244	$896	$1,058	17.4%	14.4%	15.3%	39%	(15)%
(1) For segment revenue, the percentage of revenue is calculated for each line item divided by total revenue. For segment adjusted EBITDA, the percentage of revenue is calculated for each line item divided by the related segment revenue amount.

Segment Revenue

Banking revenue increased 20% due to the inclusion of Cardtronics, as well as higher software and services revenue. Retail revenue increased 10% due to higher point-of-sale and self-checkout solutions revenue. Hospitality revenue increased 24% driven primarily by an increase in point-of-sale solutions revenue. T&T revenue decreased 14% in 2021 compared to 2020 driven by a decrease in services revenue.

Segment Adjusted EBITDA

For the year ended December 31, 2021 compared to the year ended December 31, 2020

Banking, Retail and Hospitality adjusted EBITDA increased in 2021 compared to 2020 primarily driven by higher revenue as well as cost reduction actions taken in the prior year. T&T adjusted EBITDA increased in 2021 compared to 2020 driven by cost reduction actions taken in the prior year partially offset by lower revenue.

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Banking, Retail and Hospitality adjusted EBITDA decreased in 2020 compared to 2019 primarily driven by lower hardware revenue partially offset by cost saving initiatives implemented in 2020. T&T adjusted EBITDA decreased in 2020 compared to 2019 driven by an unfavorable mix of revenue partially offset by the increase in revenue.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2021, net cash provided by operating activities was $1.077 billion and in the year ended December 31, 2020, net cash provided by operating activities was $641 million. The increase in net cash provided by operating activities was due to higher operating earnings as well as the agreement entered into during the third quarter of 2021 to sell short term receivables from certain trade accounts to an unaffiliated financial institution which provided a $300 million benefit to operating cash flows. Refer to Note 6, “Trade Receivables Facility”, in the Notes to Consolidated Financial Statements for more information.

NCR’s management uses a non-GAAP measure called “free cash flow” to assess the financial performance of the Company. We previously defined free cash flow as net cash provided by (used in) operating activities and cash provided by (used in) discontinued operations, less capital expenditures for property, plant and equipment, less additions to capitalized software, plus discretionary pension contributions and settlements (if any). In 2021, with the increase in our restricted cash settlement activity and the initial sale of trade accounts receivables under the agreement entered into during the 3rd quarter, we began defining free cash flow as net cash provided by (used in) operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus restricted cash settlement activity, plus acquisition-related items, less the impact from the initial sale of trade accounts receivables under the agreement entered into during the 3rd quarter of 2021, and plus pension contributions and settlements. All periods presented have been recast to reflect this new definition. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing operations to the capital that is spent and to improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions and investments, repurchase of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition of this measure may differ from that of other companies. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to NCR’s non-GAAP measure of free cash flow for the years ended December 31:

In millions	2021	2020	2019
Net cash provided by operating activities	$1,077	$641	$634
Capital expenditures for property, plant and equipment	(106)	(31)	(91)
Additions to capitalized software	(242)	(232)	(238)
Restricted cash settlement activity	(41)	—	(5)
Transaction costs	55	—	—
Sale of accounts receivables	(300)	—	—
Pension contribution	17	89	23
Free cash flow (non-GAAP)	$460	$467	$323

In 2021, free cash flow decreased slightly from 2020 as a result of higher capital expenditures for property, plant and equipment related to ATMs to be deployed, and higher additions to capitalized software of $10 million due to an increase in investments related to our strategic initiatives. In addition, working capital also increased primarily due to inventory and the higher component costs.

In 2020, net cash provided by operating activities increased $7 million, which contributed to a net increase in free cash flow of $144 million in comparison to 2019. Additionally, capital expenditures for property, plant and equipment decreased $60 million primarily due to the initiatives implemented earlier in the year to address the business impacts from the COVID-19 pandemic. Additions to capitalized software decreased slightly $6 million as the Company continued to focus on investment in our strategic growth platforms.

Certain financing activities and certain other investing activities are not included in our calculation of free cash flow. Our other investing activities primarily include business acquisitions, investments, as well as proceeds from the sales of property, plant and equipment. During the year ended December 31, 2021, the payments for business combinations was $2.47 billion, net of cash acquired, mainly for the consideration paid related to the acquisition of Cardtronics completed in 2021.

Our financing activities include borrowings and repayments of credit facilities and notes. During the year ended December 31, 2021, we issued new senior unsecured notes for an aggregate principal amount of $1.2 billion and amended and restated the senior secured credit facility to add an incremental term loan for $1.505 billion, of which $200 million converted into the revolving credit facility. We paid $53 million of deferred financing fees related to these transactions. Additionally, we redeemed all of the $400 million outstanding aggregate principal amount of the Company’s 8.125% senior notes due 2025. We paid $37 million of early redemption fees related to this transaction. The $300 million trade receivables securitization facility was extinguished as part of the purchase agreement and the sale agreements. Refer to Note 5, “Debt Obligations”, and Note 6, “Trade Receivables Facility”, in the Notes to Consolidated Financial Statements for more information.

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

Financing activities during the year ended December 31, 2021 also included the proceeds from stock employee plans of $44 million and tax withholding payments on behalf of employees for stock based awards that vested of $50 million. Financing activities during the year ended December 31, 2020 also included the redemption of the outstanding Series A Convertible Preferred Stock owned by two affiliated shareholders for a total cash consideration of $144 million, the repurchase of our common stock for $41 million, dividends paid on the Series A preferred stock of $9 million, proceeds from stock employee plans of $17 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $28 million.

Long Term Borrowings The senior secured credit facility consists of term loan facilities in an aggregate principal amount of $2.055 billion, of which $1.94 billion was outstanding as of December 31, 2021. Additionally, the senior secured credit facility provides for a five-year revolving credit facility with an aggregate principal amount of $1.3 billion, of which $380 million was outstanding as of December 31, 2021. The revolving credit facility also allows a portion of the availability to be used for letters of credit, and as of December 31, 2021, there were $26 million in letters of credit outstanding.

As of December 31, 2021, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029, and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

On August 12, 2021 (the “Redemption Date”), the Company redeemed all of the outstanding $400 million 8.125% Notes at a redemption price equal to 100% of the principal amount of the 8.125% Notes plus the excess of (if any) (a) the present value at the Redemption Date of (i) the redemption price of 8.125% Notes on April 15, 2022, plus (ii) all required remaining scheduled interest payments due on the 8.125% Notes through April 15, 2022 (but excluding accrued and unpaid interest to and excluding the Redemption Date), computed using a discount rate equal to the Adjusted Treasury Rate (as described in the terms of the indenture relating to the 8.125% Notes), over (b) the principal amount of the 8.125% Notes on the Redemption Date, and accrued and unpaid interest to and excluding the Redemption Date (the “Redemption Price”).

On September 30, 2021 NCR amended and restated its existing Receivables Financing Agreement to modify certain terms of the Company’s existing revolving trade receivables securitization facility (the “T/R Facility”). As part of the amendment, the Company repaid the outstanding balances under the facility and the borrowing capacity under the facility was eliminated.

See Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for further information on the senior secured credit facility (including certain amendments to such facility), the senior unsecured notes, the trade receivables securitization facility and our financing activities in connection with the Cardtronics transaction.

Employee Benefit Plans We expect to make pension, postemployment and postretirement plan contributions of approximately $46 million in 2022. See Note 9, “Employee Benefit Plans”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our pension, postemployment and postretirement plans.

Series A Convertible Preferred Stock In 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock. As of December 31, 2021, there were approximately 300,000 shares that remained issued and outstanding. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, which was payable quarterly in arrears and payable in-kind for the first sixteen dividend payments, after which, beginning in the first quarter of 2020, are payable in cash or in-kind at the option of the Company. The holders also have certain redemption rights or put rights, including the right to require us to repurchase all or any portion of the Series A Convertible Preferred Stock on any date during the three months commencing on and immediately following March 16, 2024 and the three months commencing on and immediately following every third anniversary of such date, at 100% of the liquidation preference plus all accrued but unpaid dividends.

Additionally, the Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of December 31, 2021, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 9.2 million shares which would represent approximately 7% of our outstanding common stock as of December 31, 2021 including the preferred shares on an as-converted basis.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries were $412 million and $329 million at December 31, 2021 and 2020, respectively. As a result of the Tax Cuts and Jobs Act of 2017, including the repatriation tax, in general we will not be subject to additional U.S. taxes if cash and cash equivalents and short-term investments held outside the United States are distributed to the United States in the form of dividends or otherwise. However, we may be subject to foreign withholding taxes, which could be significant.

Summary As of December 31, 2021, our cash and cash equivalents totaled $447 million and our total debt was $5.62 billion. Our borrowing capacity under our senior secured credit facility was $894 million at December 31, 2021. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Report. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment and postretirement plan contributions, remediation payments related to environmental matters, debt servicing obligations, payments related to transformation initiatives, and our operating requirements for the next twelve months, and in the long-term (i.e. beyond December 31, 2022) to meet our material cash requirements described below.

Material Cash Requirements from Contractual and Other Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2021 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2022	2023-2024	2025-2026	2027 & Thereafter
Debt obligations	$5,622	$57	$592	$1,673	$3,300
Interest on debt obligations	1,553	239	467	423	424
Estimated environmental liability payments	120	22	35	20	43
Lease obligations	651	137	159	97	258
Purchase obligations	1,438	1,405	25	8	—
Total obligations	$9,384	$1,860	$1,278	$2,221	$4,025

For purposes of this table, we used interest rates as of December 31, 2021 to estimate the future interest on debt obligations outstanding as of December 31, 2021 and have assumed no voluntary prepayments of existing debt. See Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms.

The estimated environmental liability payments included in the table of material cash requirements shown above are related to the Fox River, Kalamazoo River and Ebina environmental matters. The amounts shown are our expected payments, net of the payment obligations of co-obligors and an estimate for payments to be received from indemnification parties. For additional information, refer to Note 10, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

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

We have a liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 7, “Income Taxes”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our U.S. and international employee benefit plans, which are described in Note 9, “Employee Benefit Plans”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. In 2021, we made no discretionary contributions to our U.S. pension plan. We do not expect mandatory contributions until 2026 based on current funding requirements and assuming the Company does not complete any further actions, including, but not limited to, a further pre-fund or de-risking action. The funded status of NCR’s U.S. pension plan is an underfunded position of $503 million as of December 31, 2021 compared to an underfunded position of $539 million as of December 31, 2020. Our international retirement plans were in a funded position of $1 million as of December 31, 2021, as compared to an underfunded position of $128 million as of December 31, 2020. The decrease in our underfunded position is primarily attributable to an increase in discount rates as well as a favorable impact from a mortality update. Contributions to international pension plans are expected to be approximately $15 million in 2022.

We also have product warranties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 10, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

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

CRITICAL ACCOUNTING ESTIMATES

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require significant management judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the paragraphs below. Our senior management has reviewed these critical accounting estimates and related disclosures with our independent registered public accounting firm and the Audit Committee of our Board of Directors. See Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, which contains additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition We enter into contracts to sell our products and services, which may be sold separately or bundled with other products and services. As a result, interpretation and judgment are sometimes required to determine the appropriate accounting for these transactions, including: (1) whether performance obligations are considered distinct that should be accounted for separately versus together, how the price should be allocated among the performance obligations, and when to recognize revenue for each performance obligation; (2) developing an estimate of the stand-alone selling price, or SSP, of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating and accounting for variable consideration, including rights of return, rebates, expected penalties or other price concessions as a reduction of the transaction price.

Our estimates of SSP for each performance obligation require judgment that considers multiple factors, including, but not limited to, historical discounting trends for products and services, pricing practices in different geographies and industries, gross margin objectives, and internal costs. Our estimates for rights of return and rebates are based on historical sales returns and credits, specific criteria outlined in customer contracts or rebate agreements, and other factors known at the time. Our estimates for expected penalties and other price concessions are based on historical trends and expectations regarding future occurrence.

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition. Additional information regarding our revenue recognition policy is included in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Inventory Valuation We assess the valuation of our inventory on a periodic basis and make adjustments to the value to properly provide for potential exposure due to slow-moving, excess, obsolete or unusable inventory. Inventories are written down to net realizable value based on forecasted usage of part, sales orders, technological obsolescence and inventory aging. These factors can be impacted by market conditions, technology changes, changes in strategic direction, and customer demand and require estimates and management judgment that may include elements that are uncertain. On a quarterly basis, we review the current net realizable value of inventory and adjust for any inventory exposure due to age, obsolescence, or excess of cost over net realizable value.

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

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth, operating income margin and discount rate. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (“GPC”) method which is based on earnings multiple data. We perform a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium.

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

We make strategic acquisitions that may have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The determination of fair value requires estimates about cash flow forecasts, discount rates, revenue growth rates, EBITDA margin, customer attrition rate, and other future events that are judgmental in nature. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments subsequent to the measurement period are recorded to our consolidated statements of income. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. Additional information regarding our acquisitions is included in Note 3, “Business Combinations and Divestitures”,in Notes to Consolidated Financial Statements.

Pension, Postretirement and Postemployment Benefits We sponsor domestic and foreign defined benefit pension and postemployment plans as well as domestic postretirement plans. As a result, we have significant pension, postretirement and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants advise us about subjective factors such as withdrawal rates and mortality rates to use in our valuations. We generally review and update these assumptions on an annual basis at the end of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension, postretirement or postemployment benefits expense we have recorded or may record. Ongoing pension, postemployment and postretirement expense impacts all of our segments. Pension mark-to-market adjustments, settlements, curtailments and special termination benefits are excluded from our segment results as those items are not included in the evaluation of segment performance. See Note 4, “Segment Information and Concentrations”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to income from operations.

The key assumptions used in developing our 2021 expense were discount rates of 1.7% for our U.S. pension plan and 1.4% for our postretirement plan, and an expected return on assets assumption of 2.1% for our U.S. pension plan in 2021. The U.S. plan represented 63% of the pension obligation and 100% of the postretirement plan obligation as of December 31, 2021. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plan would have increased or decreased 2021 ongoing pension expense by approximately $4 million and would have had an immaterial impact on 2021 postretirement income. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2021 ongoing pension expense by approximately $4 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. For 2022, we intend to use discount rates of 2.1% and 1.9% in determining the U.S. pension and postretirement expense, respectively. We intend to use an expected rate of return on assets assumption of 5.0% for the U.S. pension plan.

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

The most significant assumption used in developing our 2021 postemployment plan expense is the assumed rate of involuntary turnover of 3.8%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2021 expense by approximately $2 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate. We intend to use an involuntary turnover assumption of 3.8% in determining the 2022 postemployment expense.

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

The most significant legal contingencies impacting our Company are the Fox River, Kalamazoo River, and Ebina matters, which are further described in detail in Note 10, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. NCR has been identified as a potentially responsible party (“PRP”) at both the Fox River and Kalamazoo River sites.

As described below and in Note 10, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, while litigation activities have largely concluded with respect to the Fox River and Kalamazoo River matters and while the Company has engaged in cooperative regulatory compliance activities with the government of Japan with respect to the Ebina matter, the extent of our potential liabilities continues to be subject to significant uncertainties. The uncertainties related to the Fox River and Kalamazoo River matters include the total cost of clean-up as well as the solvency and willingness of the co-obligors or indemnitors to pay. The uncertainties related to the Ebina matter include total cost of clean-up subject to approval by local agencies in Japan.

Our net reserves for the Fox River matter, the Kalamazoo River matter and the Ebina matter, as of December 31, 2021 were approximately $26 million, $99 million, and $16 million, respectively, as further discussed in Note 10, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for these matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Income Taxes We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. As a result of this determination, we had valuation allowances of $368 million as of December 31, 2021 and $341 million as of December 31, 2020, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets.
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
The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December 31, 2021, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $3.5 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely. The amount of unrecognized deferred tax liability associated with these indefinitely reinvested earnings is approximately $145 million.
Refer to Note 7, “Income Taxes”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for disclosures related to foreign and domestic pretax income, foreign and domestic income tax (benefit) expense and the effect foreign taxes have on our overall effective tax rate.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of recently issued accounting pronouncements is described in Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, and we incorporate by reference such discussion in this MD&A.

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

Foreign Exchange Risk

Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. We have exposure to approximately 50 functional currencies and are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. Dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and the foreign currency denominated inputs to our manufacturing units. All of these transactions are forecasted. If these contracts are designated as highly effective cash flow hedges, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”).The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, the gains or losses from these contracts are recognized in earnings as exchange rates change. We also use derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. For these derivatives we recognize gains and losses in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation or depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase or decrease of $20 million as of December 31, 2021 in the fair value of the hedge portfolio. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was slightly weaker in 2021 compared to 2020 based on comparable weighted averages for our functional currencies. This had a favorable impact of 1% on 2021 revenue versus 2020 revenue. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 59% of our borrowings were on a fixed rate basis as of December 31, 2021. The increase in pre-tax interest expense for the year ended December 31, 2021 from a hypothetical 100 basis point increase in variable interest rates would be approximately $12 million.

We utilize interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.

As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the year ended December 31, 2021 from a hypothetical 100 basis point increase in variable interest rates would be approximately $44 million, excluding the impact from outstanding interest rate cap agreements.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2021, we did not have any significant concentration of credit risk related to financial instruments.

Index to Financial Statements and Supplemental Data

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NCR Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Cardtronics plc from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Cardtronics plc from our audit of internal control over financial reporting. Cardtronics plc is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 8% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Cardtronics plc - Valuation of Certain Direct Customer Relationships and Technology – Software

As described in Notes 1 and 3 to the consolidated financial statements, the Company completed the acquisition of Cardtronics plc for total purchase consideration of $2.7 billion on June 21, 2021. The fair value of consideration transferred was allocated to the identifiable intangible assets acquired and liabilities assumed based upon their estimated fair value which resulted in the recognition of $864 million of intangible assets. Identifiable intangible assets primarily consist of direct customer relationships of $373 million and technology – software of $441 million. In determining the fair value, management utilized various forms of the income, cost, and market approaches depending on the asset. The estimation of fair value required significant judgment related to cash flow forecasts, discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables, and other factors. Inputs were generally determined using historical data supplemented by current and anticipated market conditions, and growth rates. Direct customer relationships and technology - software were valued using an excess earnings method. Significant assumptions used in the discounted cash flow analysis for (i) direct customer relationships were the revenue growth rate, customer attrition rate, and discount rate, and (ii) technology - software were the revenue growth rate, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and discount rate.

The principal considerations for our determination that performing procedures relating to the acquisition of Cardtronics plc - valuation of certain direct customer relationships and technology – software is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the intangible assets acquired; (ii) the significant auditor judgment, subjectivity, and effort in performing procedures evaluating management’s estimates of the fair value of the direct customer relationships and technology – software and significant assumptions related to the revenue growth rate, customer attrition rate, and discount rate used in the valuation of direct customer relationships and the revenue growth rate, EBITDA margins, and discount rate used in the valuation of technology - software; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of certain controls relating to the valuation of the acquired intangible assets, including controls over management’s valuation of direct customer relationships and technology – software and controls over the development of significant assumptions related to the revenue growth rate, customer attrition rate, and EBITDA margin used in the valuation of direct customer relationships and the revenue growth rate, EBITDA margins, and discount rate used in the valuation of technology – software. These procedures also included, among others (i) reading the purchase agreement and (ii) testing management’s process for estimating the fair value of certain direct customer relationships and technology – software. Testing management’s process included evaluating the appropriateness of the excess earnings method, testing the completeness and accuracy of data used by management, and evaluating the reasonableness of significant assumptions used by management related to the revenue growth rate, customer attrition rate, and discount rate used in the valuation of the direct customer relationships and the revenue growth rate, EBITDA margins, and discount rate used in the valuation of technology - software. Evaluating the reasonableness of management’s significant assumptions related to the revenue growth rate and customer attrition rate used in the valuation of the direct customer relationships and revenue growth rate and EBITDA margins used in the valuation of the technology – software involved considering (i) the past performance of the acquired business, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s excess earnings method and the reasonableness of the customer attrition rate and discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 25, 2022
We have served as the Company’s auditor since 1993.

NCR Corporation
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2021	2020	2019
Product revenue	$2,193	$2,005	$2,681
Service revenue	4,963	4,202	4,234
Total revenue	7,156	6,207	6,915
Cost of products	1,850	1,733	2,146
Cost of services	3,413	2,950	2,848
Selling, general and administrative expenses	1,151	1,069	1,051
Research and development expenses	268	234	259
Total operating expenses	6,682	5,986	6,304
Income from operations	474	221	611
Loss on extinguishment of debt	(42)	(20)	—
Interest expense	(238)	(218)	(197)
Other income (expense), net	90	(42)	(73)
Income (loss) from continuing operations before income taxes	284	(59)	341
Income tax expense (benefit)	186	(53)	(273)
Income (loss) from continuing operations	98	(6)	614
Loss from discontinued operations, net of tax	—	(72)	(50)
Net income (loss)	98	(78)	564
Net income attributable to noncontrolling interests	1	1	—
Net income (loss) attributable to NCR	$97	$(79)	$564
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$97	$(7)	$614
Series A convertible preferred stock dividends	(16)	(31)	(110)
Income (loss) from continuing operations attributable to NCR	81	(38)	504
Loss from discontinued operations, net of tax	—	(72)	(50)
Net income (loss) attributable to NCR common stockholders	$81	$(110)	$454
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.62	$(0.30)	$4.13
Diluted	$0.58	$(0.30)	$3.71
Net income (loss) per common share
Basic	$0.62	$(0.86)	$3.72
Diluted	$0.58	$(0.86)	$3.36
Weighted average common shares outstanding
Basic	131.2	128.4	122.1
Diluted	139.0	128.4	145.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31 (in millions)	2021	2020	2019
Net income (loss)	$98	$(78)	$564
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments	(30)	15	(29)
Derivatives
Unrealized gain (loss) on derivatives	9	(8)	6
Loss (gains) on derivatives arising during the period	1	7	(8)
Less income tax benefit (expense)	(2)	—	1
Employee benefit plans
Prior service benefit	6	(1)	—
Amortization of prior service cost	(1)	(4)	(6)
Net gain (loss) arising during the period	(1)	(11)	12
Amortization of actuarial gain (loss)	(1)	(3)	(3)
Less income tax benefit (expense)	(1)	3	1
Other comprehensive income (loss)	(20)	(2)	(26)
Total comprehensive income (loss)	78	(80)	538
Less comprehensive income attributable to noncontrolling interests:
Net income	1	1	—
Currency translation adjustments	—	—	(3)
Amounts attributable to noncontrolling interests	1	1	(3)
Comprehensive income (loss) attributable to NCR common stockholders	$77	$(81)	$541
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$447	$338
Accounts receivable, net of allowances of $24 and $51 as of December 31, 2021 and 2020, respectively	959	1,117
Inventories	754	601
Restricted cash	295	59
Other current assets	421	363
Total current assets	2,876	2,478
Property, plant and equipment, net	703	373
Goodwill	4,519	2,837
Intangibles, net	1,316	532
Operating lease assets	419	344
Prepaid pension cost	300	199
Deferred income taxes	732	965
Other assets	776	686
Total assets	$11,641	$8,414
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$57	$8
Accounts payable	826	632
Payroll and benefits liabilities	389	268
Contract liabilities	516	507
Settlement liabilities	263	31
Other current liabilities	757	642
Total current liabilities	2,808	2,088
Long-term debt	5,505	3,270
Pension and indemnity plan liabilities	789	851
Postretirement and postemployment benefits liabilities	119	120
Income tax accruals	116	102
Operating lease liabilities	388	325
Other liabilities	383	334
Total liabilities	10,108	7,090
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of December 31, 2021 and 2020, respectively; redemption amount and liquidation preference of $276 as of December 31, 2021 and 2020, respectively	274	273
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 132.2 and 129.1 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Paid-in capital	515	368
Retained earnings	1,031	950
Accumulated other comprehensive loss	(291)	(271)
Total NCR stockholders’ equity	1,256	1,048
Noncontrolling interests in subsidiaries	3	3
Total stockholders’ equity	1,259	1,051
Total liabilities and stockholders’ equity	$11,641	$8,414
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2021	2020	2019
Operating activities
Net income (loss)	$98	$(78)	$564
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	72	50
Loss on debt extinguishment	42	20	—
Depreciation and amortization	517	364	333
Stock-based compensation expense	154	108	107
Deferred income taxes	89	(112)	(355)
Impairment of other assets	24	46	2
Gain (loss) on disposal of property, plant and equipment	—	(1)	(6)
Bargain purchase gain on acquisition	—	(7)	—
Changes in assets and liabilities:
Receivables	215	420	(144)
Inventories	(195)	168	5
Current payables and accrued expenses	255	(295)	(20)
Contract liabilities	(15)	2	31
Employee benefit plans	(147)	(51)	59
Other assets and liabilities	40	(15)	8
Net cash provided by operating activities	1,077	641	634
Investing activities
Expenditures for property, plant and equipment	(106)	(31)	(91)
Proceeds from sales of property, plant and equipment	1	7	11
Additions to capitalized software	(242)	(232)	(238)
Business acquisitions, net of cash acquired	(2,473)	(25)	(203)
Purchases of short-term investments	(13)	(20)	—
Proceeds from sales of short-term investments	14	27	—
Other investing activities, net	(7)	(3)	9
Net cash used in investing activities	(2,826)	(277)	(512)
Financing activities
Payments of senior unsecured notes	(400)	(1,300)	(900)
Payments on term credit facilities	(107)	(12)	(761)
Payments on revolving credit facilities	(1,650)	(1,998)	(3,216)
Borrowings on term credit facilities	1,505	4	750
Borrowings on revolving credit facilities	1,756	1,535	3,535
Proceeds from issuance of senior unsecured notes	1,200	1,500	1,000
Debt issuance costs and bridge commitment fees	(53)	(21)	(32)
Call premium paid on debt extinguishment	(37)	(15)	—
Cash dividend paid for Series A Preferred shares dividends	(15)	(9)	—
Repurchase of Series A Preferred shares	—	(144)	(302)
Repurchases of common stock	—	(41)	(96)
Proceeds from employee stock plans	44	17	16
Tax withholding payments on behalf of employees	(50)	(28)	(29)
Net change in client funds obligations	4	12	(15)
Principal payments for finance lease obligations	(17)	(13)	(4)
Purchase of noncontrolling interest	—	—	(3)
Other financing activities	(2)	(1)	(4)
Net cash provided by (used in) financing activities	2,178	(514)	(61)
Cash flows from discontinued operations
Net cash provided by (used in) discontinued operations	(68)	—	(24)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	(7)	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	343	(157)	31
Cash, cash equivalents and restricted cash at beginning of period	406	563	532
Cash, cash equivalents and restricted cash at end of period	$749	$406	$563

Supplemental data
Cash paid during the year for:
Income taxes	$84	$82	$61
Interest	$215	$196	$168
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Changes in Stockholders' Equity

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Subsidiaries
in millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2018	118	1	$34	$606	$(246)	$4	$399
Comprehensive income (loss):
Net income (loss)	—	—	—	564	—	2	566
Other comprehensive income (loss)	—	—	—	—	(23)	(2)	(25)
Total comprehensive income (loss)	—	—	—	564	(23)	—	541
Employee stock purchase and stock compensation plans	3	—	94	—	—	—	94
Redemption of Series A preferred stock dividends	9	—	272	(67)	—	—	205
Repurchase of Company common stock	(3)	—	(96)	—	—	—	(96)
Series A convertible preferred stock dividends	—	—	—	(43)	—	—	(43)
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
Purchase of redeemable non-controlling interest	—	—	8	—	—	—	8
December 31, 2019	127	$1	$312	$1,060	$(269)	$3	$1,107
Comprehensive income (loss):
Net income (loss)	—	—	—	(79)	—	1	(78)
Other comprehensive income (loss)	—	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	—	—	—	(79)	(2)	1	(80)
Employee stock purchase and stock compensation plans	4	—	97	—	—	—	97
Deemed dividend from redemption of Series A preferred stock	—	—	—	(12)	—	—	(12)
Repurchase of Company common stock	(2)	—	(41)	—	—	—	(41)
Series A convertible preferred stock dividends	—	—	—	(19)	—	—	(19)
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
December 31, 2020	129	$1	$368	$950	$(271)	$3	$1,051
Comprehensive income (loss):
Net income (loss)	—	—	—	97	—	1	98
Other comprehensive income (loss)	—	—	—	—	(20)	—	(20)
Total comprehensive income (loss)	—	—	—	97	(20)	1	78
Employee stock purchase and stock compensation plans	3	—	128	—	—	—	128
Fair value of converted Cardtronics awards attributable to pre-combination services	—	—	19	—	—	—	19
Series A convertible preferred stock dividends	—	—	—	(16)	—	—	(16)
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
December 31, 2021	132	$1	$515	$1,031	$(291)	$3	$1,259

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business NCR Corporation (“NCR”, the “Company”, “we” or “us”) was originally incorporated in 1884 and is a software- and services-led enterprise technology provider that runs stores, restaurants and self-directed banking for our customers, which includes businesses of all sizes. Our software platform, which runs in the cloud and includes microservices and APIs that integrate with our customers' systems, and our NCR-as-a-Service solutions bring together all of the capabilities and competencies of NCR to power the technology to run our customers’ operations. Our portfolio includes digital first software and services offerings for banking, retailers and restaurants, as well as payments processing and networks, multi-vendor connected device services, automated teller machines (“ATMs”), self-checkout (“SCO”), point of sale (“POS”) terminals and other self-service technologies. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sector. Our solutions are designed to support our transition to becoming a software platform and payments company.

Use of Estimates The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported.

Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing novel coronavirus (“COVID-19”) pandemic. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of the pandemic, supply chain challenges and cost escalations including materials, labor and freight, and any additional governmental and public actions taken in response. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects of COVID-19. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.

Subsequent Events The Company evaluated subsequent events through the date that our Consolidated Financial Statements were issued. Other than the items discussed below and within the Notes to Consolidated Financial Statements, no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure.

Change in reportable segments Effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. The reportable segments effective January 1, 2022 include: Payments & Network; Digital Banking, Self-Service Banking, Retail, and Hospitality. Additionally, effective January 1, 2022, the Company manages Corporate & Other, which includes income and expense that are not specifically attributable to an individual reportable segment and thus will be reflected only in consolidated results, as well as our Telecommunications & Technology business, an immaterial operating segment.

Completed acquisition of LibertyX On January 5, 2022, NCR completed its acquisition of Moon Inc. dba LibertyX, for which we purchased all outstanding shares for approximately 1.4 million shares of the Company's common stock and as a result LibertyX will become a wholly-owned subsidiary of NCR in the first quarter of 2022. LibertyX is a leading cryptocurrency software provider. The initial accounting for the business combination is incomplete as a result of the timing of the acquisition.

Executed interest rate swap contract On January 18, 2022, the Company entered into an interest rate swap contract to hedge its exposure on variable interest rates on vault cash rental obligations. The swap was implemented at a notional value of $250 million and protects the Company against potential interest rate fluctuations in line with our interest rate risk management strategy outlined in Note 13, “Derivatives and Hedging Instruments”.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

On June 21, 2021, we completed the acquisition of Cardtronics plc (“Cardtronics”). The December 31, 2021 year-to-date results include the operations of Cardtronics from June 21, 2021 to December 31, 2021. Refer to Note 3, “Business Combinations and Divestitures”, for additional disclosure.

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

NCR enters contracts that include multiple distinct performance obligations, including hardware, software, professional consulting and managed services, payment processing services, installation services and maintenance support services. A promise to a customer is considered distinct when the product or service is both capable of being distinct, and distinct in the context of the contract. For these arrangements, the Company allocates the transaction price, at contract inception, to each distinct performance obligation on a relative standalone selling price basis. The primary method used to estimate standalone selling price is the price that the Company charges for that good or service when the Company sells it separately in similar circumstances to similar customers.

For hardware products, control is generally transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the products, which generally coincides with when the customer has assumed title and risk of loss of the goods sold. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery, acceptance, and transfer of title and risk of loss generally occur in the same reporting period. NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the period ending December 31, 2021 and 2020, the revenue recognized from bill and hold transactions was less than 1% of total revenue in both years. Hardware products may also be a performance obligation when included in an As-a-service package sold with software and services. In instances when hardware is a performance obligation, title is not transferred to the customer and revenue is recognized in accordance with the lease accounting standard and depending on the terms and conditions included in the contract may be either sales-type leases or operating leases. Revenue from hardware sales-type leases is recognized at the beginning of the lease term and revenue from operating leases is recognized on a straight-line basis over the term of the contract.

Software products may be sold as perpetual licenses, term-based licenses, cloud-enabled and software as a service (“SaaS”). Perpetual license revenue is recognized at a point in time when control transfers to the customer and is reported within product revenue. Control is typically transferred when the customer takes possession of, or has access to, the software. Term-based license revenue is recognized at a point in time upon the commencement of the committed term of the contract, concurrent with the possession of the license, and reported within product revenue. The committed term of the contract is typically one month to one year due to customer termination rights. If the amount of consideration the Company expects to be paid in exchange for the licenses depends on customer usage, revenue is recognized when the usage occurs.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

In addition to SaaS, our services revenue includes professional consulting, payment processing revenue, managed services, installation and maintenance support. Professional consulting primarily consists of software implementation, integration, customization and optimization services. Revenue from professional consulting contracts is recognized when the services are completed or customer acceptance of the service is received, if required. For installation and maintenance, control is transferred as the services are provided or ratably over the service period, or, if applicable, after customer acceptance of the service. For recurring services that we perform over a contract term, we analyze if the services are performed evenly throughout the term for fixed consideration. If so, we ratably recognize the corresponding consideration over the committed term. Otherwise, we apply the ‘as invoiced’ practical expedient, for performance obligations satisfied over time, if the amount we may invoice corresponds directly with the value to the customer of the Company’s performance to date. This expedient permits us to recognize revenue in the amount we invoice the customer.

Payment processing revenue includes surcharge and other fees paid by cardholders and/or the cardholder’s financial institutions for the use processing services. Surcharge revenues are recognized daily as the associated transactions are processed. In addition, relative to ATM transactions, the Company typically receives a majority of the interchange fee paid by the cardholder’s financial institution, net of the amount retained by the payment network, and recognizes the net amount received from the network as revenue. Relative to credit card processing, revenue is comprised of fees charged to the Company's customers, net of interchange fees and assessments charged by the credit card associations and payment networks, which are pass-through charges collected on behalf of the card issuers and payment networks.

Under our managed service agreements, the Company provides various forms of services, including monitoring, cash management, cash delivery, customer service, on-screen advertising, processing and other services, under one contract package. The Company typically receives a monthly service fee, fee per transaction, or fee per service provided in return for providing the agreed-upon services. The managed services fees are recognized as the related services are provided to the customers.

The Company also recognizes revenue related to branding arrangements and providing access to the Company’s surcharge-free network and equipment. Customers may be charged on a per transaction basis or a fixed monthly fee. Under these arrangements, the Company is providing a series of distinct services with similar patterns of transfer to the customer. As a result, these arrangements create performance obligations that are satisfied over-time for which the Company has a right to consideration that corresponds directly with the value of the Company’s performance completed to date. In conjunction with these arrangements, the Company recognizes revenue in the amount that it has a right to receive using the 'as invoiced' practical expedient described above. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer, except for transaction-based fee arrangements which are recognized daily as the transactions are processed. Any up-front fees associated with these arrangements are recognized ratably over the life of the arrangement.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.7 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months, but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made three elections which affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less. Additionally, we do not disclose remaining performance obligations for contracts where we recognize revenue from the satisfaction of the performance obligation in accordance with the 'right to invoice' practical expedient.

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

Stock-based Compensation Stock-based compensation represents the costs related to share-based awards granted to employees and non-employee directors. The Company’s outstanding stock-based compensation awards are classified as equity. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the requisite service period. Forfeitures are recognized as they occur. See Note 8, “Stock Compensation Plans”, for further information on NCR’s stock-based compensation plans.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

such interest and penalties would be applicable under relevant tax law and until such time that the related tax benefits are recognized.

Earnings Per Share Basic earnings per share (“EPS”) is calculated by dividing net income or loss attributable to NCR, less any dividends (declared or cumulative undeclared), deemed dividends, accretion or decretion, redemption or induced conversion on our Series A Convertible Preferred Stock, by the weighted average number of shares outstanding during the reported period.

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

The holders of Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not qualify as participating securities. See Note 8, “Stock Compensation Plans”, for share information on NCR’s stock compensation plans.

The components of basic earnings (loss) per share are as follows:

In millions, except per share amounts	Year ended December 31
	2021	2020	2019
Numerator:
Income (loss) from continuing operations	$97	$(7)	$614
Series A convertible preferred stock dividends	(16)	(31)	(110)
Net income (loss) from continuing operations attributable to NCR common stockholders	81	(38)	504
Loss from discontinued operations, net of tax	—	(72)	(50)
Net income (loss) attributable to NCR common stockholders	$81	$(110)	$454

Denominator:
Basic weighted average number of shares outstanding	131.2	128.4	122.1

Basic earnings (loss) per share:
From continuing operations	$0.62	$(0.30)	$4.13
From discontinued operations	—	(0.56)	(0.41)
Total basic earnings (loss) per share	$0.62	$(0.86)	$3.72

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The components of diluted earnings (loss) per share are as follows:

In millions, except per share amounts	Year ended December 31
	2021	2020	2019
Numerator:
Income (loss) from continuing operations	$97	$(7)	$614
Series A convertible preferred stock dividends	(16)	(31)	(76)
Net income (loss) from continuing operations attributable to NCR common stockholders	81	(38)	538
Loss from discontinued operations, net of tax	—	(72)	(50)
Net income (loss) attributable to NCR common stockholders	$81	$(110)	$488

Denominator:
Basic weighted average number of shares outstanding	131.2	128.4	122.1
Dilutive effect of as-if Series A Convertible Preferred Stock	—	—	19.5
Dilutive effect of stock options and restricted stock units	7.8	—	3.6
Weighted average diluted shares	139.0	128.4	145.2

Diluted earnings (loss) per share:
From continuing operations	$0.58	$(0.30)	$3.71
From discontinued operations	—	(0.56)	(0.35)
Total diluted earnings (loss) per share	$0.58	$(0.86)	$3.36

For 2021, the weighted average outstanding shares of common stock were not adjusted by 9.2 million for the as-if converted Series A Convertible Preferred Stock because the effect would be anti-dilutive. Additionally, for 2021, weighted average restricted stock units and stock options of 4.7 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For 2020, due to the net loss attributable to NCR common stockholders, potential common shares that would cause dilution, such as Series A Convertible Preferred Stock, restricted stock units and stock options, were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 9.1 million for the as-if converted Series A Convertible Preferred Stock because the effect would have been anti-dilutive. Refer to Note 12, “Series A Convertible Preferred Stock”, for additional discussion related to the transaction impacting the Series A Convertible Preferred Stock. Additionally, for 2020, weighted average restricted stock units and stock options of 11.2 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For 2019, it is more dilutive to assume the portion of the Series A Convertible Preferred Stock that was redeemed was not converted to common stock. Therefore, weighted average outstanding shares of common stock were not adjusted by 5.7 million for the as-if converted Series A Convertible Preferred Stock that was redeemed because the effect would have been anti-dilutive. Refer to Note 12, “Series A Convertible Preferred Stock”, for additional discussion related to the transaction impacting the Series A Convertible Preferred Stock. Additionally, for 2019, weighted average restricted stock units and stock options of 4.3 million were excluded from the diluted share count because their effect would have been anti-dilutive.

Cash, Cash Equivalents, and Restricted Cash All short-term, highly liquid investments having original maturities of three months or less, including time deposits, are considered to be cash equivalents. The Company has restricted cash on deposit with a bank as collateral for letters of credit, funds held for clients as well as cash included in settlement processing assets.

The reconciliation of cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows is as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	Balance Sheet Location	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	Cash and cash equivalents	$447	$338	$509
Long term restricted cash	Other assets	7	9	7
Funds held for client	Restricted cash	48	44	32
Cash included in settlement processing assets	Restricted cash	247	15	15
Total cash, cash equivalents and restricted cash		$749	$406	$563

ATM Cash Management Program The acquired Cardtronics business includes the operation of ATMs under Company-owned ATM placements, merchant-owned ATM placements, and managed services. The Company relies on arrangements with various banks to provide the cash that it uses to fill its Company-owned, and in some cases merchant-owned and managed services ATMs. The Company refers to such cash as “vault cash”. The Company pays a monthly rental fee based on the average outstanding vault cash balance, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the ATMs. At all times, beneficial ownership of the cash is retained by the vault cash providers and the Company has no right or access to the cash except for the ATMs that are serviced by the Company's wholly-owned cash-in-transit operations in the United Kingdom. While the United Kingdom cash-in-transit operations have physical access to the cash loaded in the ATMs, beneficial ownership of that cash remains with the vault cash provider at all times. The Company's vault cash arrangements expire at various times through December 2025. Based on the foregoing, the ATM vault cash, and the related obligations, are not reflected in the consolidated financial statements. The average outstanding vault cash balance in the Company's ATMs for the year ended December 31, 2021 was approximately $4.4 billion.
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
Our allowance for credit losses as of December 31, 2021 and December 31, 2020 was $24 million and $51 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable, risks to specific industries or countries, as well as the COVID-19 pandemic, and adjust the reserves accordingly. For the years ending, December 31, 2021 and December 31, 2020, our allowance for credit losses charged to expense was $2 million and $33 million, respectively. We increased our allowance for credit losses for the year ended December 31, 2020 by $10 million based upon forecasts that reflected increased economic uncertainty resulting from the COVID-19 pandemic. The Company recorded $29 million and $26 million of write-offs against the reserve for the years ending December 31, 2021 and December 31, 2020, respectively.

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

Contract Assets and Liabilities Contract assets include unbilled amounts where the right to payment is not solely subject to the passage of time. Amounts may not exceed their net realizable value. Contract liabilities consist of advance payments, billings in excess of revenue recognized and deferred revenue.

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. If the net position is a contract asset, the current portion is included in Other current assets and the non-current portion is

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

included in Other assets in the Consolidated Balance Sheet. If the net position is a contract liability, the current portion is included in Contract liabilities and the non-current portion is included in Other liabilities in the Consolidated Balance Sheet.

The following table presents the net contract asset and contract liability balances:

In millions	Location in the Consolidated Balance Sheet	December 31, 2021	December 31, 2020
Current portion of contract liabilities	Contract liabilities	$516	$507
Non-current portion of contract liabilities	Other liabilities	$69	$80

During the twelve months ended December 31, 2021 and 2020, the Company recognized $447 million and $407 million, respectively, in revenue that was included in contract liabilities as of December 31, 2020 and 2019, respectively.

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

Settlement Processing Assets and Obligations Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants and, for ATM transactions, between card issuers and merchants or financial institutions. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds in either direction between the sponsoring bank and card issuing bank to complete the link between merchants or financial institutions and card issuers. In certain of our processing arrangements, merchant funding occurs after the sponsoring bank or the Company receives the funds from the card issuer through the card networks, creating a settlement obligation to the merchant or financial institution on the Company’s Consolidated Balance Sheet. In a limited number of other arrangements, the sponsoring bank funds the merchants before it receives the net settlement funds from the card networks, creating a settlement asset on the Company’s Consolidated Balance Sheet. Additionally, relative to credit card transactions, certain of the Company’s sponsoring banks collect the gross revenue from the merchants, pay the interchange fees and assessments to the credit card associations, collect their fees for processing and pay the Company a net residual payment representing the Company’s fees for the services. In these instances, the Company does not reflect the related settlement processing assets and obligations in its Consolidated Balance Sheet.

Settlement processing assets consist of settlement assets due from customers and receivables from merchants corresponding to the discount fee related to reimbursement of the interchange expense, our receivables from the processing bank or Electronic Funds Transfer (“EFT”) network for transactions that have occurred and have been funded to merchants or financial institutions in advance of receipt of card association funding, restricted cash balances that are not yet due to merchants or financial institutions, merchant reserves held, sponsoring bank reserves and exception items, such as customer chargeback amounts receivable from merchants. Settlement processing obligations consist primarily of merchant reserves, our liability to the processing bank or merchant for transactions for which we have received funding from the members or networks but have not funded merchants or financial institutions as well as certain exception items. Settlement processing assets other than restricted cash are recorded within Other current assets and settlement processing liabilities are recorded within Settlement liabilities in the Consolidated Balance Sheet. Cash related to settlement processing is recorded within Restricted cash in the Consolidated Balance Sheet. As of December 31, 2021 and 2020, settlement processing assets were $287 million and $33 million, respectively, and settlement processing liabilities were $263 million and $31 million, respectively. Settlement receivables are generally collected within four business days. Settlement obligations are generally paid within three business days, regardless of when the related settlement receivables are collected.

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

The following table identifies the activity relating to total capitalized software:

In millions	2021	2020	2019
Beginning balance as of January 1	$442	$413	$325
Capitalization	242	232	238
Amortization	(185)	(171)	(148)
Impairment	(24)	(32)	(2)
Ending balance as of December 31	$475	$442	$413

During the year ended December 31, 2021 and 2020, we recorded the write-off of certain internal and external-use software capitalization projects that are no longer considered strategic and as a result, the projects have been abandoned.

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

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If, under the quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth, operating income margin and discount rate. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (“GPC”) method which is based on earnings multiple data. We perform a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium. Refer to Note 2, “Goodwill and Purchased Intangible Assets”, for further discussion.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Property, Plant and Equipment Property, plant and equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $140 million, $88 million, and $79 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Also reported in property and equipment are ATMs and the associated equipment the Company has acquired for future installation or has temporarily removed from service and plans to re-deploy. Significant refurbishment costs that extend the useful life of an asset, or enhance its functionality, are capitalized and depreciated over the estimated remaining life of the improved asset. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Maintenance costs are expensed as incurred.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Refer to Note 2, “Goodwill and Purchased Intangible Assets”, for further discussion.

Leasing The Company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and the Company has the right to control the asset.

Lessee We lease property, vehicles and equipment under operating and financing leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. Leases with a lease term of 12 months or less at inception are not recorded on our Consolidated Balance Sheet and are expensed on a straight-line basis over the lease term in our Consolidated Statement of Operations. Our leases may include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our incremental borrowing rate is based on a credit-adjusted risk-free rate at commencement date, which best approximates a secured rate over a similar term of lease. Additionally, we do not separate lease and non-lease components for any asset classes, except for those leases embedded in certain service arrangements. Fixed and in-substance fixed payments are included in the recognition of the operating and financing assets and lease liabilities, however, variable lease payments, other than those based on a rate or index, are recognized in the Consolidated Statements of Operations in the period in which the obligation for those payments is incurred. The Company’s variable lease payments generally relate to payments tied to various indices, non-lease components and payments above a contractual minimum fixed payment.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

impact to the amount of pension, postretirement or postemployment benefits expense, and the related assets and liabilities, the Company has recorded or may record.

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws, regulations, and standards including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws, among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes that the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River and Kalamazoo River environmental matters discussed in Note 10, “Commitments and Contingencies”, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2021 cannot currently be reasonably determined or are not currently considered probable.

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

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company has designated the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments designated as fair value hedges, the effective portion of the hedge is recorded as an offset to the change in the fair value of the hedged item, and the ineffective portion of the hedge, if any, is recorded in the Consolidated Statement of Operations. For derivative instruments designated as cash flow hedges and determined to be highly effective, the gains or losses are deferred in Other comprehensive income and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), gains and losses are recorded in the currency translation adjustment component of Accumulated other comprehensive loss. Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow or fair value hedges, are recognized in Other income (expense), net as exchange rates change.

Fair Value of Assets and Liabilities Fair value is defined as an exit price, representing an amount that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

date. As such, fair value is a market-based measurement determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance prioritizes the inputs used to measure fair value into the following three-tier fair value hierarchy:

•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities
•Level 2: Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs, other than quoted prices in active markets, that are observable either directly or indirectly
•Level 3: Unobservable inputs for which there is little or no market data

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

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

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

In October 2021, the FASB issued an accounting standards update with new guidance for contract assets and contract liabilities acquired in a business combination. The new guidance requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The accounting standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

date. The adoption of this accounting standards update is not expected to have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

Adoption of New Accounting Pronouncements

In July 2021, the FASB issued an accounting standards update with new guidance for lessors with lease contracts that have variable lease payments. Under the new guidance, a lease which includes variable lease payments which do not depend on a reference index or rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing are now to be classified as operating. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The accounting standards update was adopted using the transition guidance of early application and we will apply the standard prospectively to all new hardware arrangements where NCR is the lessor. The adoption of the accounting standard did not have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

2. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of December 31, 2021, 2020, and 2019 are included in the tables below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2020						December 31, 2021
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,772	$(101)	$1,671	$1,639	$—	$—	$3,411	$(101)	$3,310
Retail	643	(34)	609	37	—	(2)	678	(34)	644
Hospitality	404	(23)	381	11	—	(3)	412	(23)	389
T&T	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$3,006	$(169)	$2,837	$1,687	$—	$(5)	$4,688	$(169)	$4,519

	December 31, 2019						December 31, 2020
In millions	Goodwill	Accumulated Impairment Losses	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment Losses	Total
Banking	$1,774	$(101)	$1,673	$—	$—	$(2)	$1,772	$(101)	$1,671
Retail	638	(34)	604	—	—	5	643	(34)	609
Hospitality	402	(23)	379	1	—	1	404	(23)	381
T&T	187	(11)	176	—	—	—	187	(11)	176
Total goodwill	$3,001	$(169)	$2,832	$1	$—	$4	$3,006	$(169)	$2,837

As discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”, NCR completed the annual goodwill impairment test during the fourth quarter of 2021. The Company elected to perform a qualitative assessment for the Banking, Retail, Hospitality, and Telecommunications & Technology (“T&T”) reporting units. This assessment included consideration of the impacts of the COVID-19 pandemic to the current year cash flows, the potential impacts to future cash flows as well as the excess of the fair value over the carrying value from the prior year annual assessment. Based on the qualitative assessments completed, it was determined that the fair value of the Banking, Retail, Hospitality, and T&T reporting units were substantially in excess of the carrying value. However, if the actual results differ from our expectations for any of our reporting units, there is a possibility we would have to perform an interim impairment test in 2022, which could lead to an impairment of goodwill or other assets.

Identifiable Intangible Assets NCR's purchased intangible assets, reported in Intangibles, net in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	Amortization Period (in Years)	December 31, 2021		December 31, 2020
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$1,126	$(391)	$740	$(324)
Intellectual property	2 - 8	1,008	(474)	531	(418)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	130	(83)	77	(74)
Total identifiable intangible assets		$2,353	$(1,037)	$1,437	$(905)

Amortization expense related to identifiable intangible assets was $132 million and $81 million for the years ended December 31, 2021 and 2020, respectively. The aggregate estimated amortization expense for identifiable intangible assets for the following periods is:

	For the years ended December 31 (estimated)
In millions	2022	2023	2024	2025	2026
Amortization expense	$172	$168	$159	$147	$136

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

3. BUSINESS COMBINATIONS AND DIVESTITURES

2021 Acquisitions

Acquisition of Cardtronics plc

On January 25, 2021, NCR entered into a definitive agreement to acquire all outstanding shares of Cardtronics for $39.00 per share (the “Cardtronics Transaction”). The legal closing of the Cardtronics Transaction occurred on June 21, 2021.

Cardtronics is the world's largest non-bank ATM operator and service provider, enabling cash transactions by converting digital currency into physical cash at over 285,000 ATMs across 10 countries in North America, Europe, Asia-Pacific, and Africa. The Cardtronics Transaction is expected to accelerate our NCR-as-a-service strategy and enhance our ability to provide technology solutions and capabilities that run our customers’ businesses.

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

The preliminary allocation of the purchase price for Cardtronics is as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	Fair Value
Assets acquired
Cash and restricted cash	$291
Trade accounts receivable	85
Prepaid expenses, other current assets and other assets	194
Property, plant and equipment	362
Estimated acquisition-related intangible assets	864
Total assets acquired	$1,796

Liabilities assumed	726
Net assets acquired, excluding goodwill	1,070
Total purchase consideration	2,674
Estimated goodwill	$1,604

We recorded a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of June 21, 2021. In determining the provisional fair value, the Company utilized various methods of the income, cost, and market approaches depending on the asset or liability being fair valued. The estimation of fair value required significant judgment related to future net cash flows (including revenue growth rate, EBITDA margins, and customer attrition), discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables, and other factors. Inputs were generally determined by taking into account historical data (supplemented by current and anticipated market conditions) and growth rates.

Direct customer relationships and technology - software were valued using an excess earnings method. Significant assumptions used in the discounted cash flow analysis for (i) direct customer relationships were the revenue growth rate, customer attrition rate, and discount rate, and (ii) technology - software were the revenue growth rate, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and discount rate. The valuation of assets acquired and liabilities assumed is subject to revision. If additional information becomes available, the company may further revise the purchase price allocation as soon as practical, but no later than one year from the acquisition date; however, material changes are not excepted.

Goodwill represents the future economic benefits arising from other assets acquired that could not be separately recognized. The goodwill arising from the acquisition consists of revenue and cost synergies expected from combining the operations of NCR and Cardtronics. It is expected that approximately $139 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Banking segment. Refer to Note 2, “Goodwill and Purchased Intangible Assets”, for the carrying amounts of goodwill by segment as of December 31, 2021.

The following table sets forth the components of the intangible assets acquired as of the acquisition date:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	Fair Value	Weighted Average Amortization Period (1)
	(In millions)	(In years)
Direct customer relationships	$373	15
Technology - Software	441	8
Non-compete	1	1
Tradenames	49	4
Total acquired intangible assets	$864

(1) Determination of the weighted average period of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

In connection with the closing of the acquisition, the Company incurred transaction costs of $46 million for the year ended December 31, 2021, which has been included within Selling, general and administrative expenses in the Consolidated Statement of Operations. Refer to Note 5, “Debt Obligations”, for additional discussion on fees incurred related to the financing for the Cardtronics Transaction.

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and Cardtronics for the year ended December 31, 2021 and for the year ended December 31, 2020. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The Consolidated Statements of Operations includes Cardtronics revenue of $627 million and income from continuing operations before income taxes of $39 million, which includes the impact of purchase accounting adjustments, for the period from June 21, 2021 through December 31, 2021.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2020, are as follows:

In millions	For the year ended December 31
	2021	2020
Revenue	$7,634	$7,210
Net income (loss) attributable to NCR	$286	$(216)

The unaudited pro forma results for the year ended December 31, 2021 include:
•$53 million in eliminated intercompany revenue and cost between NCR and Cardtronics;
•$25 million, net of tax, in additional amortization expense for acquired intangible assets;
•$87 million, net of tax, in eliminated transaction costs as if those costs were incurred prior to 2021; and
•$35 million, net of tax, in additional interest expense from the incremental borrowings under the senior secured credit facility as well as the 5.125% senior notes.

The unaudited pro forma results for the year ended December 31, 2020 include:
•$91 million in eliminated intercompany revenue and cost between NCR and Cardtronics;
•$51 million, net of tax, in additional amortization expense for acquired intangible assets;
•$65 million, net of tax, of transaction costs as if those costs were incurred in the period; and
•$79 million, net of tax, in additional interest expense from the incremental borrowings under the senior secured credit facility as well as the 5.125% senior notes.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Acquisition of Freshop, Terafina, & Dumac

In the first quarter of 2021, NCR completed acquisitions for total cash consideration of $126 million, as outlined below:

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

•On February 5, 2021, NCR completed its acquisition of Terafina, Inc. (“Terafina”), a leading solution provider for customer account opening and onboarding across digital, branch and call center channels. The Terafina acquisition further expands NCR sales and marketing capabilities in its industry-leading digital-first-banking platform to drive revenue growth across consumer and business market segments. As a result of the acquisition, Terafina became a wholly owned subsidiary of NCR.

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

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the respective acquisitions as set forth below. The allocation of the purchase price are provisional as of December 31, 2021 and may be subject to future adjustments as the Company obtains additional information to finalize the accounting for the business combinations. The allocation of the purchase prices is as follows:

In millions	Fair Value
Cash acquired	$2
Tangible assets acquired	7
Acquired intangible assets other than goodwill	52
Acquired goodwill	81
Deferred tax liabilities	(3)
Liabilities assumed	(13)
Total purchase consideration	$126

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisitions consists of revenue and cost synergies expected from combining the operations of NCR and the respective acquisitions. It is expected that $9 million of the goodwill recognized in connection with the acquisitions will be deductible for tax purposes. The goodwill arising from the Freshop acquisition has been allocated to our Retail segment. The goodwill arising from the Terafina acquisition has been allocated to our Banking segment. The goodwill arising from the Dumac acquisition has been allocated to our Hospitality segment. Refer to Note 2, “Goodwill and Purchased Intangible Assets”, for the carrying amounts of goodwill by segment.

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

The operating results of Freshop, Terafina, and Dumac have been included within NCR's results as of the closing dates of the acquisitions. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as the acquisitions did not have a material impact on the Company's Consolidated Statements of Operations.

2020 Acquisition

Acquisition of Origami

On June 6, 2019, our subsidiary, NCR Brasil Ltda. (“NCR Brasil”) entered into a definitive agreement with OKI Electric Industry Co., Ltd. and its Brazilian subsidiary, OKI Brasil Industria e Comércio de Produtos e Tecnologia em Automação S.A. (“OKI Brasil”), to purchase OKI Brasil's IT services and select software assets for use in the banking, retail and other industries. Neither OKI Brasil's manufacturing operations nor its printing business in Brazil were included in the acquisition. On April 9, 2020, NCR Brasil completed this acquisition through the purchase of 100% of the quotas of Origami Brasil Tecnologia e Serviços em Automação Ltda. (“Origami”), which became a wholly-owned subsidiary of NCR Brasil. The purchase price was approximately $5 million, of which $2 million is payable in cash within two years of the acquisition date, subject to certain conditions, and the remaining $3 million is payable in cash within six years of the acquisition date, subject to purchase price adjustments.

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

2019 Acquisitions

Acquisition of D3 Technology, Inc.

On July 1, 2019, NCR completed its acquisition of D3 Technology, Inc. (“D3”), a leading provider of online and mobile banking for the Large Financial Institution market, for approximately $84 million, of which $83 million was paid in cash in 2019. The remaining $1 million was payable within 12 months from the date of acquisition and paid in 2020. The D3 acquisition further expands our digital banking strategy as we extend our market share in large domestic banks and international banks. As a result of the acquisition, D3 became a wholly-owned subsidiary of NCR.

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

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisition consists of revenue synergies expected from combining the operations of NCR and D3. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Banking segment. Refer to Note 2, “Goodwill and Purchased Intangible Assets”, for the carrying amounts of goodwill by segment.

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

Acquisition of Zynstra Ltd.

On December 21, 2019, NCR completed its acquisition of Zynstra, Ltd. (“Zynstra”), a leading provider of edge virtualization technology, for approximately $134 million, of which $112 million was paid in cash. In 2020, approximately $20 million was paid and the remaining $2 million was payable as of December 31, 2021. The Zynstra acquisition further expands our digital retail strategy as we further enhance our next generation store architecture. As a result of the acquisition, Zynstra became a wholly-owned subsidiary of NCR.

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

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisition consists of revenue and cost synergies expected from combining the operations of NCR and Zynstra. It is expected that none of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Retail segment. Refer to Note 2, “Goodwill and Purchased Intangible Assets”, for the carrying amounts of goodwill by segment.

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

4. SEGMENT INFORMATION AND CONCENTRATIONS

The Company manages and reports its business in the following segments:

•Banking - We offer solutions to customers in the financial services industry that power their digital transformation through software, services and hardware to deliver differentiated experiences for their customers and improve efficiency for the financial institution. NCR's digital banking solutions enable anytime-anywhere convenience for a

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

financial institution’s consumer and business customers. Our account opening software unifies the sales and onboarding experience across digital, branch and call center channels for mid-market community banks and credit unions. We also help institutions implement their digital-first platform strategy by providing solutions for banking channel services, transaction processing, imaging, and branch services. We offer credit unions, banks, digital banks, Fintechs, stored-value debit card issuers, and other consumer financial services providers access to our Allpoint retail-based ATM network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders. We also provide branding opportunities for financial institutions on our extensive ATM network, providing a cost-effective way for banks to expand their presence and customer service and experience. Our managed services and ATM-as-a-Service help banks run their end-to-end ATM channel, including transaction processing, managing cash and cash delivery, supplies, and telecommunications as well as routine and technical maintenance, positioning NCR as a strategic partner. We augment these solutions by offering a full line of software, services and hardware.
•Retail - We offer software-led solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions are designed to improve operational efficiency, selling productivity, customer satisfaction and purchasing decisions; provide secure checkout processes and payment systems; and increase service levels. Solutions include retail-oriented technologies such as comprehensive API-point of sale retail software platforms and applications, SCO, other hardware terminals and peripherals, payment processing solutions, consumer engagement solutions like eCommerce and loyalty, along with the necessary consulting, implementation, support and managed services to meet our customers' needs.
•Hospitality - We offer technology solutions to customers in the hospitality industry, including table-service, quick-service and fast casual restaurants of all sizes, that are designed to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. Our portfolio includes cloud-based and cloud-enabled software applications for point-of-sale, back office, payment processing, kitchen production, restaurant management, eCommerce and consumer marketing and loyalty. We also provide hospitality-oriented hardware products such as POS terminals, kitchen display systems, handheld devices, printers and peripherals. Finally, we help reduce the complexities of running the restaurant through our services capabilities including strategic consulting, technology deployment and implementation, support and managed services.
•Telecommunications & Technology - We offer managed network and infrastructure services to enterprise clients across all industries via direct relationships with communications service providers and technology manufacturers. Our customers rely on us as a strategic partner to help them reduce complexity, improve cost efficiency, and enable global geographical reach. We deliver expert professional, field, and remote services for modern network technologies including Software-Defined Wide Area Networking, Network Functions Virtualization, Wireless Local Area Networks, Optical Networking, and Cloud Computing.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenue and adjusted EBITDA. The Company previously evaluated the performance of the segments based on segment operating income. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles and restructuring charges, among others. The special items are considered non-operational so are excluded from the adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported GAAP net income (loss) from operations attributable to NCR.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following table presents revenue and adjusted EBITDA by segment for the years ended December 31:

In millions	2021	2020	2019
Revenue by segment
Banking	$3,730	$3,098	$3,512
Retail	2,281	2,080	2,217
Hospitality	848	684	843
T&T	297	345	343
Consolidated revenue	$7,156	$6,207	$6,915
Adjusted EBITDA by segment
Banking	$777	$546	$663
Retail	322	255	262
Hospitality	117	73	115
T&T	40	39	57
Corporate and Other	(12)	(17)	(39)
Total Adjusted EBITDA	$1,244	$896	$1,058

The following table reconciles net income (loss) from continuing operations to adjusted EBITDA for the years ended December 31:

In millions	2021	2020	2019
Net Income (Loss) from Continuing Operations Attributable to NCR (GAAP)	$97	$(7)	$614
Transformation and restructuring costs	66	234	58
Acquisition-related amortization of intangibles	132	81	86
Acquisition-related costs	98	(6)	3
Pension mark-to-market adjustments	(118)	34	75
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	357	275	232
Loss on debt extinguishment	42	20	—
Interest expense	238	218	197
Interest income	(8)	(8)	(4)
Internal reorganization & IP transfer	—	—	(37)
Income tax expense (benefit)	186	(53)	(273)
Stock-based compensation expense	154	108	107
Adjusted EBITDA (Non-GAAP)	$1,244	$896	$1,058

The following table presents recurring revenue and all other products and services that is recognized at a point in time for NCR for the years ended December 31:

In millions	2021	2020	2019
Recurring revenue (1)	$4,166	$3,338	$3,182
All other products and services	2,990	2,869	3,733
Total revenue	$7,156	$6,207	$6,915

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2021	%	2020	%	2019	%
Revenue by Geographic Area
United States	$3,632	51%	$3,065	49%	$3,481	50%
Americas (excluding United States)	723	10%	617	10%	693	10%
Europe, Middle East and Africa	1,883	26%	1,679	27%	1,843	27%
Asia Pacific	918	13%	846	14%	898	13%
Total revenue	$7,156	100%	$6,207	100%	$6,915	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2021	2020
Property, plant and equipment, net
United States	$429	$244
Americas (excluding United States)	26	14
Europe, Middle East and Africa	197	75
Asia Pacific	51	40
Consolidated property, plant and equipment, net	$703	$373

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue and accounts receivable as of and for the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021, 2020, and 2019, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2021		December 31, 2020
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$56	2.63%	$8	2.65%
Other (1)	1	2.13%	—	—%
Total short-term borrowings	$57		$8
Long-Term Debt
Senior Secured Credit Facility:
Term loan facilities (1)	$1,884	2.63%	$733	2.65%
Revolving credit facility (1)	380	2.36%	75	2.40%
Senior Notes:
8.125% Senior Notes due 2025	—		400
5.750% Senior Notes due 2027	500		500
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		—
6.125% Senior Notes due 2029	500		500
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(60)		(40)
Other (1)	1	6.62%	2	7.68%
Total long-term debt	$5,505		$3,270
(1)    Interest rates are weighted average interest rates as of December 31, 2021 and 2020.

Senior Secured Credit Facility On February 4, 2021, the Company entered into a fourth amendment to the Senior Secured Credit Facility, and, on February 16, 2021 the Company entered into (a) an amended and restated commitment letter (the “Commitment Letter”), with certain financial institutions party thereto (collectively, the “Commitment Parties”), (b) an incremental term loan A facility agreement (the “Incremental Term Agreement”) with the financial institutions party thereto as lenders, NCR International, Inc. (the “Guarantor Subsidiary”), and JPMorgan Chase Bank N.A., as the administrative agent (in such capacity, the “Administrative Agent”) and (c) an incremental revolving facility agreement (the “Incremental Revolving Agreement”) with certain financial institutions party thereto as lenders, the Guarantor Subsidiary, certain of the subsidiaries of NCR as borrowers (collectively, the “Foreign Borrowers”) and the Administrative Agent.

Pursuant to the Commitment Letter, the Company obtained commitments for a senior bridge facility (which was intended to be secured, but a portion of which may have been unsecured) in an aggregate principal amount of $1.0 billion (the “Bridge Facility”). The Bridge Facility would have been available to the Company for the purpose of financing the Cardtronics Transaction if, and to the extent, certain securities offerings were not issued on or prior to the closing of the Cardtronics Transaction. As noted below, on April 6, 2021, the Company issued $1.2 billion aggregate principal amount of 5.125% senior notes due 2029 (the “5.125% Notes”) which financed a portion of the purchase price consideration in connection with the Cardtronics Transaction. As a result, the commitments with respect to the Bridge Facility were terminated.

Pursuant to the Incremental Term Agreement, the Company obtained a senior secured incremental term loan A facility under the Senior Secured Credit Facility, in an aggregate principal amount of $1.505 billion (the “TLA Facility”). The senior secured credit facility also includes a senior secured term loan B facility (the “TLB Facility”) in an aggregate principal amount of $750 million.

Pursuant to the Incremental Revolving Agreement, the lenders party thereto provided the Company and the Foreign Borrowers with a $1.1 billion revolving credit facility under the Senior Secured Credit Facility to replace the Company’s existing senior secured revolving credit facility. The revolving credit facility also allows a sub-facility to be used for letters of credit, and, as of December 31, 2021, outstanding letters of credit were $26 million.

On June 24, 2021 (the “Conversion Effective Date”), the Company entered into an Incremental Revolving Facility Agreement (TLA-2 Conversion) (the “Incremental Revolving Conversion Agreement”), with the Guarantor Subsidiary and the Foreign Borrowers, the lenders party thereto and the Administrative Agent. Pursuant to the Incremental Revolving Conversion

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

As a result, the aggregate principal amount under the TLA Facility is $1.305 billion and under the revolving credit facility is $1.3 billion. As of December 31, 2021, the term loan facilities (the TLA Facility and the TLB Facility) under the Senior Secured Credit Facility have an aggregate principal amount of $2.055 billion, of which $1.94 billion was outstanding. Additionally, as of December 31, 2021, there was $380 million outstanding under the revolving credit facility. Our borrowing capacity under our senior secured credit facility was $894 million at December 31, 2021.

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

Amounts covered under the Revolving Credit Facility and the TLA Facility bear interest at LIBOR (or, in the case of amounts denominated in Euros, EURIBOR), or, at our option, in the case of amounts denominated in U.S. Dollars, at a base rate equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the rate of interest last quoted by the Wall Street Journal as the “prime rate”, (iii) the one-month LIBOR rate plus 1.00%, and (iv) 0.00% per annum (the “Base Rate”), plus, in each case, a margin ranging from 1.25% to 2.75% per annum for LIBOR-based and EURIBOR-based loans under such facilities and ranging from 0.25% to 1.75% per annum for Base Rate-based loans under such facilities, in each case, depending on our consolidated leverage ratio. Prior to the delivery of our financial statements for the fiscal quarter ended September 30, 2021, the applicable margin was 2.50% for LIBOR-based and EURIBOR-based loans under such facilities and 1.50% for Base Rate-based loans under such facilities. Amounts borrowed under the TLB Facility bear interest at LIBOR or, at our option, at the Base Rate, plus, in each case, a margin of 2.50% per annum for LIBOR-based loans and 1.50% per annum for Base Rate-based loans. The Amended and Restated Credit Agreement contains customary LIBOR and EURIBOR replacement provisions. The daily unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.15% to 0.45% per annum, depending on our consolidated leverage ratio.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

For the year ended December 31, 2021, the Company incurred financing fees of $19 million related to certain structuring and commitment fees as a result of the above referenced financing transactions entered into during the first quarter of 2021.

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

Senior Unsecured Notes On August 21, 2019, the Company issued $500 million aggregate principal amount of 5.750% senior unsecured notes due in 2027 (the “5.750% Notes”). The 5.750% Notes were sold at 100% of the principal amount with a maturity date of September 1, 2027. The 5.750% Notes were issued without registration rights. The Company has the option to redeem the 5.750% Notes, in whole or in part, at any time on or after September 1, 2022, at a redemption price of 102.875%, 101.438%, and 100% during the 12-month periods commencing on September 1, 2022, 2023 and 2024 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. Prior to September 1, 2022, the Company may redeem the 5.750% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the redemption date.

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

On August 20, 2020, the Company issued $650 million aggregate principal amount of 5.000% senior unsecured notes due in 2028 (the “5.000% Notes”) and $450 million aggregate principal amount of 5.250% senior unsecured notes due in 2030 (the “5.250% Notes”). Interest is payable on the 5.000% and 5.250% Notes semi-annually in arrears at interest rates of 5.000% and 5.250%, respectively, on April 1 and October 1 of each year beginning April 1, 2021. The 5.000% and 5.250% Notes were sold at 100% of the principal amount and with maturity dates of October 1, 2028 and October 1, 2030, respectively.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

On or after April 15 of the relevant year listed below, the Company may redeem some or all of the 5.125% Notes at the prices listed below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date): 2024 at a redemption price of 102.563%, 2025 at a redemption price of 101.281% and 2026 and thereafter at a redemption price of 100%.

The 5.125% Notes contains customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary high yield affirmative and negative covenants, including negative covenants that, among other things, limit the

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

On August 12, 2021 (the “Redemption Date”), the $400 million 8.125% Notes were redeemed, at a redemption premium of 109.136% of the aggregate principal amount. As part of the debt extinguishment, we recognized a loss of $42 million, which includes the write-off of deferred financing fees of $5 million and a cash redemption premium of $37 million.

On September 19, 2020, the Company redeemed all of its outstanding $600 million aggregate principal amount of 5.000% senior unsecured notes due in 2022 and $700 million aggregate principal amount of 6.375% senior unsecured notes due in 2023. The 5.00% notes were redeemed at 100% plus accrued and unpaid interest. The 6.375% notes were redeemed at a premium of 102.125% plus accrued and unpaid interest. As a part of the debt extinguishment, we recognized a loss of $20 million, which includes the write-off of deferred financing fees of $5 million and a cash redemption premium of $15 million.

Trade Receivables Securitization Facility In November 2014, the Company established a revolving trade receivables securitization facility (the “T/R Facility”) with PNC Bank, National Association (“PNC”) as the administrative agent, and various lenders. The T/R Facility, as amended in November 2019, provided for up to $300 million in funding based on the availability of eligible receivables and other customary factors and conditions, of which none was outstanding as of December 31, 2020. On September 30, 2021, the principal agreements for the T/R Facility were amended and restated to allow the Company's wholly-owned, bankruptcy remote subsidiary NCR Receivables LLC (the “U.S. SPE”) to sell to PNC and the other financial institutions participating in the T/R Facility an undivided ownership interest in a portion of the trade receivables owned by the U.S. SPE. In connection with this amendment and restatement, the U.S. SPE repaid in full its outstanding indebtedness under the T/R Facility and agreed to terminate and replace the lending commitments of PNC and the other financial institutions thereunder with commitments to purchase the U.S. SPE's trade receivables. Refer to Note 6, “Trade Receivables Facility”, for more information.

Debt Maturities Maturities of debt outstanding, in principal amounts, at December 31, 2021 are summarized below:

		For the years ended December 31
In millions	Total	2022	2023	2024	2025	2026	Thereafter
Debt maturities	$5,622	$57	$106	$486	$105	$1,568	$3,300

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of December 31, 2021 and 2020 was $5.74 billion and $3.49 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

6. TRADE RECEIVABLES FACILITY

On September 30, 2021, the Company and its wholly-owned United States bankruptcy-remote special purpose entity (“SPE”) amended and restated the principal agreements for the T/R Facility. The amended and restated agreements add the trade receivables originated by certain United States and Canadian subsidiaries of the Company to the T/R Facility. Furthermore, the amended and restated agreements enable the U.S. SPE to, from time to time, sell short-term trade receivables from certain customer trade accounts to PNC and the other unaffiliated purchasers on a revolving basis. The T/R Facility has a term of two years, which the Company and the U.S. SPE intend to renew.

Under the T/R Facility, the Company and the other United States and Canadian subsidiaries continuously sell their trade receivables as they are originated to the U.S. SPE and another newly formed Canadian bankruptcy-remote special purpose entity (collectively, the “SPEs”), as applicable. None of the assets or credit of either SPE is available to satisfy the debts and obligations owed to the creditors of the Company or any other person until the obligations of the SPEs under the T/R Facility have been satisfied. The Company controls and therefore consolidates the SPEs in its consolidated financial statements.

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to PNC and the other unaffiliated purchasers such that the total outstanding balance of trade receivables sold can be up to $300 million at any point in time, which is the maximum purchase commitment of PNC and the other unaffiliated purchasers. The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment of $300 million. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE to PNC and the other unaffiliated purchasers is approximately $300 million as of December 31, 2021. The SPEs collectively owned $228 million (excluding the $300 million of trade receivables sold to PNC and the other unaffiliated purchasers on December 31, 2021) and $428 million of trade receivable as of December 31, 2021 and December 31, 2020, respectively, and these amounts are included in Accounts receivable, net in the Company’s Consolidated Balance Sheets.

Upon the amendment and restatement of the T/R Facility, the Company received a benefit from cash from operations of approximately $300 million in the year ended December 31, 2021. Continuous cash activity related to the T/R Facility is reflected in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to PNC and the other unaffiliated purchasers participating in the T/R Facility. Those fees, which are immaterial, are recorded within Other income (expense), net in the Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of PNC and the other unaffiliated purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold to PNC or the other unaffiliated purchasers. The reserve recognized for this recourse obligation as of December 31, 2021 is not material.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

7. INCOME TAXES

For the years ended December 31, income (loss) from continuing operations before income taxes consisted of the following:

In millions	2021	2020	2019
Income (loss) before income taxes
United States	$(142)	$(391)	$(25)
Foreign	426	332	366
Total income (loss) from continuing operations before income taxes	$284	$(59)	$341

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2021	2020	2019
Income tax expense (benefit)
Current
Federal	$5	$(9)	$1
State	5	—	2
Foreign	87	68	78
Deferred
Federal	93	(108)	(19)
State	(8)	(6)	—
Foreign	4	2	(335)
Total income tax expense (benefit)	$186	$(53)	$(273)

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2021	2020	2019
Income tax expense (benefit) at the U.S. federal tax rate of 21%	$60	$(12)	$72
Foreign income tax differential	4	(14)	—
Additional U.S. tax on foreign income	21	13	(2)
State and local income taxes (net of federal effect)	2	(4)	3
Meals and entertainment expense	1	1	2
Nondeductible transaction costs	4	—	1
Disallowed executive compensation	15	10	9
Excess benefit/deficit from share-based payments	(6)	3	2
Other U.S. permanent book/tax differences	3	2	2
Gain/loss on internal entity restructuring	55	2	(12)
Change in branch tax status	1	—	(17)
Research and development tax credits	(6)	(7)	(5)
Foreign tax law changes	(13)	(4)	5
Valuation allowances	21	(32)	(90)
Change in liability for unrecognized tax benefits	13	(12)	4
Change in tax estimates for prior periods	11	—	(1)
Impact of intangible asset transfer	—	—	(245)
Other, net	—	1	(1)
Total income tax expense (benefit)	$186	$(53)	$(273)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

NCR's tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries' tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2021, significant matters impacting our tax rate include a $36 million expense from recording a valuation allowance against interest expense deduction carryforwards in the United States, a $14 million benefit from the deferred tax impact of a tax law change in the United Kingdom and a $40 million non-cash expense resulting from an internal entity restructuring. During 2020, the tax rate was impacted by a $48 million benefit from the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits. During 2019, the tax rate was impacted by the transfer of certain intangible assets among our wholly-owned subsidiaries, creating a net tax benefit of $264 million. The tax rate was also impacted by foreign valuation allowance releases of $74 million.

In the fourth quarter of 2021, the Company recorded $9 million of income tax expense ($4.7 million of which related to multiple prior annual periods) related to the correction of the utilization of foreign tax credits in prior years and an additional valuation allowance required for interest expense carryforwards recognized in interim periods during 2021. The Company determined that the adjustments and corrections recorded in the fourth quarter of 2021 were not material, quantitatively or qualitatively, to the impacted annual and interim financial statements.

NCR did not provide additional U.S. income tax or foreign withholding taxes, if any, on approximately $3.5 billion of undistributed earnings of its foreign subsidiaries, given the intention continues to be that those earnings are reinvested indefinitely. The amount of unrecognized deferred tax liability associated with these indefinitely reinvested earnings is approximately $145 million. The unrecognized deferred tax liability is made up of a combination of United States and state income taxes and foreign withholding taxes.
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

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2021	2020
Deferred income tax assets
Tax loss and credit carryforwards	$656	$667
Employee pensions and other benefits	202	229
Other balance sheet reserves and allowances	233	272
Capitalized research and development	39	44
Lease liabilities	101	91
Intangible assets	—	123
Property, plant and equipment	18	11
Other	27	13
Total deferred income tax assets	1,276	1,450
Valuation allowance	(368)	(341)
Net deferred income tax assets	908	1,109
Deferred income tax liabilities
Intangible assets	73	—
Right of use assets	101	90
Capitalized software	58	78
Total deferred income tax liabilities	232	168
Total net deferred income tax assets	$676	$941

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

NCR has previously recorded valuation allowances related to certain deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The recorded valuation allowances cover deferred tax assets, primarily tax loss carryforwards and foreign tax credits, in tax jurisdictions where there is uncertainty as to the ultimate realization of those tax losses and credits. If we are unable to generate sufficient future taxable income of the proper source in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss and credit carryforwards, additional valuation allowances could be required.

As of December 31, 2021, NCR had U.S. federal, U.S. state (tax effected), and foreign tax attribute carryforwards of approximately $1.7 billion. The net operating loss carryforwards that are subject to expiration will expire in the years 2022 through 2039. The attributes include U.S. tax credit carryforwards of $233 million, which expire in the years 2022 through 2041. As a result of stock ownership changes our U.S. tax attributes could be subject to limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, if further material stock ownership changes occur.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2021	2020	2019
Gross unrecognized tax benefits - January 1	$103	$121	$110
Increases related to tax positions from prior years	25	15	7
Decreases related to tax positions from prior years	(4)	(6)	(4)
Increases related to tax provisions taken during the current year	7	6	14
Settlements with tax authorities	(2)	(23)	(5)
Lapses of statutes of limitation	(8)	(10)	(1)
Total gross unrecognized tax benefits - December 31	$121	$103	$121

Of the total amount of gross unrecognized tax benefits as of December 31, 2021, $73 million would affect NCR’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in Income tax accruals and Other current liabilities in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of zero, $5 million of benefit, and $2 million of expense for the years ended December 31, 2021, 2020, and 2019, respectively. The gross amount of interest and penalties accrued as of December 31, 2021 and 2020 was $30 million in each year.

In the United States, NCR files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. U.S. federal tax years remain open from 2018 forward. Years beginning on or after 2007 are still open to examination by certain foreign taxing authorities, including India, Egypt, and other major taxing jurisdictions.

During 2022, the Company expects to resolve certain tax matters related to United States and foreign jurisdictions. As of December 31, 2021, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $3 million to $12 million in the next 12 months due to the resolution of these tax matters.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

8. STOCK COMPENSATION PLANS

The Company recognizes all share-based payments as compensation expense in its financial statements based on their fair value. As of December 31, 2021, the Company’s stock-based compensation consisted of restricted stock units, employee stock purchase plan and stock options. The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2021	2020	2019
Restricted stock units	$123	$78	$94
Employee stock purchase plan	8	6	4
Stock options	23	24	9
Stock-based compensation expense	154	108	107
Tax benefit	(18)	(13)	(12)
Total stock-based compensation (net of tax)	$136	$95	$95

Approximately 30 million shares remain authorized to be issued under the 2017 Stock Incentive Plan (“SIP”). Details of the Company's stock-based compensation plans are discussed below.

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

As discussed in Note 3, “Business Combinations and Divestitures”, the Company converted certain outstanding unvested Cardtronics awards into NCR awards pursuant to an exchange ratio as defined in the acquisition agreement. Each restricted stock award that was outstanding, whether performance-based or time-based, was converted into time-based awards, and will continue to be governed by the same vesting terms as the original Cardtronics awards.

The following table reports restricted stock unit activity during the year ended December 31, 2021:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value per Unit
Unvested shares as of January 1	6,658	$26.84
Shares granted	4,768	$34.00
Shares converted per acquisition agreement	1,283	$44.30
Shares vested	(4,263)	$27.89
Shares forfeited	(524)	$35.34
Unvested shares as of December 31	7,922	$32.86

Stock-based compensation expense is recognized in the financial statements based upon fair value. The total fair value of units vested and distributed in the form of NCR common stock was $119 million in 2021, $74 million in 2020, and $78 million in 2019. As of December 31, 2021, there was $132 million of unrecognized compensation cost related to unvested restricted stock unit grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.0 year. The weighted average grant date fair value for restricted stock unit awards granted in 2020 and 2019 was $26.50 and

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

$24.31, respectively. The weighted average grant date fair value of restricted stock awards assumed through the Cardtronics acquisition is based on the fair value on the date assumed.

The following table represents the composition of restricted stock unit grants in 2021:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value
Service-based units	1,708	$36.13
Performance-based units	3,060	$32.81
Total restricted stock units	4,768	$34.00

On February 23, 2021, the Company granted market-based restricted stock units with 50% of the award vesting on December 31, 2022 and 50% of the award vesting on December 31, 2023. The number of awards that vest are subject to the performance of the Company's stock price from the date of grant to December 31, 2022. The fair value was determined to be $47.20 based on using a Monte-Carlo simulation model and will be recognized over the requisite service period. The table below details the assumptions used in determining the fair value of the market-based restricted stock units granted on February 23, 2021.

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

On September 22, 2021, the Company granted market-based restricted stock units with the award vesting on September 9, 2024. The number of awards that vest are subject to the performance of the Company's stock price from the date of grant to September 9, 2024. The fair value was determined to be $51.02 based on using a Monte-Carlo simulation model and will be recognized over the requisite service period. The table below details the assumptions used in determining the fair value of the market-based restricted stock units granted on September 22, 2021.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

During the year ended December 31, 2021, the Company did not grant any stock options. As discussed in Note 3, “Business Combinations and Divestitures”, the Company converted certain outstanding unvested Cardtronics awards into NCR awards. Cardtronics stock option awards were converted into NCR stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio (as defined in the acquisition agreement) and will continue to be governed generally by the same terms and conditions as were applicable prior to the acquisition. The fair value of options that the Company assumed in connection with the acquisition of Cardtronics were estimated using the Black-Scholes model.

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

The table below details the assumptions used in determining the fair value of the option grants:

For the year ended December 31, 2020
Dividend yield	—
Risk-free interest rate	1.34%
Expected volatility	34.63%
Expected holding period - years	3.7

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
The following table summarizes the Company’s stock option activity for the year ended December 31, 2021:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	9,798	$32.82
Granted	—	—
Assumed through acquisition	192	$28.93
Exercised	(832)	$30.54
Forfeited or expired	(79)	$30.64
Outstanding as of December 31	9,079	$32.96	4.54	$65.69
Fully vested and expected to vest as of December 31	4,987	$33.91	4.83	$31.39
Exercisable as of December 31	4,074	$31.82	4.18	$34.13

As of December 31, 2021, the total unrecognized compensation cost of $21 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 0.6 years.

The total intrinsic value of all options exercised was $9 million in 2021, $1 million in 2020, and $1 million in 2019. Cash received from option exercises under all share-based payment arrangements was $25 million in 2021, $2 million in 2020, and $2 million in 2019. The tax benefit realized from option exercises was $1 million in 2021. There was no tax benefit realized from stock options exercised in 2020 and 2019.

Employee Stock Purchase Plan

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The Company's amended Employee Stock Purchase Plan (“ESPP”) provides employees a 15% discount on stock purchases using a three-month look-back feature where the discount is applied to the stock price that represents the lower of NCR’s closing stock price on either the first day or the last day of each calendar quarter. Participants can contribute between 1% and 10% of their compensation. The amended ESPP was approved by NCR stockholders in 2016 and became effective January 1, 2017.

Employees purchased approximately 0.8 million shares in 2021, 1.3 million shares in 2020, and 0.8 million shares in 2019, for approximately $26 million in 2021, $21 million in 2020 and $18 million in 2019. A total of 4 million shares were originally authorized to be issued under the ESPP before its amendment. Under the amended ESPP, 10 million shares were newly authorized to be issued, plus any shares remaining unissued under the prior ESPP after the last 2016 purchase date. Approximately 6.8 million authorized shares remain unissued under our amended ESPP as of December 31, 2021.

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

Pension Plans Reconciliation of the beginning and ending balances of the benefit obligations for NCR's pension plans are as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2021	2020	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation as of January 1	$2,067	$1,954	$1,246	$1,174	$3,313	$3,128
Net service cost	—	—	6	6	6	6
Interest cost	34	51	8	13	42	64
Amendment	—	—	(6)	5	(6)	5
Actuarial (gain) loss	(102)	168	(57)	86	(159)	254
Benefits paid	(117)	(106)	(60)	(111)	(177)	(217)
Plan participant contributions	—	—	—	1	—	1
Currency translation adjustments	—	—	(32)	72	(32)	72
Benefit obligation as of December 31	$1,882	$2,067	$1,105	$1,246	$2,987	$3,313
Accumulated benefit obligation as of December 31	$1,882	$2,067	$1,095	$1,235	$2,977	$3,302

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2021	2020	2021	2020	2021	2020
Change in plan assets
Fair value of plan assets as of January 1	$1,528	$1,377	$1,118	$1,058	$2,646	$2,435
Actual return on plan assets	(32)	187	47	99	15	286
Company contributions	—	70	17	19	17	89
Benefits paid	(117)	(106)	(60)	(111)	(177)	(217)
Currency translation adjustments	—	—	(16)	53	(16)	53
Plan participant contributions	—	—	—	—	—	—
Fair value of plan assets as of December 31	$1,379	$1,528	$1,106	$1,118	$2,485	$2,646

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in Accumulated other comprehensive loss as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2021	2020	2021	2020	2021	2020
Funded Status	$(503)	$(539)	$1	$(128)	$(502)	$(667)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$300	$199	$300	$199
Current liabilities	—	—	(13)	(15)	(13)	(15)
Noncurrent liabilities	(503)	(539)	(286)	(312)	(789)	(851)
Net amounts recognized	$(503)	$(539)	$1	$(128)	$(502)	$(667)
Amounts recognized in Accumulated other comprehensive loss
Prior service cost	—	—	17	24	17	24
Total	$—	$—	$17	$24	$17	$24

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of assets were $2,151 million, $2,149 million, and $1,382 million, respectively, as of December 31, 2021, and $2,366 million, $2,363 million and $1,531 million, respectively, as of December 31, 2020.

The net periodic benefit (income) cost of the pension plans for the years ended December 31 was as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net service cost	$—	$—	$—	$6	$6	$7	$6	$6	$7
Interest cost	34	51	66	8	13	19	42	64	85
Expected return on plan assets	(30)	(36)	(43)	(25)	(28)	(31)	(55)	(64)	(74)
Amortization of prior service cost	—	—	—	1	1	1	1	1	1
Actuarial (gain) loss	(40)	18	60	(78)	16	15	(118)	34	75
Net periodic benefit (income) cost	$(36)	$33	$83	$(88)	$8	$11	$(124)	$41	$94

Actuarial gains in 2021 were primarily due to an increase in discount rates as well as a favorable impact from an update to the mortality tables. Actuarial losses in 2020 and 2019 were primarily due to a decrease in the discount rate.

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2021	2020	2021	2020	2021	2020
Discount rate	2.7%	2.4%	1.4%	0.9%	2.2%	1.8%
Rate of compensation increase	N/A	N/A	1.4%	0.9%	1.4%	0.9%

The weighted average rates and assumptions used to determine net periodic benefit (income) cost for the years ended December 31 were as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate - Service Cost	N/A	N/A	N/A	0.4%	0.7%	1.6%	0.4%	0.7%	1.6%
Discount rate - Interest Cost	1.7%	2.7%	3.8%	0.7%	1.2%	1.8%	1.3%	2.1%	3.1%
Expected return on plan assets	2.1%	2.8%	3.6%	2.2%	2.6%	3.2%	2.1%	2.7%	3.4%
Rate of compensation increase	N/A	N/A	N/A	0.9%	0.9%	1.0%	0.9%	0.9%	1.0%

The weighted-average cash balance interest crediting rate for the Company's cash balance defined benefit plans was 1.1% for the years ended December 31, 2021 and 2020.

The discount rate used to determine U.S. benefit obligations as of December 31, 2021 was derived by matching the plans’ expected future cash flows to the corresponding yields from the Aon Hewitt AA Bond Universe Curve. This yield curve has been constructed to represent the available yields on high-quality, fixed-income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

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

Plan Assets The weighted average asset allocations as of December 31, 2021 and 2020 by asset category are as follows:

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2021	2020		2021	2020
Equity securities	14%	—%	10 - 30%	23%	19%	10 - 30%
Debt securities	84%	94%	40 - 85%	51%	58%	50 - 70%
Real estate	—%	—%	0 - 15%	14%	14%	10 - 20%
Other	2%	6%	0 - 30%	12%	9%	5 - 15%
Total	100%	100%		100%	100%

The fair value of plan assets as of December 31, 2021 and 2020 by asset category is as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities:
Common stock	1	$194	$194	$—	$—	$—	$26	$26	$—	$—	$—
Fixed income securities:
Government securities	2	201	—	201	—	—	—	—	—	—	—
Corporate debt	3	752	—	752	—	—	87	—	87	—	—
Other types of investments:
Money market funds	4	2	—	—	—	2	27	—	—		27
Common and commingled trusts - Equities	4	—	—	—	—	—	145	—	—	—	145
Common and commingled trusts - Bonds	4	159	—	—	—	159	457	—	—	—	457
Common and commingled trusts - Short Term Investments	4	39	—	—	—	39	27	—	—	—	27
Common and commingled trusts - Balanced	4	—	—	—	—	—	185	—	—	—	185
Partnership/joint venture interests - Other	5	2	—	—	—	2	—	—	—	—	—
Mutual funds	4	30	30	—	—	—	—	—	—	—	—
Insurance products	4	—	—	—	—	—	1	—	1	—	—
Real estate and other	5	—	—	—	—	—	151	—	—	151	—
Total		$1,379	$224	$953	$—	$202	$1,106	$26	$88	$151	$841

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities:
Common stock	1	$—	$—	$—	$—	$—	$57	$57	$—	$—	$—
Fixed income securities:
Government securities	2	221	—	221	—	—	—	—	—	—	—
Corporate debt	3	1,011	—	1,011	—	—	104	—	104	—	—
Other types of investments:
Money market funds	4	5	—	—	—	5	10	—	—	—	10
Common and commingled trusts - Equities	4	—	—	—	—	—	149	—	—	—	149
Common and commingled trusts - Bonds	4	167	—	—	—	167	515	—	—	—	515
Common and commingled trusts - Short Term Investments	4	94	—	—	—	94	40	—	—	—	40
Common and commingled trusts - Balanced	4	—	—	—	—	—	90	—	—	—	90
Partnership/joint venture interests - Other	5	2	—	—	—	2	—	—	—	—	—
Mutual funds	4	28	28	—	—	—	—	—	—	—	—
Insurance products	4	—	—	—	—	—	1	—	1	—	—
Real estate and other	5	—	—	—	—	—	152	—	—	152	—
Total		$1,528	$28	$1,232	$—	$268	$1,118	$57	$105	$152	$804

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
4.Common/collective trusts and registered investment companies (“RICs”) such as mutual funds are valued using a Net Asset Value (“NAV”) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares or units outstanding. The fair value of the underlying securities within the fund, which are generally traded on an active market, are valued at the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager or independent third party to value investments.
5.Partnership/joint ventures are valued based on the fair value of the underlying securities within the fund, which include investments both traded on an active market and not traded on an active market. For those investments that are traded on an active market, the values are based on the closing price reported on the active market on which those individual securities

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

In millions	International Pension Plans
Balance, December 31, 2019	$131
Realized and unrealized gains and losses, net	21
Purchases, sales and settlements, net	—
Transfers, net	—
Balance, December 31, 2020	$152
Realized and unrealized gains and losses, net	(1)
Purchases, sales and settlements, net	—
Transfers, net	—
Balance, December 31, 2021	$151

Investment Strategy NCR has historically employed a total return investment approach, whereby a mix of fixed-income, equities and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. The asset allocation held by the U.S. pension plan has historically been and continues to be a portfolio comprising a substantial portion of fixed income assets as of December 31, 2021. However, we have reviewed the plan's funding requirements, and in consultation with an independent advisor on asset allocation strategy investment policy and objectives, we have begun to diversify and rebalance the asset allocation to capture additional returns to reduce future cash funding requirements.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Postretirement Plans Reconciliation of the beginning and ending balances of the benefit obligation for NCR's U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2021	2020
Change in benefit obligation
Benefit obligation as of January 1	$16	$17
Interest cost	—	—
Actuarial gain	(1)	—
Plan participant contributions	—	—
Benefits paid	(1)	(1)
Benefit obligation as of December 31	$14	$16

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in Accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2021	2020
Benefit obligation	$(14)	$(16)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(1)	$(2)
Noncurrent liabilities	(13)	(14)
Net amounts recognized	$(14)	$(16)
Amounts recognized in Accumulated other comprehensive loss
Net actuarial loss	$5	$6
Prior service benefit	—	—
Total	$5	$6

The net periodic benefit cost of the postretirement plan for the years ended December 31 was:

In millions	Postretirement Benefits
	2021	2020	2019
Interest cost	$—	$—	$1
Amortization of:
Prior service benefit	—	(3)	(5)
Actuarial loss	1	1	—
Net periodic benefit cost	$1	$(2)	$(4)

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

	Postretirement Benefit Obligations			Postretirement Benefit Costs
	2021	2020	2019	2021	2020	2019
Discount rate	1.9%	1.4%	2.5%	1.4%	2.5%	3.7%

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

Assumed healthcare cost trend rates as of December 31 were:

	2021		2020
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	6.3%	5.7%	6.5%	5.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2028	2028	2027	2027

Postemployment Benefits Reconciliation of the beginning and ending balances of the benefit obligation for NCR's postemployment plan was:

	Postemployment Benefits
In millions	2021	2020
Change in benefit obligation
Benefit obligation as of January 1	$138	$126
Service cost	24	42
Interest cost	2	3
Amendments	—	(4)
Benefits paid	(26)	(39)
Foreign currency exchange	(7)	3
Actuarial (gain) loss	7	7
Benefit obligation as of December 31	$138	$138

The following table presents the funded status and the reconciliation of the unfunded status to amounts recognized in the Consolidated Balance Sheets and in Accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2021	2020
Benefit obligation	$(138)	$(138)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(32)	$(32)
Noncurrent liabilities	(106)	(106)
Net amounts recognized	$(138)	$(138)
Amounts recognized in Accumulated other comprehensive loss
Net actuarial gain	$(19)	$(23)
Prior service benefit	(6)	(8)
Total	$(25)	$(31)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The net periodic benefit cost of the postemployment plan for the years ended December 31 was:

In millions	Postemployment Benefits
	2021	2020	2019
Service cost	$24	$42	$31
Interest cost	2	3	3
Amortization of:
Prior service benefit	(2)	(2)	(2)
Actuarial gain	(4)	(4)	(3)
Net benefit cost	$20	$39	$29

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2021	2020	2021	2020	2019
Discount rate	1.4%	1.4%	2.3%	1.8%	2.4%
Salary increase rate	2.0%	2.0%	2.6%	1.8%	1.9%
Involuntary turnover rate	3.8%	3.8%	3.8%	3.8%	4.3%

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not plan to contribute to the U.S. qualified pension plan in 2022, and plans to contribute approximately $15 million to the international pension plans in 2022. The Company plans to make contributions of approximately $1 million to the U.S. postretirement plan. The Company plans to make contributions of $30 million to the U.S. and international postemployment plans in 2022.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2022	$115	$48	$163	$1	$30
2023	$115	$47	$162	$1	$18
2024	$115	$49	$164	$1	$17
2025	$115	$48	$163	$1	$16
2026	$115	$44	$159	$1	$15
2027-2031	$554	$229	$783	$2	$66

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $31 million in 2021, $32 million in 2020, and $27 million in 2019. The expense under international and subsidiary savings plans was $31 million in 2021, $25 million in 2020, and $25 million in 2019.

Amounts to be Recognized The amounts in Accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2022 are as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (benefit)	$—	$—	$—	$—	$(2)
Actuarial loss (gain)	$—	$—	$—	$1	$(1)

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

Environmental Matters NCR's facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (“PRP”) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state statutes. Other than the Fox River matter, the Kalamazoo River matter and the Ebina matter discussed below, we currently do not anticipate material expenses and liabilities from these environmental matters.

Fox River NCR is one of eight entities that were formally notified by governmental and other entities, such as local Native American tribes, that they are PRPs for environmental claims (under CERCLA and other statutes) arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. Such notice was provided on September 30, 2003. The other Fox River PRPs that received notices include Appleton Papers Inc. (“API”; now known as Appvion, Inc.), P.H. Glatfelter Company (“Glatfelter”), Georgia-Pacific Consumer Products LP (“GP”, successor to Fort James Operating Company), and others. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. NCR sold its facilities in 1978 to API. The parties have also contended that NCR is responsible for PCB discharges from paper mills owned by other companies because NCR carbonless copy paper “broke” was allegedly purchased by those other mills as a raw material.

The U.S. Environmental Protection Agency (“USEPA”) and Wisconsin Department of Natural Resources (together, “the Governments”) developed clean-up plans for the upper and lower parts of the Fox River and for portions of the Bay of Green Bay. On November 13, 2007, the Governments issued a unilateral administrative order (the “2007 Order”) under CERCLA to the eight original PRPs, requiring them to perform remedial work under the Governments’ clean-up plan for the lower parts of the river (operable units 2 through 5). In April 2009, NCR and API formed a limited liability company (the “LLC”), which entered into an agreement with an environmental remediation contractor to perform the work at the Fox River site. In-water dredging and remediation under the clean-up plan commenced shortly thereafter.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

NCR and API, along with B.A.T Industries p.l.c. (“BAT”), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (“NRD”) based upon a 1998 agreement (the “Cost Sharing Agreement”), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the “Funding Agreement”). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of December 31, 2021 and 2020, the receivable under the Funding Agreement was approximately $54 million and was included in Other assets in the Consolidated Balance Sheet. The Company anticipates that it will collect sums related to the receivable after 2021, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

The Company's litigations relating to contribution and enforcement claims concerning the Fox River have been concluded. A proposed consent decree settlement (the “CD settlement”) with respect to the contribution action (a case originally filed by NCR and API) and the government enforcement action (a case originally filed by the federal and state governments against several PRPs, including the Company) was successfully negotiated by NCR and the federal and state governments and was approved on August 22, 2017 by the federal district court in Wisconsin that had been presiding over those cases. A final order of dismissal as to the Company in the contribution and government enforcement actions was subsequently entered; one party, Glatfelter, had appealed the approval of the CD settlement. On January 3, 2019, the United States lodged a proposed consent decree with the Wisconsin court, reflecting a settlement reached by the United States, Wisconsin and Glatfelter with respect to Glatfelter’s Fox River liability under the government enforcement action; a component of that settlement was withdrawal of Glatfelter’s appeal opposing the Company’s CD settlement. On March 14, 2019, the Wisconsin court approved the Glatfelter consent decree, and on April 3, 2019, Glatfelter's appeal was dismissed.
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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

While it is possible there could be additional changes to some elements of the reserve over upcoming periods, all in river-remediation, site demolition and site decommissioning have been completed. Final reporting and site completion certification is expected this year. Nonetheless, there can be no assurance that unexpected expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of December 31, 2021 and 2020, the gross reserve for the Fox River matter was approximately $4 million and $6 million, respectively. As of December 31, 2021 and 2020, the net reserve for the Fox River matter was approximately $26 million and $28 million, respectively. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of December 31, 2021 and 2020, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Under a 1996 agreement, AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets. (The agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) Those companies have made the payments requested of them by the Company on an ongoing basis.

Kalamazoo River In November 2010, USEPA issued a “general notice letter” to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (“Kalamazoo River site”) in Michigan. Three other companies - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. USEPA asserts that the site is contaminated by various substances, primarily PCBs, as a result of discharges by various paper mills located along the river. USEPA does not claim that the Company made direct discharges into the Kalamazoo River, and NCR never had facilities at or near the Kalamazoo River site, but USEPA indicated that “NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site.” USEPA stated that it “may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations.”

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three GP affiliate corporations in a private-party contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company and other defendants pay a “fair portion” of these companies’ costs. Various removal and remedial actions remain to be decided upon and performed at the Kalamazoo River site, the total costs for which generally remain undetermined; in 2017, Records of Decisions were issued for two parts of the river, and in 2018 such a decision was issued for another part of the river, but such decisions for the majority of the work are expected to be made only over the next several years. The suit alleges that the Company is liable to the GP entities as an “arranger” under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held NCR was liable as an “arranger” as of at least March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971, and the majority of contamination at the Kalamazoo River site had occurred prior to 1969). NCR preserved its right to appeal the September 2013 decision.

In the 2013 decision the Court did not determine NCR’s share of the overall liability. Relative shares of liability for the four companies were tried to the court in a subsequent phase of the case in December 2015. In a ruling issued on March 29, 2018,

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

As of December 31, 2021 and December 31, 2020, the total reserve for Kalamazoo was $99 million and $164 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors' and indemnitors' obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $150 million and the Company will continue to pursue such contribution.

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

Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years, Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

wastes can be and have been disposed of via private contractors, and as of December 31, 2021, NCR had disposed of approximately 68% of its lower-concentration wastes and approximately 44% of its higher concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. The government has given its final approvals, and the Company has started to dispose of the high-concentration wastes in 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company has adjusted its existing reserve for the matter to take into account this cost estimate, and that reserve as of December 31, 2021 and 2020 is $16 million and $20 million, respectively. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through December 31, 2021, NCR has received a combined gross total of approximately $205 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but is currently in settlement discussions with certain carriers over amounts potentially owed to the Company. In December 2021, the Company recovered approximately $3 million as a result of those discussions. Settlement discussions are continuing with the remaining carriers. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.

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

Other Matters Kristen Schertzer, et al On March 1, 2019, Cardtronics was named as a defendant in a purported class action lawsuit stylized as Kristen Schertzer, et al. v. Bank of America, N.A., et al., Case No. 3:19-cv-00264, in the United States District Court for the Southern District of California, which alleges harm related to balance inquiry transactions. On September 28, 2020, the District Court issued a denial of Cardtronics’ motion to dismiss and the matter proceeded to the discovery phase. In October 2021, Cardtronics and the putative class representative agreed to settle this matter as to the company only on an individual plaintiff basis. The litigation continues as to the other defendants. On October 22, 2021, Cardtronics was dismissed from this case.

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of December 31, 2021 and 2020, NCR had no material obligations related to such guarantees, and therefore its Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the years ended December 31 as follows:

In millions	2021	2020	2019
Warranty reserve liability
Beginning balance as of January 1	$18	$21	$26
Accruals for warranties issued	28	30	37
Settlements (in cash or in kind)	(27)	(33)	(42)
Ending balance as of December 31	$19	$18	$21

In addition, NCR provides its customers with certain indemnification rights. In general, NCR agrees to indemnify the customer if a third-party asserts patent or other infringement on the part of its customers for its use of the Company’s products subject to certain conditions that are generally standard within the Company’s industries. On limited occasions, the Company will undertake additional indemnification obligations for business reasons. From time to time, NCR also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. The Company has not recorded a liability in connection with these indemnifications, and no current indemnification instance is material to the Company’s financial position. Historically, payments made by the Company under these types of agreements have not had a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Purchase Commitments The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. This includes a long-term service agreement with Accenture, under which many of NCR's key transaction processing activities and functions are performed.

11. LEASING

The following table presents our lease balances as of December 31:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	Location in the Consolidated Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$419	$344
Finance lease assets	Property, plant and equipment, net	62	55
Accumulated Amortization of Finance lease assets	Property, plant and equipment, net	(35)	(18)
Total leased assets		$446	$381
Liabilities
Current
Operating lease liabilities	Other current liabilities	$97	$85
Finance lease liabilities	Other current liabilities	16	15
Noncurrent
Operating lease liabilities	Operating lease liabilities	388	325
Finance lease liabilities	Other liabilities	13	23
Total lease liabilities		$514	$448

The following table presents our lease costs for operating and finance leases:

In millions	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Operating lease cost	$131	$125	$137
Finance lease cost
Amortization of leased assets	17	13	5
Interest on lease liabilities	1	1	1
Short-Term lease cost	3	5	5
Variable lease cost	24	27	30
Total lease cost	$176	$171	$178

The following table presents the supplemental cash flow information:

In millions	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$133	$128	$141
Operating cash flows from finance leases	$1	$2	$1
Financing cash flows from finance leases	$17	$13	$4
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$163	$31	$45
Finance Leases	$2	$15	$33

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2021:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

In millions	Operating Leases	Finance Leases
2022	$120	$17
2023	81	11
2024	65	2
2025	52	—
2026	45	—
Thereafter	258	—
Total lease payments	621	30
Less: Amount representing interest	(136)	(1)
Present value of lease liabilities	$485	$29

As of December 31, 2021, all material operating leases had commenced.

The following table presents the weighted average remaining lease term and interest rates:

	December 31, 2021	December 31, 2020
Weighted average lease term:
Operating leases	8.4 years	8.7 years
Finance leases	2.0 years	2.7 years
Weighted average interest rates:
Operating leases	5.70%	6.45%
Finance leases	3.78%	4.59%

.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

12. SERIES A PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. (collectively, “Blackstone”) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024.

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

Dividend Rights The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Convertible Preferred Stock has a liquidation preference of $1,000 per share. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the year ended December 31, 2021 the Company did not pay dividends-in-kind associated with the Series A Convertible Preferred Stock. During the years ended December 31 2020 and 2019, the Company paid dividends-in-kind of $10 million and $43 million respectively, associated with the Series A Convertible Preferred Stock. Cash dividends of $15 million and $9 million were declared during the years ended December 31, 2021 and December 31, 2020, respectively, and there were no cash dividends during the year ended December 31, 2019.

Conversion Features The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of December 31, 2021 and 2020, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million shares, respectively. The conversion rate is subject to the following customary anti-dilution and other adjustments:

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

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

The Series A Convertible Preferred Stock, and the associated dividends for the first sixteen payments, did not generate a beneficial conversion feature (“BCF”) upon issuance as the fair value of the Company's common stock was greater than the conversion price. The Company will determine and, if required, measure a BCF based on the fair value of our stock price on the date dividends are declared subsequent to the sixteenth dividend. If a BCF is recognized, a reduction to retained earnings and the Series A Convertible Preferred Stock will be recorded, and then subsequently accreted through the first redemption date.

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

The Company has the right, upon certain change of control events involving the Company, to redeem the Series A Convertible Preferred Stock at the greater of (1) an amount in cash equal to the sum of the liquidation preference of the Series A Convertible Preferred Stock, all accrued but unpaid dividends and the present value, discounted at a rate of 10%, of any remaining scheduled dividends through the fifth anniversary of the first dividend payment date, assuming the Company chose to pay such dividends in cash (the “make-whole provision”) and (2) the consideration the holders would have received if they had converted their shares of Series A Convertible Preferred Stock into common stock immediately prior to the change of control event.

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

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

amendments to the Company’s organizational documents that have an adverse effect on the Series A Convertible Preferred Stock and issuances by the Company of securities that are senior to, or equal in priority with, the Series A Convertible Preferred Stock.

13. DERIVATIVES AND HEDGING INSTRUMENTS

NCR is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We manage interest rate risk associated with our vault cash rental obligations and floating rate-debt by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. To manage differences in the amount, timing and duration of known or expected cash payments related to our existing Term Loan A and vault cash agreements, we entered into interest rate cap agreements in the third quarter of 2021.

Further, a substantial portion of our operations and revenue occur outside the United States and, as such, NCR has exposure to approximately 50 functional currencies. Our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates. The Company seeks to mitigate such impact by hedging its foreign currency transaction exposure using foreign currency forward and option contracts. We do not enter into hedges for speculative purposes.

Foreign Currency Exchange Risk The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates foreign exchange contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of December 31, 2021, the balance in AOCI related to foreign exchange derivative contracts was zero.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change.

Interest Rate Risk The Company designates interest rate contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.

We utilize interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Interest rate cap contracts outstanding as of December 31, 2021 mature in July 2024. Payments and receipts related to interest rate cap agreements are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.

At December 31, 2021, each of our outstanding interest rate cap agreements were determined to be highly effective. Amounts reported in Accumulated other comprehensive income related to these derivatives will be reclassified to Interest expense and Cost of products as payments are made on the Company’s variable-rate debt and vault cash rental obligations, respectively. As of December 31, 2021, the balance in AOCI related to interest rate derivatives was $8 million. We elected to amortize the premium paid for the interest rate cap agreements straight-line over the life of the interest rate contracts.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	December 31, 2021
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$2,000	$18	Other liabilities	$—	$—
Total derivatives designated as hedging instruments			$18			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$278	$1	Other current liabilities	$396	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$19			$1

	Fair Values of Derivative Instruments
	December 31, 2020
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	$—	Other current liabilities	$—	$—
Total derivatives designated as hedging instruments			$—			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$150	$—	Other current liabilities	$425	$1
Total derivatives not designated as hedging instruments			$—			$1
Total derivatives			$—			$1

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

The effects of derivative instruments on the Consolidated Statements of Operations for the years ended December 31 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative (Effective Portion)				Amount of (Gain) Loss Reclassified from AOCI into the Consolidated Statements of Operations (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019	Location of (Gain) Loss Reclassified from AOCI into the Consolidated Statements of Operations (Effective Portion)	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Interest rate contracts	$9	$—	$—	Cost of product	$1	$—	$—
Foreign exchange contracts	$—	$(8)	$6	Cost of products	$—	$7	$(8)

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statements of Operations	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Foreign exchange contracts	Other income (expense), net	$(24)	$22	$(8)
Refer to Note 14, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2021 and 2020, NCR did not have any major concentration of credit risk related to financial instruments.

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2021 and 2020 are set forth as follows:

		December 31, 2021				December 31, 2020
		Fair Value Measurements Using				Fair Value Measurements Using
In millions	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$17	$17	$—	$—	$22	$22	$—	$—
Foreign Investments (2)	—	—	—	—	2	—	2	—
Foreign exchange contracts (2)	1	—	1	—	—	—	—	—
Interest rate cap agreements (3)	18	—	18	—	—	—	—	—
Total	$36	$17	$19	$—	$24	$22	$2	$—
Liabilities:
Foreign exchange contracts (4)	1	—	1	—	1	—	1	—
Total	$1	$—	$1	$—	$1	$—	$1	$—

(1)    Included in Cash and cash equivalents in the Consolidated Balance Sheets.
(2)    Included in Other current assets in the Consolidated Balance Sheets.
(3)    Included in Other current assets and Other assets in the Consolidated Balance Sheets.
(4)    Included in Other current liabilities in the Consolidated Balance Sheets.

Deposits Held in Money Market Mutual Funds A portion of the Company’s excess cash is held in money market mutual funds that generate interest income based on prevailing market rates. Money market mutual fund holdings are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.

Foreign Investments As a result of our acquisition of Origami, as noted within Note 3, “Business Combinations and Divestitures”, we acquired investments held in Brazil. The investments include an investment fund similar to a mutual fund. The investments are valued using observable, either directly or indirectly, inputs for substantially the full term of the assets and are classified within Level 2 of the valuation hierarchy.

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

Interest Rate Cap Agreements In order to add stability to interest expense and operating costs and to manage exposure to interest rate movements, the Company utilizes interest rate cap agreements as part of its interest rate risk management strategy. The interest rate cap agreements are valued using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As such, the interest rate cap agreements are classified in Level 2 of the fair value hierarchy.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we consider the impact of netting and any applicable credit enhancements. We measure the

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of December 31, 2021, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired. Additionally, NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. NCR carries equity investments in privately-held companies at cost or at fair value when NCR recognizes an other-than-temporary impairment charge. In the year ended December 31, 2020, we recorded an other-than-temporary impairment charge of $7 million in Other income (expense), net within the Consolidated Statements of Operations related to the write-off of an equity method investment. No material impairment charges or non-recurring fair value adjustments were recorded during the years ended December 31, 2021 and December 31, 2019.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income (“AOCI”) by Component

The changes in AOCI for the years ended December 31 are as follows:

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2018	$(234)	$(14)	$2	$(246)
Other comprehensive (loss) income before reclassifications	(26)	10	5	(11)
Amounts reclassified from AOCI	—	(6)	(6)	(12)
Net current period other comprehensive (loss) income	(26)	4	(1)	(23)
Balance at December 31, 2019	$(260)	$(10)	$1	$(269)
Other comprehensive (loss) income before reclassifications	15	(11)	(7)	(3)
Amounts reclassified from AOCI	—	(5)	6	1
Net current period other comprehensive (loss) income	15	(16)	(1)	(2)
Balance at December 31, 2020	$(245)	$(26)	$—	$(271)
Other comprehensive (loss) income before reclassifications	(30)	4	7	(19)
Amounts reclassified from AOCI	—	(2)	1	(1)
Net current period other comprehensive (loss) income	(30)	2	8	(20)
Balance at December 31, 2021	$(275)	$(24)	$8	$(291)

Reclassifications Out of AOCI

The reclassifications out of AOCI for the years ended December 31 are as follows:

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

	For the year ended December 31, 2021
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$1	$1
Cost of services	—	(2)	—	(2)
Selling, general and administrative expenses	(1)	—	—	(1)
Research and development expenses	—	1	—	1
Total before tax	$(1)	$(1)	$1	$(1)
Tax expense				—
Total reclassifications, net of tax				$(1)

	For the year ended December 31, 2020
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$7	$7
Cost of services	(2)	(2)	—	(4)
Selling, general and administrative expenses	(1)	(2)	—	(3)
Research and development expenses	—	—	—	—
Total before tax	$(3)	$(4)	$7	$—
Tax expense				1
Total reclassifications, net of tax				$1

	For the year ended December 31, 2019
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$(8)	$(8)
Cost of services	(2)	(3)	—	(5)
Selling, general and administrative expenses	(1)	(3)	—	(4)
Research and development expenses	—	—	—	—
Total before tax	$(3)	$(6)	$(8)	$(17)
Tax expense				5
Total reclassifications, net of tax				$(12)

NCR Corporation
Notes to Consolidated Financial Statements-(Continued)

16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of other income (expense), net are summarized as follows for the years ended December 31:

In millions	2021	2020	2019
Other income (expense), net
Interest income	$8	$8	$5
Foreign currency fluctuations and foreign exchange contracts	(22)	(14)	(23)
Employee benefit plans(1)	131	(31)	(82)
Bank-related fees	(27)	(5)	(7)
Gain on equity liquidations	—	—	37
Impairment of equity investment	—	(7)	—
Bargain purchase gain on acquisition	—	7	—
Other, net	—	—	(3)
Total other income (expense), net	$90	$(42)	$(73)
(1) Actuarial gain related to the remeasurement of our pension plan assets and liabilities was $118 million for the fourth quarter ended and year ended December 31, 2021.

The components of accounts receivable are summarized as follows:

In millions	December 31, 2021	December 31, 2020
Accounts receivable
Trade	$939	$1,120
Other	44	48
Accounts receivable, gross	983	1,168
Less: allowance for credit losses	(24)	(51)
Total accounts receivable, net	$959	$1,117
The components of inventory are summarized as follows:

In millions	December 31, 2021	December 31, 2020
Inventories
Work in process and raw materials	$184	$133
Finished goods	185	135
Service parts	385	333
Total inventories	$754	$601

The components of property, plant and equipment, net are summarized as follows:

In millions	December 31, 2021	December 31, 2020
Property, plant and equipment
Land and improvements	$3	$2
Buildings and improvements	298	279
Machinery and other equipment	1,142	713
Finance lease assets	62	55
Property, plant and equipment, gross	1,505	1,049
Less: accumulated depreciation	(802)	(676)
Total property, plant and equipment, net	$703	$373

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of December 31, 2021, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

We completed the Cardtronics acquisition on June 21, 2021 (see Note 3, “Business Combinations and Divestitures”, of the Notes to Consolidated Financial Statements). The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Cardtronics. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Cardtronics represented approximately 9% of our gross revenue for the twelve months ended December 31, 2021. Total assets of the acquired business as of December 31, 2021 represented approximately 8% of total consolidated assets, excluding goodwill and other intangible assets.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we determined that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

In June 2021, we completed our acquisition of Cardtronics plc (“Cardtronics”). Based upon Securities and Exchange Commission staff guidance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first year of acquisition. We have excluded Cardtronics from our assessment of internal control over financial reporting as of December 31, 2021. Cardtronics is a wholly-owned subsidiary whose total revenue and assets, excluding goodwill and intangibles, represented approximately 9% of our total consolidated revenue and 8% of our consolidated assets for the year ended and as of December 31, 2021.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 as stated in their report which appears in Item 8 of this Report.

Item 9B.    OTHER INFORMATION

None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Election of Directors,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” in the Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2021 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated herein by reference.

We have not materially changed the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

We have a Code of Conduct that sets the standard for ethics and compliance for all of our directors and employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Code of Conduct is available on the Corporate Governance page at our website at http://www.ncr.com/company/corporate-governance/code-of-conduct under the heading “Code of Conduct.” We intend to disclose any amendments to or waivers of the Code of Conduct with respect to any director as well as our principal executive officer, principal financial officer, and principal accounting officer, on the Corporate Governance page of our website promptly following the date of such amendment or waiver.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth under the headings “Executive Compensation - Compensation Discussion & Analysis,” “Compensation and Human Resource Committee,” “Director Compensation,” and “Board and Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2021 year, and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information Table” in the Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2021 year, and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2021 year, and is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2021 year, and is incorporated herein by reference.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements: The following is an index of the consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm filed as part of this Form 10-K:

(2) Financial Statement Schedule: Financial Statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020, and 2019 is included in this Form 10-K on page 131. All other schedules are not required under the related instructions or are not applicable.

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

3.1	Articles of Amendment and Restatement of NCR Corporation (Exhibit 3.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (the “Second Quarter 2019 Quarterly Report”)).

3.2	Bylaws of NCR Corporation, amended and restated effective July 21, 2021 (Exhibit 3.1 to the Current Report on Form 8-K of NCR Corporation dated July 21, 2021).

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

4.2
Indenture, dated as of August 21, 2019, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1 to the Current Report on Form 8-K of NCR Corporation dated August 21, 2019 (the “August 21, 2019 Form 8-K”)).

4.2.1	Supplemental Indenture, dated as of October 14, 2021 (relating to the Indenture dated as of August 21, 2019), among ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR Corporation, NCR International, Inc., and Wells Fargo Bank, National Association.

4.3	Indenture, dated as of August 21, 2019, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.3 to the August 21, 2019 Form 8-K).

4.3.1	Supplemental Indenture, dated as of October 14, 2021 (relating to the Indenture dated as of August 21, 2019), among ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR Corporation, NCR International, Inc., and Wells Fargo Bank, National Association.

4.4
Indenture, dated as of August 20, 2020, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.1 to Current Report on Form 8-K of NCR Corporation dated August 20, 2020 (the “August 20, 2020 Form 8-K”)).

4.4.1	Supplemental Indenture, dated as of October 14, 2021 (relating to the Indenture dated as of August 20, 2020), among ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR Corporation, NCR International, Inc., and Wells Fargo Bank, National Association, as trustee.

4.5	Indenture, dated as of August 20, 2020, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.3 to the August 20, 2020 Form 8-K).

4.5.1	Supplemental Indenture, dated as of October 14, 2021 (relating to the Indenture dated as of August 20, 2020), among ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR Corporation, NCR International, Inc., and Wells Fargo Bank, National Association, as trustee.

4.6	Indenture, dated as of April 6, 2021, among NCR Corporation, NCR International, Inc. and U.S. Bank National Association (Exhibit 4.1 to Current Report on Form 8-K of NCR Corporation dated April 6, 2021).

4.6.1	Supplemental Indenture, dated as of October 14, 2021 (relating to the Indenture dated as of April 6, 2021), among ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and U.S. Bank National Association, as trustee.

4.7	Description of NCR Corporation Securities Registered Under Section 12 of the Exchange Act.

10.1	NCR Corporation 2011 Amended and Restated Stock Incentive Plan (formerly the NCR 2006 Stock Incentive Plan, as amended and restated effective as of December 31, 2008) (the “2011 Stock Incentive Plan”) (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated April 27, 2011). *

10.1.1	Form of 2011 Stock Option Agreement under the 2011 Stock Incentive Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011). *

10.2	Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008 (Exhibit 10.24.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”)). *

10.2.1	First Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.6 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011). *

10.2.2	Second Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.11.2 to the 2017 Annual Report). *

10.3	Employment Agreement with William Nuti, dated July 29, 2005 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated July 27, 2005). *

10.3.1	Letter Agreement, dated July 26, 2006, with William Nuti (Exhibit 10.4 to the Current Report on Form 8-K of NCR Corporation dated July 25, 2006). *

10.3.2	Second Amendment, effective as of December 12, 2008, to Letter Agreement with William Nuti dated July 29, 2005, as amended July 26, 2006 (Exhibit 10.30.2 to the 2008 Annual Report). *

10.3.3	Letter Agreement, dated March 11, 2015, between NCR Corporation and William Nuti (Exhibit 10.5 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015). *

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

10.6
Amended and Restated NCR Executive Severance Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Second Quarter 2015 Quarterly Report”)). *

10.6.1	First Amendment to the Amended and Restated NCR Executive Severance Plan (Exhibit 10.21.1 to the 2017 Annual Report). *

10.7	NCR Director Compensation Program effective April 23, 2013, as amended effective February 24, 2014 (the “2013 NCR Director Compensation Program”) (Exhibit 10.42 to the 2014 Annual Report). *

10.7.1	2014 Director Restricted Stock Unit Grant Statement under the 2013 NCR Director Compensation Program (Exhibit 10.42.1 to the 2014 Annual Report). *

10.7.2	2015 Director Restricted Stock Unit Grant Statement under the 2013 NCR Director Compensation Program (Exhibit 10.3 to the Second Quarter 2015 Quarterly Report). *

10.7.3	2016 Director Restricted Stock Unit Grant Statement under the 2013 NCR Director Compensation Program (Exhibit 10.2 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2016 (the “Second Quarter 2016 Quarterly Report”)). *

10.8	NCR Employee Stock Purchase Plan, as amended and restated effective January 1, 2017 (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2016 Annual Meeting of Stockholders). *

10.9	Incremental Revolving Facility Agreement (TLA-2 Conversion), dated as of June 24, 2021, among NCR Corporation, the Foreign Borrowers thereto, the Subsidiary Loan Parties thereto, the Incremental Revolving Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, including, as Exhibit A thereto, the Amended Credit Agreement, dated as of June 24, 2021, among NCR Corporation, the Foreign Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to Current Report on Form 8-K of NCR Corporation dated June 21, 2021 (the “June 21, 2021 Form 8-K”)).

10.9.1	Reaffirmation Agreement, dated as of June 21, 2021, among NCR Corporation, certain foreign and domestic subsidiaries of NCR Corporation party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the June 21, 2021 Form 8-K).

10.9.2
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

10.9.2.1	Supplement No. 1, dated as of September 30, 2021, to the Amended and Restated Guarantee and Collateral Agreement, dated as of August 22, 2011, as amended and restated as of January 6, 2014, as further amended and restated as of March 31, 2016, among NCR Corporation, the Foreign Borrowers from time to time party thereto, the Subsidiary Loan Parties from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.5 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2021).

10.9.3
Annex A to Credit Agreement dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, among NCR Corporation, the Foreign Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (Exhibit 10.1 to the Second Quarter 2016 Quarterly Report).

10.10
Second Amended and Restated NCR Management Incentive Plan (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”). *

10.11	NCR Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) (Appendix B to the 2017 Proxy Statement). *

10.11.1
Form of 2017 Director Restricted Stock Unit Grant Statement under the 2013 Stock Incentive Plan and 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2017). *

10.11.2
Form of 2018 Director Restricted Stock Unit Grant Statement under the 2017 Stock Incentive Plan (Exhibit 10.3 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2018 (the “Second Quarter 2018 Quarterly Report”)). *

10.11.3
Form of 2018 Stock Option Award Agreement under the NCR Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2018). *

10.11.4	Form of 2019 Director Restricted Stock Unit Grant Statement under the NCR Corporation 2017 Stock Incentive Plan (Exhibit 10.1 to the Second Quarter 2019 Quarterly Report). *

10.11.5
Form of 2019 Stock Option Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2019 (the “First Quarter 2019 Quarterly Report”)). *

10.11.6	Form of 2019 Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2019 Quarterly Report). *

10.11.7
Form of 2020 Premium-Priced Option Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2020 (the “First Quarter 2020 Quarterly Report”)). *

10.11.8	Form of 2020 Premium-Priced Option Award Agreement under the 2017 Stock Incentive Plan (Executive Chairman; President and Chief Executive Officer) (Exhibit 10.2 to the First Quarter 2020 Quarterly Report). *

10.11.9	Form of 2020 Senior Executive Team Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.3 to the First Quarter 2020 Quarterly Report). *

10.11.10
Form of 2020 Senior Executive Team Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Executive Chairman; President and Chief Executive Officer) (Exhibit 10.4 to the First Quarter 2020 Quarterly Report). *

10.11.11	Form of 2020 Key Employee Performance-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.5 to the First Quarter 2020 Quarterly Report). *

10.11.12	Form of 2020 Time-Based Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.6 to the First Quarter 2020 Quarterly Report). *

10.11.13
Form of 2020 Director Restricted Stock Unit Grant Statement under the 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2020 (the “Second Quarter 2020 Quarterly Report”)). *

10.11.14
Form of Senior Executive Team Performance Share Restricted Stock Unit Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.13.19 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”)). *

10.11.14.1	Amendment to 2020 Senior Executive Team Market Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated August 11, 2021). *

10.11.15	First Amendment to the 2017 Stock Incentive Plan (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2020 Annual Meeting of Stockholders). *

10.11.16	Form of Senior Executive Team Fitness Plan Restricted Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan. (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2021 (the “First Quarter 2021 Quarterly Report”)). *

10.12	NCR Director Compensation Program effective May 1, 2017 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2017). *

10.13	Master Manufacturing Agreement, dated April 23, 2018, by and between Jabil Inc. and NCR Corporation (Exhibit 10.1 to the Second Quarter 2018 Quarterly Report).

10.14	Master Hardware Supply Agreement, dated June 28, 2018, between Universal Global Scientific Industrial Co., Ltd. and NCR Corporation (Exhibit 10.2 to the Second Quarter 2018 Quarterly Report).

10.15	Employment Agreement, dated April 27, 2018, between Michael Hayford and NCR Corporation (Exhibit 10.4 to the Second Quarter 2018 Quarterly Report). *

10.16	Employment Agreement, dated April 27, 2018, between Frank Martire and NCR Corporation (Exhibit 10.5 to the Second Quarter 2018 Quarterly Report). *

10.17	Letter Agreement, dated April 30, 2018 between William R. Nuti and NCR Corporation (Exhibit 10.6 to the Second Quarter 2018 Quarterly Report). *

10.18
Employment Agreement, dated July 18, 2018, between Owen Sullivan and NCR Corporation (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2018 (the “Third Quarter 2018 Quarterly Report”)). *

10.19	Employment Agreement, dated August 27, 2018, between Andre J. Fernandez and NCR Corporation (Exhibit 10.3 to the Third Quarter 2018 Quarterly Report). *

10.20	Employment Agreement, dated June 15, 2020, between Timothy Oliver and NCR Corporation (Exhibit 10.4 to the Second Quarter 2020 Quarterly Report). *

10.21
Separation Agreement, dated July 8, 2020, between Andre J. Fernandez and NCR Corporation (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2020). *

10.22	NCR Corporation Deferred Compensation Plan. (Exhibit 10.30 to 2020 Annual Report). *

10.23	Letter Agreement, dated December 28, 2017, between Daniel W. Campbell and NCR Corporation (Exhibit 10.2 to the First Quarter 2021 Quarterly Report). *

10.24	Letter Agreement, dated January 8, 2018, between Adrian Button and NCR Corporation (Exhibit 10.3 to the First Quarter 2021 Quarterly Report). *

10.25	Receivables Purchase Agreement, dated as of September 30, 2021, by and among NCR Receivables LLC, as seller, NCR Canada Receivables LP, as guarantor, NCR Corporation, as servicer, NCR Canada Corp., as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto, as purchasers (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2021 (the “September 30, 2021 Form 8-K”)).

10.25.1	Amended and Restated Purchase and Sale Agreement, dated as of September 30, 2021, among NCR Receivables LLC, as buyer, and NCR Corporation, Cardtronics USA, Inc., ATM National, LLC and the other originators from time to time party thereto, as originators (Exhibit 10.2 to the September 30, 2021 Form 8-K).

10.25.2	Canadian Purchase and Sale Agreement, dated as of September 30, 2021, among NCR Canada Receivables LP, as buyer, and NCR Canada Corp. and the other originator originators from time to time party thereto, as originators (Exhibit 10.3 to the September 30, 2021 Form 8-K).

10.25.3	Performance Guaranty, dated as of September 30, 2021, by NCR Corporation, as performance guarantor, and PNC Bank, National Association, as administrative agent (Exhibit 10.4 to the September 30, 2021 Form 8-K).

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statements of operations for the fiscal years ended December 31, 2021, 2020 and 2019; (ii) consolidated statements of comprehensive income for the fiscal years ended December 31, 2021, 2020 and 2019; (iii) consolidated balance sheets as of December 31, 2021 and 2020; (iv) consolidated statements of cash flows for the fiscal year ended December 31, 2021, 2020 and 2019; (v) consolidated statements of changes in stockholders’ equity for fiscal years ended December 31, 2021, 2020 and 2019; and (vi) the notes to the consolidated financial statements.

104	Cover Page Interactive Data File, formatted in inline XBRL and contained in Exhibit 101.

* Management contracts or compensatory plans/arrangements.

Item 16.     FORM 10-K SUMMARY

None.
NCR Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2021
Allowance for doubtful accounts	$51	$2	$—	$29	$24
Deferred tax asset valuation allowance	$341	$45	$21	$39	$368

Year Ended December 31, 2020
Allowance for doubtful accounts	$44	$33	$—	$26	$51
Deferred tax asset valuation allowance	$352	$26	$10	$47	$341

Year Ended December 31, 2019
Allowance for doubtful accounts	$31	$24	$—	$11	$44
Deferred tax asset valuation allowance	$485	$23	$—	$156	$352

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	February 25, 2022	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Senior Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ Frank R. Martire	Executive Chairman
Frank R. Martire

	/s/ Michael D. Hayford	Chief Executive Officer and Director
	Michael D. Hayford	(Principal Executive Officer)

	/s/ Timothy C. Oliver	Senior Executive Vice President and Chief Financial Officer
	Timothy C. Oliver	(Principal Financial Officer)

	/s/ Beth A. Potter	Chief Accounting Officer
	Beth A. Potter	(Principal Accounting Officer)

	/s/ Mark W. Begor	Director
Mark W. Begor

	/s/ Gregory Blank	Director
Gregory Blank

	/s/ Catherine L. Burke	Director
Catherine L. Burke

	/s/ Deborah A. Farrington	Director
Deborah A. Farrington

	/s/ Georgette D. Kiser	Director
Georgette D. Kiser

	/s/ Kirk T. Larsen	Director
Kirk T. Larsen

	/s/ Martin Mucci	Director
Martin Mucci

Date:	February 25, 2022