Form 10-Q
period 2022-03-31
NCR CORP
filed 2022-04-29
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of April 15, 2022, there were approximately 136.6 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2022	2021
Product revenue	$516	$482
Service revenue	1,350	1,062
Total revenue	1,866	1,544
Cost of products	492	408
Cost of services	963	722
Selling, general and administrative expenses	313	238
Research and development expenses	65	66
Total operating expenses	1,833	1,434
Income (loss) from operations	33	110
Interest expense	(63)	(45)
Other income (expense), net	9	(17)
Income (loss) from continuing operations before income taxes	(21)	48
Income tax expense (benefit)	13	17
Income (loss) from continuing operations	(34)	31
Loss from discontinued operations, net of tax	(1)	—
Net income (loss)	(35)	31
Net income (loss) attributable to noncontrolling interests	(1)	1
Net income (loss) attributable to NCR	$(34)	$30
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$(33)	$30
Series A convertible preferred stock dividends	(4)	(4)
Income (loss) from continuing operations attributable to NCR common stockholders	(37)	26
Loss from discontinued operations, net of tax	(1)	—
Net income (loss) attributable to NCR common stockholders	$(38)	$26
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$(0.27)	$0.20
Diluted	$(0.27)	$0.19
Net income (loss) per common share
Basic	$(0.28)	$0.20
Diluted	$(0.28)	$0.19
Weighted average common shares outstanding
Basic	135.7	130.0
Diluted	135.7	134.7
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2022	2021
Net income (loss)	$(35)	$31
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (loss)	(26)	(7)
Derivatives
Unrealized gains (loss) on derivatives	57	—
Loss (gains) on derivatives recognized during the period	1	—
Less income tax	(13)	—
Employee benefit plans
Amortization of prior service cost (benefit)	(1)	(1)
Less income tax	—	—
Other comprehensive income (loss)	18	(8)
Total comprehensive income (loss)	(17)	23
Less comprehensive income attributable to noncontrolling interests:
Net income (loss)	(1)	1
Currency translation losses	—	—
Amounts attributable to noncontrolling interests	(1)	1
Comprehensive income (loss) attributable to NCR	$(16)	$22
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$412	$447
Accounts receivable, net of allowances of $26 and $24 as of March 31, 2022 and December 31, 2021, respectively	1,071	959
Inventories	805	754
Restricted cash	273	295
Other current assets	415	421
Total current assets	2,976	2,876
Property, plant and equipment, net	680	703
Goodwill	4,570	4,519
Intangibles, net	1,309	1,316
Operating lease assets	395	419
Prepaid pension cost	294	300
Deferred income taxes	716	732
Other assets	775	776
Total assets	$11,715	$11,641
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$83	$57
Accounts payable	901	826
Payroll and benefits liabilities	229	389
Contract liabilities	625	516
Settlement liabilities	235	263
Other current liabilities	757	757
Total current liabilities	2,830	2,808
Long-term debt	5,516	5,505
Pension and indemnity plan liabilities	773	789
Postretirement and postemployment benefits liabilities	119	119
Income tax accruals	115	116
Operating lease liabilities	375	388
Other liabilities	388	383
Total liabilities	10,116	10,108
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; redemption amount and liquidation preference of $276 as of March 31, 2022 and December 31, 2021, respectively	274	274
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 136.3 and 132.2 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Paid-in capital	602	515
Retained earnings	993	1,031
Accumulated other comprehensive loss	(273)	(291)
Total NCR stockholders’ equity	1,323	1,256
Noncontrolling interests in subsidiaries	2	3
Total stockholders’ equity	1,325	1,259
Total liabilities and stockholders’ equity	$11,715	$11,641
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2022	2021
Operating activities
Net income (loss)	$(35)	$31
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	1	—
Depreciation and amortization	147	92
Stock-based compensation expense	34	44
Deferred income taxes	4	7
Loss (gain) on disposal of property, plant and equipment	2	—
Changes in assets and liabilities, net of effects of business acquired:
Receivables	(129)	(91)
Inventories	(77)	(17)
Current payables and accrued expenses	(63)	34
Contract liabilities	105	74
Employee benefit plans	(8)	(10)
Other assets and liabilities	57	(9)
Net cash provided by operating activities	$38	$155
Investing activities
Expenditures for property, plant and equipment	$(15)	$(10)
Additions to capitalized software	(65)	(51)
Business acquisitions, net of cash acquired	(1)	(157)
Purchases of short-term investments	—	(5)
Proceeds from sales of short-term investments	—	5
Other investing activities, net	(5)	—
Net cash used in investing activities	$(86)	$(218)
Financing activities
Short term borrowings, net	$2	$—
Payments on term credit facilities	(2)	(8)
Payments on revolving credit facilities	(279)	(318)
Borrowings on revolving credit facilities	312	448
Debt issuance costs and bridge commitment fees	—	(1)
Cash dividend paid for Series A preferred shares dividends	(4)	(4)
Proceeds from employee stock plans	6	8
Tax withholding payments on behalf of employees	(36)	(22)
Net change in client funds obligations	6	—
Principal payments for finance lease obligations	(4)	(4)
Other financing activities	—	(1)
Net cash provided by financing activities	$1	$98
Cash flows from discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	(4)	(44)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(6)
Increase in cash, cash equivalents, and restricted cash	(57)	(15)
Cash, cash equivalents and restricted cash at beginning of period	749	406
Cash, cash equivalents and restricted cash at end of period	$692	$391

Supplemental disclosures of noncash investing and financing activities During the three months ended March 31, 2022, we issued shares of the Company's common stock and assumed unvested outstanding option awards in the acquisition of Moon Inc., dba LibertyX, for total non-cash consideration of $68 million. In connection with the acquisition, we also assumed debt of $2 million. Refer to Note 2, “Business Combinations”, for additional information on the LibertyX acquisition.

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2021	132	$1	$515	$1,031	$(291)	$3	$1,259
Comprehensive income:
Net income	—	—	—	(34)	—	(1)	(35)
Other comprehensive income (loss)	—	—	—	—	18	—	18
Total comprehensive income (loss)	—	—	—	(34)	18	(1)	(17)
Employee stock purchase and stock compensation plans	3	—	19	—	—	—	19
Stock issued in acquisition of LibertyX	1	—	68	—	—	—	68
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2022	136	$1	$602	$993	$(273)	$2	$1,325
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited) - (Continued)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2020	129	$1	$368	$950	$(271)	$3	$1,051
Comprehensive income:
Net income	—	—	—	30	—	1	31
Other comprehensive income (loss)	—	—	—	—	(8)	—	(8)
Total comprehensive income (loss)	—	—	—	30	(8)	1	23
Employee stock purchase and stock compensation plans	2	—	30	—	—	—	30
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Repurchase of Common Stock	—	—	—	—	—	—	—
March 31, 2021	131	$1	$398	$976	$(279)	$4	$1,100
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (“NCR”, the “Company”, “we” or “us”) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2021 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2021.

Change in reportable segments Effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. The reportable segments effective January 1, 2022 include: Payments & Network, Digital Banking, Self-Service Banking, Retail, and Hospitality. Additionally, effective January 1, 2022, the Company manages Corporate & Other, which includes income and expenses that are not specifically attributable to an individual reportable segment and thus will be reflected only in consolidated results, as well as our Telecommunications & Technology business, an immaterial operating segment. We have reclassified prior period segment disclosures to conform to current period presentation. Refer to Note 4, “Segment Information and Concentrations”, for additional information on our reportable segments.

Conflict in Eastern Europe The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to orderly wind down our operations in Russia beginning in the first quarter of 2022. As a result of these actions, the operations of the business in Russia were significantly reduced, and our results for the three months ending March 31, 2022 reflect the impact of the impairment and write down of the assets and liabilities of the entity, severance charges, and the assessment of collectability on revenue recognition. We recognized a loss of $19 million for the three months ending March 31, 2022 related to these actions, recognized primarily in Cost of products, Cost of services and Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported.

Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing variants of the novel coronavirus (COVID-19) pandemic, macroeconomic pressures and geopolitical challenges. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of the pandemic, supply chain challenges and cost escalations including materials, interest, labor and freight, and any additional governmental and public actions taken in response. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects of COVID-19 and other external factors. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. No matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure other than subsequent events disclosed within the notes to the Condensed Consolidated Financial Statements.

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

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions		March 31
	Balance Sheet Location	2022	2021
Cash and cash equivalents	Cash and cash equivalents	$412	$319
Long term restricted cash	Other assets	7	8
Funds held for client	Restricted cash	54	44
Cash included in settlement processing assets	Restricted cash	219	20
Total cash, cash equivalents and restricted cash		$692	$391

Contract Assets and Liabilities The following table presents the net contract asset and contract liability balances as of March 31, 2022 and December 31, 2021.

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2022	December 31, 2021
Current portion of contract liabilities	Contract liabilities	$625	$516
Non-current portion of contract liabilities	Other liabilities	$65	$69

During the three months ended March 31, 2022, the Company recognized $228 million in revenue that was included in contract liabilities as of December 31, 2021. During the three months ended March 31, 2021 the Company recognized $255 million in revenue that was included in contract liabilities as of December 31, 2020.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.2 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made three elections which affect the value of remaining performance obligations described above. We do

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, with new guidance for convertible preferred stock, which eliminates considerations related to the beneficial conversion feature model. The standard also requires an average stock price when calculating the denominator for diluted earnings per share to be used for stock units where the settlement of the number of shares is based on the stock price. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption was permitted no earlier than fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, with new guidance for freestanding equity-classified written call options. The new guidance requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

Accounting Pronouncements Issued But Not Yet Adopted

In October 2021, the FASB issued accounting standards update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, with new guidance for contract assets and contract liabilities acquired in a business combination. The new guidance requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The accounting standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective date. The adoption of this accounting standards update is not expected to have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

Although there are several other new accounting pronouncements issued by FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial statements.

2. BUSINESS COMBINATIONS

Acquisition of LibertyX

On January 5, 2022, NCR completed its acquisition of Moon Inc., dba LibertyX, a leading cryptocurrency software provider, with the goal of enabling NCR to provide a complete digital currency solution, including the ability to buy and sell cryptocurrency, conduct cross-border remittance, and accept digital currency payments across digital and physical channels. We purchased all outstanding shares of LibertyX for $1 million cash consideration and approximately 1.4 million shares of the Company's common stock at a price of $42.13 per share. The Company also converted approximately 0.2 million outstanding unvested LibertyX option awards into NCR awards pursuant to an exchange ratio as defined in the acquisition agreement. LibertyX stock option awards were converted into NCR stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
by the exchange ratio, and vested immediately. The value of the option awards was deemed attributable to services already rendered and was included as a portion of the purchase price. Total purchase consideration for the LibertyX acquisition was approximately $69 million. As a result of the acquisition, LibertyX became a wholly-owned subsidiary of NCR.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below. The provisional amounts for intangible assets are based on third-party valuations performed. The allocation of the purchase price is provisional as of March 31, 2022 and may be subject to future adjustments, within the measurement period, as the Company obtains additional information to finalize the accounting for the business combination, including additional refinement to finalize valuations, among other items. The preliminary allocation of the purchase price is as follows:

In millions	Fair Value
Cash acquired	$2
Tangible assets acquired	3
Acquired intangible assets other than goodwill	38
Acquired goodwill	41
Deferred tax liabilities	(11)
Liabilities assumed	(4)
Total purchase consideration	$69

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisition consists of revenue and cost synergies expected from combining the operations of NCR and LibertyX and is not deductible for tax purposes. The goodwill arising from the LibertyX acquisition has been allocated to our Payments & Network segment. Refer to Note 3, “Goodwill and Purchased Intangible Assets”, for the carrying amounts of goodwill by segment.

The following table sets forth the components of the intangible assets acquired as of the acquisition date:

	Fair Value	Weighted Average Amortization Period (1)
	(In millions)	(In years)
Direct customer relationships	$5	10
Technology - Software	30	13
Non-compete	1	1
Tradenames	2	2
Total acquired intangible assets	$38
(1) Determination of the weighted average period of the individual categories of intangible assets was based on the nature of applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

The operating results of LibertyX have been included within NCR's results since the closing date of the acquisition. Supplemental pro forma information and actual revenue and earnings since the acquisition date have not been provided as the acquisition did not have a material impact on the Company's Condensed Consolidated Statements of Operations.

Acquisition of Cardtronics plc (2021)

On June 21, 2021, NCR acquired all outstanding shares of Cardtronics plc (“Cardtronics”) for $39.00 per share (the “Cardtronics Transaction”). The fair value of consideration transferred to acquire Cardtronics was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The valuation of assets acquired and liabilities assumed is subject to revision. If additional information becomes available, the Company may further revise the purchase price allocation as soon as practical, but no later than one year from the acquisition date; however, material changes are not excepted. There have been no material adjustments to the allocation of purchase price since December 31, 2021.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment As described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. In connection with the change in reportable segments, during the first quarter of 2022, the Company determined its reporting units and then assigned goodwill to the new reporting units based on the relative fair value allocation approach. We have reclassified prior period goodwill disclosures to conform to the current period presentation.

The carrying amounts of goodwill by segment as of March 31, 2022 and December 31, 2021 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2021						March 31, 2022
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Payments & Network	$988	$—	$988	$45	$—	$2	$1,035	$—	$1,035
Digital Banking	595	—	595	—	—	1	596	—	596
Self-Service Banking	1,635	(101)	1,534	—	—	4	1,639	(101)	1,538
Retail	1,015	(34)	981	—	—	(1)	1,014	(34)	980
Hospitality	292	(23)	269	—	—	—	292	(23)	269
Other(1)	163	(11)	152	—	—	—	163	(11)	152
Total goodwill	$4,688	$(169)	$4,519	$45	$—	$6	$4,739	$(169)	$4,570

(1) Other segment includes the goodwill associated with our Technology & Telecommunications reporting unit.

Additions during the first quarter of 2022 include immaterial purchase accounting adjustments related to the Cardtronics acquisition as well as the goodwill acquired through the LibertyX transaction on January 5, 2022. For additional information on these business combinations, refer to Note 2, “Business Combinations”.

Due to the change in reportable segments, management performed an interim goodwill impairment analysis immediately before and as of the effective date of January 1, 2022. The assessment as of December 31, 2021 was performed based on a qualitative assessment of the historical Banking, Retail, Hospitality and Telecommunications & Technology reporting units. No impairment was identified. The assessment as of January 1, 2022 was performed using a weighted combination of both guideline public company and discounted cash flow valuation methods. This assessment included, but was not limited to, our consideration of the potential impacts of the COVID-19 pandemic to the current and future cash flows as well as macroeconomic conditions, industry and market considerations, and financial performance, including forecasted revenue, earnings and capital expenditures of each reporting unit. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. However, if the actual results differ from our expectations for any of our reporting units, there is a possibility we would have to perform additional interim impairment tests, which could lead to an impairment of goodwill or other assets.

Identifiable Intangible Assets NCR's purchased intangible assets, reported in Intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	March 31, 2022		December 31, 2021
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$1,127	$(409)	$1,126	$(391)
Intellectual property	2 - 8	1,041	(495)	1,008	(474)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	130	(85)	130	(83)
Total identifiable intangible assets		$2,387	$(1,078)	$2,353	$(1,037)

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Amortization expense related to identifiable intangible assets was $41 million and $20 million for the three months ended March 31, 2022 and 2021, respectively. The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2022	2023	2024	2025	2026	2027
Amortization expense	$133	$174	$163	$151	$141	$125

4. SEGMENT INFORMATION AND CONCENTRATIONS

As described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. We have reclassified prior period segment disclosures to conform to the current period presentation. As a result of the change, the Company manages and reports the following segments:

•Payments & Network - We provide a cost-effective way for financial institutions, fintechs, and neobanks to reach and serve their customers through our network of automated teller machines ("ATMs") and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our Allpoint retail-based ATM network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via NCRPay360. We also provide ATM branding, management and services to financial institutions and businesses.

•Digital Banking - NCR Digital Banking helps financial institutions implement their digital-first platform strategy by providing solutions for account opening, account management, transaction processing, imaging, and branch services to enable financial institutions to offer a compelling customer experience.

•Self-Service Banking - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services.

•Retail - We offer software-led solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions include retail-oriented technologies such as comprehensive API-point of sale retail software platforms and applications, hardware terminals, self-service kiosks including self-checkout ("SCO"), payment processing solutions, and bar-code scanners.

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

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment along with any immaterial operating segment(s).

Eliminations includes revenues from contracts with customers and the related costs that are reported in the Payments & Network segment as well as in the Retail or Hospitality segments, including merchant acquiring services that are monetized via payments.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles, restructuring charges, among others. The special items are considered non-operational so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported GAAP net income (loss) from continuing operations attributable to NCR.

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to orderly wind down our operations in Russia beginning in the first quarter of 2022. As a result, for the three months ending March 31, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a special item and management has reviewed the results of its business segments excluding these impacts. We have not adjusted the presentation of the prior year period due to the immaterial impact of Russia to income from continuing operations for the three months ended March 31, 2021.

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
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended March 31
	2022	2021
Revenue by segment
Payments & Network	$299	$22
Digital Banking	136	123
Self-Service Banking	611	628
Retail	546	520
Hospitality	211	179
Other	68	77
Eliminations	(8)	(5)
Total segment revenue	$1,863	$1,544
Other adjustment (1)	3	—
Consolidated revenue	$1,866	$1,544

Adjusted EBITDA by segment
Payments & Network	$98	$3
Digital Banking	56	54
Self-Service Banking	112	137
Retail	67	98
Hospitality	41	36
Corporate and Other	(97)	(67)
Eliminations	(6)	(3)
Total Adjusted EBITDA	$271	$258
(1) Other adjustment reflects the revenue attributable to the Company's operations in Russia for the three months ending March 31, 2022 that were excluded from management's measure of revenue due to our announcement to suspend sales to Russia and anticipated orderly wind down of our operations in Russia. The revenue attributable to the Russia operations for the prior period of $8 million are included in the respective segments.
For the three months ended March 31, 2022, the operations of Cardtronics are included in the Payments & Network and Self-Service Banking segments.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA:

In millions	Three months ended March 31
	2022	2021
Net income (loss) from continuing operations attributable to NCR	$(33)	$30
Transformation costs	27	8
Acquisition-related amortization of intangibles	41	20
Acquisition-related costs	5	27
Interest expense	63	45
Interest income	(1)	(3)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	103	70
Income tax expense (benefit)	13	17
Stock-based compensation expense	34	44
Russia	19	—
Total Adjusted EBITDA	$271	$258

The following table presents revenue by geography for NCR:

In millions	Three months ended March 31
	2022	2021
Americas	$1,181	$929
Europe, Middle East and Africa (EMEA)	466	417
Asia Pacific (APJ)	219	198
Total revenue	$1,866	$1,544

The following table presents the recurring revenue for NCR:

In millions	Three months ended March 31
	2022	2021
Recurring revenue (1)	$1,179	$874
All other products and services	687	670
Total revenue	$1,866	$1,544

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	March 31, 2022		December 31, 2021
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$81	2.31%	$56	2.63%
Other (1)	2	2.13%	1	2.13%
Total short-term borrowings	$83		$57
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$1,857	2.47%	$1,884	2.63%
Revolving credit facility (1)	415	2.54%	380	2.36%
Senior notes:
5.750% Senior Notes due 2027	500		500
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		1,200
6.125% Senior Notes due 2029	500		500
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(57)		(60)
Other (1)	1	6.60%	1	6.62%
Total long-term debt	$5,516		$5,505

(1)    Interest rates are weighted-average interest rates as of March 31, 2022 and December 31, 2021.

Senior Secured Credit Facility The Company is party to a Senior Secured Credit Facility, which provides for a senior secured term loan A facility in an aggregate principal amount of $1.305 billion (the “TLA Facility”), a senior secured term loan B facility in an aggregate principal amount of $750 million (the “TLB Facility” and together with the TLA Facility, the “Term Loan Facilities”), and a revolving credit facility with commitments in an initial aggregate principal amount of $1.3 billion (the “Revolving Credit Facility”).

As of March 31, 2022, $1.938 billion remained outstanding under the Term Loan Facilities. Additionally, as of March 31, 2022, there was $415 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and, as of March 31, 2022, outstanding letters of credit were $24 million. Our borrowing capacity under our Revolving Credit Facility was $861 million at March 31, 2022.

The outstanding principal balance of the TLB Facility is required to be repaid in equal quarterly installments of  0.25% of the original aggregate principal amount thereof that began with the fiscal quarter ended December 31, 2019, with the balance being due at maturity on August 28, 2026 (the “TLB Maturity Date”).

The outstanding principal balance of the TLA Facility is required to be repaid in equal quarterly installments of 1.875% of the original aggregate principal amount thereof, that began with the fiscal quarter ended September 30, 2021, with the balance being due at maturity on the earlier of (a) June 21, 2026 and (b) unless the loans under TLB Facility have been repaid prior to such date, the date that is 91 days prior to the TLB Maturity Date.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s domestic material subsidiaries including the Guarantor Subsidiary and certain domestic subsidiaries acquired through the Cardtronics Transaction (collectively, the “Cardtronics Guarantors” and together with the Guarantor Subsidiary, the “Guarantors”). The obligations under the Senior Secured Credit Facility and the above described guarantee are secured by a first priority lien and security interest in certain equity interests owned by the Company and the Guarantors in certain of their respective domestic and foreign subsidiaries, and a first priority lien and security interest in substantially all of the assets of the Company and the Guarantors, subject to certain exclusions. These security interests would be released if the Company achieves an “investment grade” rating and will remain released so long as the Company maintains an “investment grade” rating.
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
Senior Unsecured Notes The Company’s senior unsecured notes are guaranteed by the Guarantors, which have guaranteed fully and unconditionally the obligations to pay principal and interest for the Company’s senior unsecured notes. The terms of the indentures for the Company’s senior unsecured notes limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional debt or issue redeemable preferred stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of the Company's subsidiaries to pay dividends to the Company; enter into affiliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's or such subsidiaries' assets.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2022 and December 31, 2021 was $5.54 billion and $5.74 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. TRADE RECEIVABLES FACILITY

The Company continues to maintain its trade receivables facility (the “T/R Facility”) with PNC Bank, National Association (“PNC”), which allows the Company's wholly-owned, bankruptcy remote subsidiary, NCR Receivables LLC (the “U.S. SPE”), to sell certain trade receivables on a revolving basis to PNC and the other unaffiliated purchasers participating in the T/R Facility. The T/R Facility, as amended, became effective September 30, 2021 and has a term of two years, which the Company and the U.S. SPE intend to renew.

Under the T/R Facility, the Company and certain United States and Canadian operating subsidiaries of the Company continuously sell their trade receivables as they are originated to the U.S. SPE and a Canadian bankruptcy-remote special purpose entity (collectively, the “SPEs”), as applicable. None of the assets or credit of either SPE is available to satisfy the debts and obligations owed to the creditors of the Company or any other person until the obligations of the SPEs under the T/R Facility have been satisfied. The Company controls and therefore consolidates the SPEs in its condensed consolidated financial statements.

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to PNC and the other unaffiliated purchasers such that the total outstanding balance of trade receivables sold can be up to $300 million at any point in time, which is the maximum purchase commitment of PNC and the other unaffiliated purchasers. The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment of $300 million. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE to PNC and the other unaffiliated purchasers is approximately $300 million as of March 31, 2022 and December 31, 2021. Excluding the trade receivables sold to PNC and other unaffiliated purchasers, the SPEs collectively owned $326 million and $228 million of trade receivable as of March 31,

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
2022 and December 31, 2021, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Continuous cash activity related to the T/R Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to PNC and the other unaffiliated purchasers participating in the T/R Facility. Those fees, which are immaterial, are recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of PNC and the other unaffiliated purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold to PNC or the other unaffiliated purchasers. The reserve recognized for this recourse obligation as of March 31, 2022 is not material.

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

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $13 million for the three months ended March 31, 2022 compared to income tax expense of $17 million for the three months ended March 31, 2021. The change was primarily driven by a pre-tax book loss offset by the removal of tax benefit in certain foreign jurisdictions where the benefit will not be realized. Additionally, during the three months ended March 31, 2022, the Company did not recognize any material discrete tax consistent with the three months ended March 31, 2021.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of March 31, 2022, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $5 million to $13 million in the next 12 months.

8. STOCK COMPENSATION PLANS

As of March 31, 2022, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended March 31
	2022	2021
Restricted stock units	$26	$36
Stock options	5	6
Employee stock purchase plan	3	2
Stock-based compensation expense	34	44
Tax benefit	(4)	(5)
Stock-based compensation expense (net of tax)	$30	$39
Stock-based compensation expense is recognized in the financial statements based upon fair value.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
On February 25, 2022, the Company granted market-based restricted stock units with 100% of the award vesting on December 31, 2024. The number of awards that vest are subject to the performance of the Company's stock price from the date of grant to December 31, 2024. The fair value was determined to be $57.67 based on using a Monte-Carlo simulation model and will be recognized over the requisite service period. The table below details the assumptions used in determining the fair value of the market-based restricted stock units.

Dividend yield	—%
Risk-free interest rate	1.73%
Expected volatility	59.26%

Expected volatility for the market-based restricted stock units is calculated as the historical volatility of the Company’s stock over a period of three years, as management believes this is the best representation of prospective trends. The risk-free interest rate was determined based on a three year U.S. Treasury yield curve in effect at the time of the grant.

As of March 31, 2022, the total unrecognized compensation cost of $228 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.2 years. As of March 31, 2022, the total unrecognized compensation cost of $15 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 0.5 years.

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

For the three months ended March 31, 2022, employees purchased 0.3 million shares, at a discounted price of $34.16. For the three months ended March 31, 2021, employees purchased 0.2 million shares, at a discounted price of $30.82.

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2022	2021	2022	2021	2022	2021
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	10	$9	3	2	13	11
Expected return on plan assets	(17)	(8)	(7)	(6)	(24)	(14)
Amortization of prior service cost	—	$—	—	—	—	—
Net periodic benefit cost (income)	$(7)	$1	$(3)	$(3)	$(10)	$(2)

Net postretirement benefit was zero for the three months ending March 31, 2022 and 2021.
Components of the net cost of the postemployment plan for the following periods were:

	Three months ended March 31
In millions	2022	2021
Net service cost	$13	$6
Interest cost	1	1
Amortization of:
Prior service benefit	(1)	(1)
Actuarial gain	—	—
Net benefit cost	$13	$6

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Employer Contributions

Pension For the three months ended March 31, 2022, NCR contributed $4 million to its international pension plans. NCR anticipates contributing an additional $13 million to its international pension plans for a total of $17 million in 2022.

Postretirement For the three months ended March 31, 2022, NCR made no contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $1 million to its U.S. postretirement plan for a total of $1 million in 2022.
Postemployment For the three months ended March 31, 2022, NCR contributed $7 million to its postemployment plan. NCR anticipates contributing an additional $23 million to its postemployment plan for a total of $30 million in 2022.

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

The United States Environmental Protection Agency (“USEPA”) and Wisconsin Department of Natural Resources (together, “the Governments”) developed clean-up plans for the upper and lower parts of the Fox River and for portions of the Bay of

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Green Bay. On November 13, 2007, the Governments issued a unilateral administrative order (the “2007 Order”) under CERCLA to the eight original PRPs, requiring them to perform remedial work under the Governments’ clean-up plan for the lower parts of the river (operable units 2 through 5). In April 2009, NCR and API formed a limited liability company (the “LLC”), which entered into an agreement with an environmental remediation contractor to perform the work at the Fox River site. In-water dredging and remediation under the clean-up plan commenced shortly thereafter.

NCR and API, along with B.A.T Industries p.l.c. (“BAT”), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (“NRD”) based upon a 1998 agreement (the “Cost Sharing Agreement”), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the “Funding Agreement”). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of March 31, 2022 and December 31, 2021, the receivable under the Funding Agreement was approximately $54 million and was included in Other assets in the Condensed Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

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
While it is possible there could be additional changes to some elements of the reserve over upcoming periods, all in river-remediation, site demolition and site decommissioning have been completed. Final reporting and site completion certification is expected this year. Nonetheless, there can be no assurance that unexpected expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of March 31, 2022 and December 31, 2021, the gross reserve for the Fox River matter was approximately $4 million. As of March 31, 2022 and December 31, 2021, the net reserve for the Fox River matter was approximately $26 million. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of March 31, 2022 and December 31, 2021, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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
As of March 31, 2022 and December 31, 2021, the total reserve for Kalamazoo was $96 million and $99 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors' and indemnitors' obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $150 million and the Company will continue to pursue such contribution.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
verifiable, it is possible that the reserve the Company has taken to discontinued operations reflected in this paragraph could more than approximately double the reflected reserve.

Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of March 31, 2022, NCR had disposed of approximately 68% of its lower-concentration wastes and approximately 47% of its higher-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. The government has given its final approvals, and the Company started to dispose of the high-concentration wastes in 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company adjusted its existing reserve for the matter to take into account this cost estimate. The reserve as of March 31, 2022 and December 31, 2021 is $15 million and $16 million, respectively. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through March 31, 2022, NCR has received a combined gross total of approximately $205 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but is currently in settlement discussions with certain carriers over amounts potentially owed to the Company. In December 2021, the Company recovered approximately $3 million as a result of those discussions. Settlement discussions are continuing with the remaining carriers. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of March 31, 2022 and December 31, 2021, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2022	2021
Warranty reserve liability
Beginning balance as of January 1	$19	$18
Accruals for warranties issued	5	7
Settlements (in cash or in kind)	(7)	(7)
Ending balance as of March 31	$17	$18

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

11. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended March 31, 2022 and 2021, the Company paid cash dividends of $4 million.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of March 31, 2022 and December 31, 2021, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million shares.

Table of Content
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

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2022	2021
Numerator:
Income (loss) from continuing operations	$(33)	$30
Dividends on Series A Convertible Preferred Stock	(4)	(4)
Income (loss) from continuing operations attributable to NCR common stockholders	(37)	26
Loss from discontinued operations, net of tax	(1)	—
Net income (loss) attributable to NCR common stockholders	$(38)	$26

Denominator:
Basic weighted average number of shares outstanding	135.7	130.0

Basic earnings per share:
From continuing operations	$(0.27)	$0.20
From discontinued operations	(0.01)	—
Total basic earnings per share	$(0.28)	$0.20

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2022	2021
Numerator:
Income (loss) from continuing operations	$(33)	$30
Dividends on Series A Convertible Preferred Stock	(4)	(4)
Income (loss) from continuing operations attributable to NCR common stockholders	(37)	26
Loss from discontinued operations, net of tax	(1)	—
Net income (loss) attributable to NCR common stockholders	$(38)	$26

Denominator:
Basic weighted average number of shares outstanding	135.7	130.0
Dilutive effect of restricted stock units and stock options	—	4.7
Weighted average diluted shares	135.7	134.7

Diluted earnings per share:
From continuing operations	$(0.27)	$0.19
From discontinued operations	(0.01)	—
Total diluted earnings per share	$(0.28)	$0.19

For the three months ended March 31, 2022, due to the net loss attributable to NCR common stockholders, potential common shares that would cause dilution, such as Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 9.2 million for the as-if converted Series A Convertible Preferred Stock because the effect would be anti-dilutive. Additionally, weighted average restricted stock units and stock options of 11.2 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

13. DERIVATIVES AND HEDGING INSTRUMENTS

NCR is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We manage interest rate risk associated with our vault cash rental obligations and floating rate-debt by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. The Company uses interest rate cap agreements or interest rate swap contracts (“Interest Rate Derivatives”) to manage differences in the amount, timing and duration of known or expected cash payments related to our existing TLA Facility and vault cash agreements.

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

Table of Content
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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of March 31, 2022 and December 31, 2021, the balance in AOCI related to foreign exchange derivative transactions was zero.

We also utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change.

Interest Rate Risk The Company designates Interest Rate Derivative contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.

We utilize interest rate swap contracts or interest rate cap agreements to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to Interest Rate Derivatives are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

In January 2022, the Company executed a $250 million notional amount interest rate swap contract terminating on January 1, 2025. The interest rate swap contract has a fixed rate of 1.43% and has been designated as a cash flow hedge of floating interest rate cost associated with the Company's U.S. Dollar vault cash agreements.

In March 2022, the Company terminated the outstanding $2 billion notional amount interest rate cap agreements maturing in 2024 for proceeds of $64 million. The gains will be recognized ratably through July 1, 2024, corresponding to the term of the original interest rate cap agreements.

In March 2022, the Company executed $2.2 billion aggregate notional amount interest rate swap contracts that began April 1, 2022 and terminate April 1, 2025. These interest rate swap contracts have fixed rates ranging from 2.078% to 2.443%, and have been designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar and U.K. Pound Sterling vault cash agreements and TLA Facility.

At March 31, 2022, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in Accumulated other comprehensive income related to these derivatives will be reclassified to Interest expense and Cost of services as payments are made on the Company’s variable-rate debt and vault cash rental obligations, respectively. As of March 31, 2022 and December 31, 2021, the balance in AOCI related to Interest Rate Derivatives was $53 million and $8 million, respectively.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2022
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other assets	$2,250	$23	Other current liabilities	$196	$13
Total derivatives designated as hedging instruments			$23			$13
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$224	$1	Other current liabilities	$459	$3
Total derivatives not designated as hedging instruments			$1			$3
Total derivatives			$24			$16

	Fair Values of Derivative Instruments
	December 31, 2021
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$2,000	$18	Other liabilities	$—	$—
Total derivatives designated as hedging instruments			$18			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$278	$1	Other current liabilities	$396	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$19			$1

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2022	For the three months ended March 31, 2021	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Interest rate contracts	$57	$—	Cost of services	$1	$—

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended March 31
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2022	2021
Foreign exchange contracts	Other income (expense), net	$(6)	$(15)

Refer to Note 14, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2022 and December 31, 2021, we did not have any major concentration of credit risk related to financial instruments.

14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are set forth as follows:

	March 31, 2022
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$17	$17	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate swap agreements (3)	23	—	23	—
Total	$41	$17	$24	$—
Liabilities:
Interest rate swap agreements (4)	$13	$—	$13	$—
Foreign exchange contracts (4)	3	—	3	—
Total	$16	$—	$16	$—

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	December 31, 2021
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$17	$17	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate cap agreements (3)	18	—	18	—
Total	$36	$17	$19	$—
Liabilities:
Foreign exchange contracts (4)	$1	$—	$1	$—
Total	$1	$—	$1	$—

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

Interest Rate Swap and Cap Agreements In order to add stability to interest expense and operating costs and to manage exposure to interest rate movements the Company utilizes interest rate swap contracts and interest rate cap agreements as part of its interest rate risk management strategy. The interest rate cap agreements are valued using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The interest rate swap contracts are valued using an income model based on disparity between variable and fixed interest rates, the scheduled balance of underlying principal outstanding, yield curves, and other information readily available in the market. As such, the interest rate swap contracts and interest rate cap agreements are classified in Level 2 of the fair value hierarchy.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of March 31, 2022, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three months ended March 31, 2022 and 2021.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2021	$(275)	$(24)	$8	$(291)
Other comprehensive income (loss) before reclassifications	(26)	—	44	18
Amounts reclassified from AOCI	—	(1)	1	—
Net current period other comprehensive (loss) income	(26)	(1)	45	18
Balance as of March 31, 2022	$(301)	$(25)	$53	$(273)

Reclassifications Out of AOCI

For the three months ended March 31, 2022
Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	1	—
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Total before tax	$—	$(1)	$1	$—
Tax expense				—
Total reclassifications, net of tax				$—

	For the three months ended March 31, 2021
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	—	(1)
Total before tax	$—	$(1)	$—	$(1)
Tax expense				—
Total reclassifications, net of tax				$(1)

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	March 31, 2022	December 31, 2021
Accounts receivable
Trade	$1,049	$939
Other	48	44
Accounts receivable, gross	1,097	983
Less: allowance for credit losses	(26)	(24)
Total accounts receivable, net	$1,071	$959
Our allowance for credit losses as of March 31, 2022 and December 31, 2021 was $26 million and $24 million, respectively. The impact to our allowance for credit losses for the three months ended March 31, 2022 was an expense of $4 million. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable, risks to specific industries or countries, as well as the COVID-19 pandemic, and adjust the reserves accordingly. Our allowance for credit losses charged to expense for the three months ended March 31, 2021 was zero. The Company recorded write-offs against the reserve for the three months ended March 31, 2022 and 2021 of $2 million and $12 million, respectively.
The components of inventory are summarized as follows:

In millions	March 31, 2022	December 31, 2021
Inventories
Work in process and raw materials	$176	$184
Finished goods	241	185
Service parts	388	385
Total inventories	$805	$754

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1. Financial Statements of this Form 10-Q and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

Our discussion within MD&A is organized as follows:

•Overview. This section contains background information on our company, summary of significant themes and events during the quarter as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three months ended March 31, 2022 to the results for the three months ended March 31, 2021.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at March 31, 2022.

OVERVIEW

BUSINESS OVERVIEW

NCR Corporation (“NCR”, the “Company”, “we” or “us”) was originally incorporated in 1884 and is a software- and services-led enterprise technology provider that runs stores, restaurants and self-directed banking for our customers, which includes businesses of all sizes. NCR is a global company that is headquartered in Atlanta, Georgia. Our software platform, which runs in the cloud and includes microservices and APIs that integrate with our customers' systems, and our NCR-as-a-Service solutions bring together all of the capabilities and competencies of NCR to power the technology to run our customers’ operations. Our portfolio includes digital first software and services offerings for banking, retailers and restaurants, as well as payments processing and networks, multi-vendor connected device services, automated teller machines (“ATMs”), self-checkout (“SCO”), point of sale (“POS”) terminals and other self-service technologies. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sector. Our solutions are designed to support our transition to becoming a software platform and payments company.

Effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. The reportable segments effective January 1, 2022 include: Payments & Network, Digital Banking, Self-Service Banking, Retail, and Hospitality.

•Payments & Network - We provide a cost-effective way for financial institutions, fintechs, and neobanks to reach and serve their customers through our network of automated teller machines ("ATMs") and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our Allpoint retail-based ATM network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via NCRPay360. We also provide ATM branding, management and services to financial institutions and businesses.

•Digital Banking - NCR Digital Banking helps financial institutions implement their digital-first platform strategy by providing solutions for account opening, account management, transaction processing, imaging, and branch services to enable financial institutions to offer a compelling customer experience.

•Self-Service Banking - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services.

•Retail - We offer software-led solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions include retail-oriented technologies such as comprehensive API-point of sale retail software platforms and applications, hardware terminals, self-service kiosks including self-checkout ("SCO"), payment processing solutions, and bar-code scanners.

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

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment along with any immaterial operating segment(s).

Eliminations includes revenues from contracts with customers and the related costs that are reported in the Payments & Network segment as well as in the Retail or Hospitality segments, including merchant acquiring services that are monetized via payments.

NCR’s reputation is founded upon over 137 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.
SIGNIFICANT THEMES AND EVENTS

As more fully discussed in later sections of this MD&A, the following were significant themes and events for the first quarter of 2022.

•Revenue of $1,866 million, up 21%
•Cash flow from operations of $38 million; Free cash outflow of $10 million
•Completed acquisition of LibertyX on January 5, 2022, a leading cryptocurrency software provider
•Numerous external macro factors impacted quarterly results

STRATEGIC INITIATIVES AND TRENDS

In order to provide long-term value to all our stakeholders, we set complementary business goals and financial strategies. NCR is continuing its transition to become a software platform and payments company with a shift to a higher level of recurring revenue. Our business goal is to be a leading enterprise technology provider that runs stores, restaurants and self-directed banking through our software platform and our NCR-as-a-Service solutions. In late 2021, we established aspirational five-year financial goals for 2026, which include annual recurring revenue of 80 percent by 2026, annual earnings per share (non-GAAP EPS)(1) growth of 15 percent, and annual non-GAAP free cash flow(1) of $1 billion in 2026. Execution of our goals and strategy is driven by the following key pillars: (i) focus on our customers; (ii) take care of our employees; (iii) bring high-quality, innovative products to market; and (iv) leverage our brand.

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

(1) With respect to our goals of free cash flow and non-GAAP EPS growth, we are not providing a reconciliation to the respective GAAP measure because we are unable to predict with reasonable certainty the reconciling items that may affect GAAP EPS and Cash flow from operations without unreasonable effort. For our definition of free cash flow, see the Financial Condition, Liquidity and Capital Resources section within MD&A. For our definition of non-GAAP EPS and our use of the term annual recurring revenue, see the Key Strategic Financial Metrics section within MD&A.

On February 8, 2022, NCR announced that its Board of Directors unanimously approved commencing a comprehensive strategic review, with the assistance of outside advisors, which will evaluate a full range of strategic alternatives available to NCR to enhance value for all shareholders. Those strategic alternatives could include a disposition of a material business or assets of the Company, a spin-off, merger or sale of the Company, other structural changes, changes to branding or geographic footprint, or other transactions or alternatives. The Board has not set a timetable for the conclusion of its review of strategic alternatives. NCR does not intend to comment further on the strategic review process unless and until NCR has determined that further disclosure is beneficial or required by law. Shareholders are advised that there can be no certainty that the strategic review will result in a transaction, or if a transaction is pursued that such a transaction will be completed.

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

Impacts from Geopolitical, Macroeconomic, and COVID-19 Challenges

We continue to be exposed to macroeconomic pressures as a result of the lingering impacts of the COVID-19 pandemic, supply chain challenges, and spikes in commodity and energy prices as a result of geopolitical challenges, including the war in Eastern Europe. We continue to navigate through these challenges with a sharp focus on and goal of safeguarding our employees, helping our customers and managing impacts on our supply chain. Despite the unprecedented environment, our teams are executing at a high level and we are advancing our strategy.

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

The war in Eastern Europe and related sanctions imposed on Russia and related actors have resulted in interest rate acceleration and inflation, including, but not limited to, a significant increase in the price of energy around the world, particularly in regions such as Europe that are significantly dependent on Russia for their energy needs, and continued commodity price increases due to disruption in the mining industry in Ukraine and other factors. The war in Eastern Europe has also contributed to further disruption in logistics due to the shipping difficulties in and around the Black Sea and its ports, which have resulted in the rerouting of traffic to other ports and further logistics challenges.

We expect that these factors will continue to negatively impact our business at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of these activities. We continue to evaluate the long-term impact that these may have on our business model, however there can be no assurance that the measures we have taken or will take will completely offset the negative impact.

For further information on the risks posed to our business from the COVID-19 pandemic, refer to Part I, Item 1A, “Risk Factors”, of the Company's 2021 Form 10-K.

Results from Operations

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Key Strategic Financial Metrics

The following tables show our key strategic financial metrics for the three months ended March 31, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.

Recurring revenue as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Recurring revenue (1)	$1,179	$874	63.2%	56.6%	35%
All other products and services	687	670	36.8%	43.4%	3%
Total Revenue	$1,866	$1,544	100.0%	100.0%	21%

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

Net income (loss) from continuing operations and Adjusted EBITDA as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Net income (loss) from continuing operations attributable to NCR	$(33)	$30	(1.8)%	1.9%	(210)%
Adjusted EBITDA	$271	$258	14.5%	16.7%	5%

Non-GAAP Financial Measures and Use of Certain Terms:

The term “annual recurring revenue” is recurring revenue, excluding software license sold as a subscription, for the last three months times four, plus the rolling four quarters for term-based software license arrangements that include customer termination rights.

Non-GAAP Earnings per Share (“Non-GAAP EPS”) NCR’s non-GAAP EPS is determined by excluding, as applicable, pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits, as well as other special items, including amortization of acquisition related intangibles and transformation and restructuring activities, from NCR’s GAAP earnings per share. Due to the non-operational nature of these pension and other special items, NCR's management uses this non-GAAP measure to evaluate year-over-year operating performance. NCR believes this measure is useful for investors because it provides a more complete understanding of NCR's underlying operational performance, as well as consistency and comparability with NCR's past reports of financial results.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) NCR's management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of strength and performance of the Company's ongoing business operations, including funding discretionary spending such as capital expenditures, strategic acquisitions, and other investments. NCR determines Adjusted EBITDA based on GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles and restructuring charges, among others. Refer to the table below for the reconciliations of net income (loss) from continuing operations (GAAP) to Adjusted EBITDA (non-GAAP).

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As a result, for the three months ending March 31, 2022, our non-GAAP presentation of the measures described above exclude the impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a special item and management has reviewed the results of its business segments excluding these impacts.

NCR's definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP.

	Three months ended March 31
In millions	2022	2021
Net income (loss) from continuing operations attributable to NCR (GAAP)	$(33)	$30
Transformation and restructuring costs	27	8
Acquisition-related amortization of intangibles	41	20
Acquisition-related costs	5	27
Interest expense	63	45
Interest income	(1)	(3)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	103	70
Income taxes	13	17
Stock-based compensation expense	34	44
Russia	19	—
Adjusted EBITDA (non-GAAP)	$271	$258

Consolidated Results

The following table shows our results for the three months ended March 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Product revenue	$516	$482	27.7%	31.2%	7%
Service revenue	1,350	1,062	72.3%	68.8%	27%
Total revenue	1,866	1,544	100.0%	100.0%	21%
Product gross margin	24	74	4.7%	15.4%	(68)%
Service gross margin	387	340	28.7%	32.0%	14%
Total gross margin	411	414	22.0%	26.8%	(1)%
Selling, general and administrative expenses	313	238	16.8%	15.4%	32%
Research and development expenses	65	66	3.5%	4.3%	(2)%
Income from operations	$33	$110	1.8%	7.1%	(70)%

(1) The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin and service gross margin, which are divided by the related component of revenue.

Revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 vs 2021
Product revenue	$516	$482	27.7%	31.2%	7%
Service revenue	1,350	1,062	72.3%	68.8%	27%
Total revenue	$1,866	$1,544	100.0%	100.0%	21%

Product revenue includes our hardware and software license revenue streams. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Total revenue increased 21% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Product revenue for the three months ended March 31, 2022 increased 7% compared to the three months ended March 31, 2021 due to growth in SCO and POS revenue partially offset by a decline in ATM revenue. Service revenue for the three months ended March 31, 2022 increased 27% due to growth in software related services, which includes the results of Cardtronics, and hardware maintenance.

Gross Margin

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Product gross margin	$24	$74	4.7%	15.4%	(68)%
Service gross margin	387	340	28.7%	32.0%	14%
Total gross margin	$411	$414	22.0%	26.8%	(1)%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Gross margin as a percentage of revenue in the three months ended March 31, 2022 was 22.0% compared to 26.8% in the three months ended March 31, 2021. Gross margin in the three months ended March 31, 2022 included $5 million of transformation costs, $19 million of amortization of acquisition-related intangible assets, and $14 million related to operating losses, impairments and other actions taken with respect to our operations in Russia. Gross margin for the three months ended March 31, 2021 included $4 million of transformation costs and $7 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue decreased from 27.5% to 24.1% due to increases in fuel costs, component parts, and interest rates as well as other supply chain challenges that negatively impacted our costs. The impact of these cost increases were partially offset by an increase in the favorable higher margin software and services revenue.

Selling, General and Administrative Expenses

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 vs 2021
Selling, general and administrative expenses	$313	$238	16.8%	15.4%	32%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Selling, general, and administrative expenses were $313 million compared to $238 million in the three months ended March 31, 2022 and 2021, respectively. As a percentage of revenue, selling, general and administrative expenses were 16.8% compared to 15.4% in the three months ended March 31, 2022 and 2021, respectively. In the three months ended March 31, 2022, selling, general and administrative expenses included $21 million of transformation costs, $22 million of amortization of acquisition-related intangible assets, $5 million of acquisition-related costs and $4 million of costs related to actions taken with respect to our operations in Russia. In the three months ended March 31, 2021, selling, general and administrative expenses included $2 million of transformation costs, $13 million of amortization of acquisition-related intangible assets, and $10 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses increased slightly as a percentage of revenue from 13.8% to 14.0%.

Research and Development Expenses

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Research and development expenses	$65	$66	3.5%	4.3%	(2)%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Research and development expenses were $65 million compared to $66 million in the three months ended March 31, 2022 and 2021, respectively. As a percentage of revenue, these costs were 3.5% and 4.3% in the three months ended March 31, 2022 and 2021, respectively. In the three months ended March 31, 2022, research and development expenses included $1 million of transformation costs. In the three months ended March 31, 2021, research and development expenses included $2 million of transformation costs. After considering this item, research and development expenses decreased slightly as a percentage of revenue from 4.1% to 3.4% due to an increase in revenue year over year.

Interest Expense

	Three months ended March 31		Increase (Decrease)
In millions	2022	2021	2022 v 2021
Interest expense	$63	$45	40%

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Interest expense was $63 million compared to $45 million in the three months ended March 31, 2022 and 2021, respectively. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's senior secured credit facility. The main driver was related to the increase in total outstanding debt as a result of the closing of the acquisition of Cardtronics in the second quarter of 2021.

Other Income (Expense), net

Other income (expense), net was income of $9 million and expense of $17 million in the three months ended March 31, 2022 and 2021, respectively, with the components reflected in the following table:

	Three months ended March 31
In millions	2022	2021
Interest income	$1	$3
Foreign currency fluctuations and foreign exchange contracts	—	(4)
Bank-related fees	(2)	(19)
Employee benefit plans	11	3
Other, net	(1)	—
Other income (expense), net	$9	$(17)

In the three months ended March 31, 2021, the Company incurred bank-related fees of $17 million related to certain structuring and commitment fees as a result of the financing transactions entered into during the first quarter of 2021 related to the transaction with Cardtronics.

Income Taxes

	Three months ended March 31
In millions	2022	2021
Income tax expense (benefit)	$13	$17

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $13 million for the three months ended March 31, 2022 compared to $17 million income tax expense for the three months ended March 31, 2021. The change was primarily driven by a pre-tax book loss offset by the removal of tax benefit in certain foreign jurisdictions where the benefit will not be realized. Additionally, during the three months ended March 31, 2022, the Company did not recognize any material discrete tax consistent with the three months ended March 31, 2021.

The Company is subject to numerous federal, state and foreign tax audits. While we believe that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2022 or future periods.

Loss from Discontinued Operations

In the three months ended March 31, 2022, the $1 million loss from discontinued operations, net of tax, was driven by immaterial updates to various environmental remediation matters. In the three months ended March 31, 2021, there was no activity related to discontinued operations.

Revenue and Adjusted EBITDA by Segment

The Company manages and reports its businesses in the following segments: Payments & Network, Digital Banking, Self-Service Banking, Retail, and Hospitality. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment Adjusted EBITDA. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles, restructuring charges, among others. The special items are considered non-operational so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income (loss) from continuing operations attributable to NCR. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment along with any immaterial operating segment(s).

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to orderly wind down our operations in Russia beginning in the first quarter of 2022. As a result, for the three months ending March 31, 2022, our non-GAAP presentation of the measures described above exclude the impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a special item and management has reviewed the results of its business segments excluding these impacts. We have not adjusted the presentation of the prior year period due to the immaterial impact of Russia to income from continuing operations for the three months ended March 31, 2021.

The following tables show our segment revenue and Adjusted EBITDA for the three months ended March 31, the relative percentage that those amounts represent to segment revenue, and the change in those amounts year-over-year.

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Revenue
Payments & Network	$299	$22	16.0%	1.4%	1,259%
Digital Banking	136	123	7.3%	8.0%	11%
Self-Service Banking	611	628	32.8%	40.7%	(3)%
Retail	546	520	29.3%	33.7%	5%
Hospitality	211	179	11.3%	11.6%	18%
Other	68	77	3.7%	5.0%	(12)%
Eliminations (2)	(8)	(5)	(0.4)%	(0.3)%	60%
Total segment revenue	$1,863	$1,544	100.0%	100.0%	21%
Other adjustment (3)	3	—
Total revenue	$1,866	$1,544

Adjusted EBITDA by Segment
Payments & Network	$98	$3	32.8%	13.6%	3,167%
Digital Banking	56	54	41.2%	43.9%	4%
Self-Service Banking	112	137	18.3%	21.8%	(18)%
Retail	67	98	12.3%	18.8%	(32)%
Hospitality	41	36	19.4%	20.1%	14%
Corporate and Other	(97)	(67)	(142.6)%	(87.0)%	45%
Eliminations (2)	(6)	(3)	75.0%	60.0%	100%
Total Adjusted EBITDA	$271	$258	14.5%	16.7%	5%

(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.
(2) Eliminations includes revenues from contracts with customers and the related costs that are reported in the Payments & Network segment as well as in the Retail or Hospitality segments, including merchant acquiring services that are monetized via payments.
(3) Other adjustment reflects the revenue attributable to the Company's operations in Russia for the three months ending March 31, 2022 that were excluded from management's measure of revenue due to our announcement to suspend sales to Russia and anticipated orderly wind down of our operations in Russia. The revenue attributable to the Russia operations for the prior period of $8 million are included in the respective segments.

Segment Revenue

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Payments & Network revenue increased significantly for the three months ended March 31, 2022 compared to the prior year period, primarily due to additional payments processing revenue from the acquisition of Cardtronics, which occurred in the second quarter of 2021. Additionally, the three months ending March 31, 2022 includes cryptocurrency transaction processing revenue following the acquisition of LibertyX in January 2022.

Digital Banking revenue increased 11% for the three months ended March 31, 2022 compared to the prior year period, due to an increase in software license and cloud services revenues.

Self-Service Banking revenue decreased 3% for the three months ended March 31, 2022 compared to the prior year period, due to a decline in ATM hardware sales partially offset by an increase in software and services revenues, including hardware maintenance and professional services. The decline in ATM hardware sales was due in part to supply chain challenges that resulted in temporary order fulfillment delays. Software and services revenue as a percent of total Self-Service Banking segment revenue increased from 68% in the first quarter of 2021 to 72% in the first quarter of 2022.

Retail revenue increased 5% for the three months ended March 31, 2022 compared to the prior year period, primarily due to higher self check-out hardware and point-of-sale solutions revenue partially offset by a decrease in services revenue.

Hospitality revenue increased 18% for the three months ended March 31, 2022 compared to the prior year period, driven primarily by an increase in point-of-sale solutions revenue, as well as an increase in services and payments processing revenues.

For the operations grouped as Other, revenue decreased 12% for the three months ended March 31, 2022 compared to the prior year period, primarily due to a decrease in hardware maintenance revenue in the telecommunications and technology business.

Segment Adjusted EBITDA

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Payments & Network Adjusted EBITDA increased significantly for the three months ended March 31, 2022 compared to the prior year period, primarily due to additional payments processing revenue from the acquisition of Cardtronics, which occurred in the second quarter of 2021.

Digital Banking Adjusted EBITDA increased 4% for the three months ended March 31, 2022 compared to the prior year period, driven by an increase in recurring revenue.

Self-Service Banking Adjusted EBITDA declined 18% for the three months ended March 31, 2022 compared to the prior year period, primarily due to supply chain challenges and increased fuel costs which drove up component and other costs, particularly in ATM hardware, hardware maintenance and transaction services. These headwinds were partially offset by an increase in recurring revenue.

Retail Adjusted EBITDA declined 32% for the three months ended March 31, 2022 compared to the prior year period, primarily driven by product cost and mix, increased labor costs, and other supply chain challenges, partially offset by an increase in recurring revenue.

Hospitality Adjusted EBITDA increased 14% for the three months ended March 31, 2022 compared to the prior year period, primarily driven by an increase in recurring and non-recurring revenue driven by subscription and payments processing. These improvements were partially offset by supply chain challenges and increased fuel costs which drove up component and other costs, particularly in transaction services and hardware.

Corporate and Other increased 45% for the three months ended March 31, 2022 compared to the prior year period, primarily due to infrastructure costs of the Cardtronics business that was acquired in the second quarter of 2021.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $38 million in the three months ended March 31, 2022 compared to cash provided by operating activities of $155 million in the three months ended March 31, 2021. The decrease in cash provided by operating activities in the three months ended March 31, 2022 was driven by lower operating earnings as well as the unfavorable movement in net working capital accounts.

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

The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the three months ended March 31:

	Three months ended March 31
In millions	2022	2021
Net cash provided by operating activities	$38	$155
Expenditures for property, plant and equipment	(15)	(10)
Additions to capitalized software	(65)	(51)
Restricted cash settlement activity	28	(5)
Pension contributions	4	4
Free cash flow (non-GAAP)	$(10)	$93

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments. During the three months ended March 31, 2022, the payments for business combinations totaled $1 million, net of cash acquired, for the cash consideration paid related to the acquisition of LibertyX completed in January of 2022 and the acquisition of Cardtronics in June of 2021. The LibertyX acquisition was completed via issuance of NCR common stock in exchange for the outstanding shares of LibertyX. During the three months ended March 31, 2021, the payments for business combinations was $157 million, mainly related to the acquisitions completed in the first quarter of 2021.

Our financing activities include borrowings and repayments of credit facilities. Financing activities during the three months ended March 31, 2022 also included dividends paid on the Series A preferred stock of $4 million, proceeds from employee stock plans of $6 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $36 million. Financing activities during the three months ended March 31, 2021 included dividends paid on the Series A preferred stock of $4 million, proceeds from stock employee plans of $8 million, and tax withholding payments on behalf of employees for stock based awards that vested of $22 million.

Long Term Borrowings The senior secured credit facility consists of term loan facilities in an aggregate principal amount of $2.055 billion, of which $1.94 billion was outstanding as of March 31, 2022. Additionally, the senior secured credit facility provides for a five-year revolving credit facility with an aggregate principal amount of $1.3 billion, of which $415 million was outstanding as of March 31, 2022. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of March 31, 2022, there were $24 million letters of credit outstanding.

As of March 31, 2022, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029, and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

See Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for further information on the senior secured credit facility.

Employee Benefit Plans In 2022, we expect to make contributions of $17 million to our international pension plans, $30 million to our postemployment plan and $1 million to our postretirement plan. For additional information, refer to Note 9, “Employee Benefit Plans” of the Notes to Condensed Consolidated Financial Statements.

Series A Convertible Preferred Stock As of March 31, 2022, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the three months ended March 31, 2022 and 2021, the Company paid cash dividends of $4 million.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of March 31, 2022 and December 31, 2021, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 9.2 million shares.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at March 31, 2022 and December 31, 2021 were $336 million and $412 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of March 31, 2022, our cash and cash equivalents totaled $412 million and our total debt was $5.66 billion, excluding deferred fees. As of March 31, 2022, our borrowing capacity under the revolving credit facility was approximately $861 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Company’s 2021 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to environmental matters, debt servicing obligations, payments related to transformation initiatives, and in the long-term (i.e., beyond March 31, 2023) to meet our material cash requirements.

Material Cash Requirements from Contractual and Other Obligations

There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2021.
Critical Accounting Policies and Estimates
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require highly subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates pertain to revenue recognition, inventory valuation, goodwill and intangible assets, pension, postretirement and postemployment benefits, environmental and legal contingencies, and income taxes, which are described in Item 7. of our 2021 Form 10-K.
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
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “objective,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to NCR’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to:
•Strategy and Technology: transforming our business model; development and introduction of new solutions; competition in the technology industry; integration of acquisitions and management of alliance activities; our multinational operations; and our strategic review announced on February 8, 2022
•Business Operations: domestic and global economic and credit conditions; risks and uncertainties from the payments-related business and industry; disruptions in our data center hosting and public cloud facilities; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; the impact of the coronavirus (COVID-19) pandemic and geopolitical and macroeconomic challenges; environmental exposures from historical and ongoing manufacturing activities; and climate change
•Data Privacy & Security: impact of data protection, cybersecurity and data privacy including any related issues
•Finance and Accounting: our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or similar liabilities or obligations; access or renewal of financing sources; our cash flow sufficiency to service our indebtedness; interest rate risks; the terms governing our trade receivables facility; the impact of certain changes in control relating to acceleration of our indebtedness, our obligations under other financing arrangements, or required repurchase of our senior unsecured notes; and any lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; our pension liabilities; and write down of the value of certain significant assets
•Law and Compliance: protection of our intellectual property; changes to our tax rates and additional income tax liabilities; uncertainties regarding regulations, lawsuits and other related matters; and changes to cryptocurrency regulations
•Governance: impact of the terms of our Series A Convertible Preferred (“Series A”) Stock relating to voting power, share dilution and market price of our common stock; rights, preferences and privileges of Series A stockholders compared to the rights of our common stockholders; and actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders

Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Foreign Exchange Risk

Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. We have exposure to approximately 50 functional currencies and are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. Dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and the foreign currency denominated inputs to our manufacturing units. All of these transactions are forecasted. If these contracts are designated as highly effective cash flow hedges, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, the gains or losses from these contracts are recognized in earnings as exchange rates change. We also use derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. For these derivatives we recognize gains and losses in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $23 million as of March 31, 2022. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $23 million as of March 31, 2022. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the first quarter of 2022 compared to the first quarter of 2021 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 58% of our borrowings were on a fixed rate basis as of March 31, 2022. The increase in pre-tax interest expense for the three months ended March 31, 2022 from a hypothetical 100 basis point increase in variable interest rates would be approximately $6 million, including the impact from outstanding interest rate swaps.

We utilize interest rate swap contracts and interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements and interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 13, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of March 31, 2022.

As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended March 31, 2022 from a hypothetical 100 basis point increase in variable interest rates would be approximately $11 million, excluding the impact from outstanding interest rate swap agreements.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2022, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2022, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 10, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.    RISK FACTORS

There have been no material changes to the risk factors previously set forth under Part I, Item IA (“Risk Factors”) of the Company's 2021 Annual Report on Form 10-K (“Form 10-K”). Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial conditions and results of operations. If any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

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

As of March 31, 2022, $153 million was available for repurchases under the March 2017 program, and approximately $768 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended March 31, 2022, 0.5 million shares were purchased at an average price of $39.03 per share.

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

    Item 6.     EXHIBITS

10.1	Form of Senior Executive Team Performance-Based Restricted Stock Unit Award Agreement (With Relative TSR Metric) under the NCR Corporation 2017 Stock Incentive Plan. *

10.2	Letter Agreement, dated October 1, 2021, between Don Layden and NCR Corporation. *

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021; (ii) our condensed consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021; (iii) our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021; (iv) our condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021; (v) our condensed consolidated statements of changes in stockholder's equity for the three months ended March 31, 2022 and 2021; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	April 29, 2022	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Senior Executive Vice President and Chief Financial Officer