Form 10-Q
period 2022-06-30
NCR CORP
filed 2022-07-29
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of July 15, 2022, there were approximately 136.9 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Product revenue	$614	$551	$1,130	$1,033
Service revenue	1,383	1,126	2,733	2,188
Total revenue	1,997	1,677	3,863	3,221
Cost of products	544	453	1,036	861
Cost of services	982	768	1,945	1,490
Selling, general and administrative expenses	309	303	622	541
Research and development expenses	59	69	124	135
Total operating expenses	1,894	1,593	3,727	3,027
Income (loss) from operations	103	84	136	194
Interest expense	(67)	(61)	(130)	(106)
Other income (expense), net	1	(1)	10	(18)
Income (loss) from continuing operations before income taxes	37	22	16	70
Income tax expense (benefit)	—	31	13	48
Income (loss) from continuing operations	37	(9)	3	22
Income (loss) from discontinued operations, net of tax	6	—	5	—
Net income (loss)	43	(9)	8	22
Net income (loss) attributable to noncontrolling interests	2	—	1	1
Net income (loss) attributable to NCR	$41	$(9)	$7	$21
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$35	$(9)	$2	$21
Series A convertible preferred stock dividends	(4)	(4)	(8)	(8)
Income (loss) from continuing operations attributable to NCR common stockholders	31	(13)	(6)	13
Income (loss) from discontinued operations, net of tax	6	—	5	—
Net income (loss) attributable to NCR common stockholders	$37	$(13)	$(1)	$13
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.23	$(0.10)	$(0.04)	$0.10
Diluted	$0.22	$(0.10)	$(0.04)	$0.10
Net income (loss) per common share
Basic	$0.27	$(0.10)	$(0.01)	$0.10
Diluted	$0.26	$(0.10)	$(0.01)	$0.10
Weighted average common shares outstanding
Basic	136.6	131.0	136.2	130.5
Diluted	140.8	131.0	136.2	136.1
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Net income (loss)	$43	$(9)	$8	$22
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (loss)	(53)	8	(79)	1
Derivatives
Unrealized gains (loss) on derivatives	21	—	78	—
Loss (gains) on derivatives recognized during the period	5	—	6	—
Less income tax	(6)	—	(19)	—
Employee benefit plans
Amortization of prior service cost (benefit)	—	—	(1)	(1)
Less income tax	—	—	—	—
Other comprehensive income (loss)	(33)	8	(15)	—
Total comprehensive income (loss)	10	(1)	(7)	22
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	2	—	1	1
Currency translation losses	(1)	—	(1)	—
Amounts attributable to noncontrolling interests	1	—	—	1
Comprehensive income (loss) attributable to NCR	$9	$(1)	$(7)	$21
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$398	$447
Accounts receivable, net of allowances of $26 and $24 as of June 30, 2022 and December 31, 2021, respectively	1,085	959
Inventories	858	754
Restricted cash	255	295
Other current assets	458	421
Total current assets	3,054	2,876
Property, plant and equipment, net	640	703
Goodwill	4,575	4,519
Intangibles, net	1,250	1,316
Operating lease assets	399	419
Prepaid pension cost	283	300
Deferred income taxes	734	732
Other assets	821	776
Total assets	$11,756	$11,641
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$108	$57
Accounts payable	949	826
Payroll and benefits liabilities	273	389
Contract liabilities	556	516
Settlement liabilities	242	263
Other current liabilities	705	757
Total current liabilities	2,833	2,808
Long-term debt	5,497	5,505
Pension and indemnity plan liabilities	753	789
Postretirement and postemployment benefits liabilities	119	119
Income tax accruals	108	116
Operating lease liabilities	378	388
Other liabilities	420	383
Total liabilities	10,108	10,108
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; redemption amount and liquidation preference of $276 as of June 30, 2022 and December 31, 2021, respectively	275	274
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 136.7 and 132.2 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Paid-in capital	644	515
Retained earnings	1,030	1,031
Accumulated other comprehensive loss	(305)	(291)
Total NCR stockholders’ equity	1,370	1,256
Noncontrolling interests in subsidiaries	3	3
Total stockholders’ equity	1,373	1,259
Total liabilities and stockholders’ equity	$11,756	$11,641
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2022	2021
Operating activities
Net income (loss)	$8	$22
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	(5)	—
Depreciation and amortization	299	212
Stock-based compensation expense	69	81
Deferred income taxes	6	26
Loss (gain) on disposal of property, plant and equipment and other assets	2	—
Changes in assets and liabilities, net of effects of business acquired:
Receivables	(209)	(78)
Inventories	(202)	(81)
Current payables and accrued expenses	58	134
Contract liabilities	34	43
Employee benefit plans	6	(21)
Other assets and liabilities	52	(28)
Net cash provided by operating activities	$118	$310
Investing activities
Expenditures for property, plant and equipment	$(32)	$(30)
Proceeds from sale of property, plant and equipment and other assets	3	—
Additions to capitalized software	(142)	(110)
Business acquisitions, net of cash acquired	(1)	(2,464)
Purchases of short-term investments	—	(13)
Proceeds from sales of short-term investments	—	14
Other investing activities, net	(5)	(6)
Net cash used in investing activities	$(177)	$(2,609)
Financing activities
Short term borrowings, net	$2	$—
Payments on term credit facilities	(4)	(105)
Payments on revolving credit facilities	(599)	(685)
Borrowings on term credit facilities	—	1,505
Borrowings on revolving credit facilities	637	809
Proceeds from issuance of senior unsecured notes	—	1,200
Debt issuance costs and bridge commitment fees	—	(51)
Cash dividend paid for Series A preferred shares dividends	(8)	(8)
Proceeds from employee stock plans	14	18
Tax withholding payments on behalf of employees	(36)	(25)
Net change in client funds obligations	(3)	(8)
Principal payments for finance lease obligations	(8)	(8)
Other financing activities	(2)	(1)
Net cash provided by (used in) financing activities	$(7)	$2,641
Cash flows from discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	—	(47)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	(4)
Increase (decrease) in cash, cash equivalents, and restricted cash	(85)	291
Cash, cash equivalents and restricted cash at beginning of period	749	406
Cash, cash equivalents and restricted cash at end of period	$664	$697

Supplemental disclosures of noncash investing and financing activities During the six months ended June 30, 2022, we issued shares of the Company's common stock and assumed unvested outstanding option awards in the acquisition of Moon Inc., dba LibertyX, for total non-cash consideration of $68 million. In connection with the acquisition, we also assumed debt of $2 million million. Refer to Note 2, “Business Combinations”, for additional information on the LibertyX acquisition.

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2021	132	$1	$515	$1,031	$(291)	$3	$1,259
Comprehensive income:
Net income (loss)	—	—	—	(34)	—	(1)	(35)
Other comprehensive income (loss)	—	—	—	—	18	—	18
Total comprehensive income (loss)	—	—	—	(34)	18	(1)	(17)
Employee stock purchase and stock compensation plans	3	—	19	—	—	—	19
Stock issued in acquisition of LibertyX	1	—	68	—	—	—	68
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2022	136	$1	$602	$993	$(273)	$2	$1,325
Comprehensive income:
Net income (loss)	—	—	—	41	—	2	43
Other comprehensive income (loss)	—	—	—	—	(32)	(1)	(33)
Total comprehensive income (loss)	—	—	—	41	(32)	1	10
Employee stock purchase and stock compensation plans	1	—	42	—	—	—	42
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
June 30, 2022	137	$1	$644	$1,030	$(305)	$3	$1,373

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited) - (Continued)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2020	129	$1	$368	$950	$(271)	$3	$1,051
Comprehensive income:
Net income (loss)	—	—	—	30	—	1	31
Other comprehensive income (loss)	—	—	—	—	(8)	—	(8)
Total comprehensive income (loss)	—	—	—	30	(8)	1	23
Employee stock purchase and stock compensation plans	2	—	30	—	—	—	30
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2021	131	$1	$398	$976	$(279)	$4	$1,100
Comprehensive income:
Net income (loss)	—	—	—	(9)	—	—	(9)
Other comprehensive income (loss)	—	—	—	—	8	—	8
Total comprehensive income (loss)	—	—	—	(9)	8	—	(1)
Employee stock purchase and stock compensation plans	—	—	44	—	—	—	44
Fair value of converted Cardtronics awards attributable to pre-combination services	—	—	19	—	—	—	19
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
June 30, 2021	131	$1	$461	$963	$(271)	$4	$1,158

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

Conflict in Eastern Europe The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of June 30, 2022, we have substantially ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result of these actions, the operations of the business in Russia were significantly reduced, and our results for the three and six months ended June 30, 2022 reflect the impact of the impairment and write down of the assets and liabilities of the entity, severance charges, the assessment of collectability on revenue recognition, and the residual operations of the entity. We recognized a pre-tax net loss of $3 million and $22 million for the three and six months

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
ended June 30, 2022, respectively, related to these actions, recognized primarily in Cost of products, Cost of services and Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.

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

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than the items discussed below and within the Notes to Condensed Consolidated Financial Statements, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure.

Budapest Manufacturing Facility As a part of its previously announced initiative to evaluate and implement programs to drive sustainable margin improvement in its hardware and services segments through higher productivity, process efficiency, and, using technology as an enabler, NCR announced its intention to streamline its manufacturing operations by transferring the Budapest manufacturing facility to a third party manufacturer. In July 2022, the Company entered into a Manufacturing Services Agreement (Agreement) with Ennoconn Corp (Ennoconn). The Agreement provides for NCR to obtain manufacturing services from Ennoconn for NCR’s automated teller machines, point-of-sale, and self-service checkout solutions. Manufacturing at the Budapest facility was transitioned effective July 25, 2022.

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

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions		June 30
	Balance Sheet Location	2022	2021
Cash and cash equivalents	Cash and cash equivalents	$398	$449
Long term restricted cash	Other assets	11	7
Funds held for client	Restricted cash	45	36
Cash included in settlement processing assets	Restricted cash	210	205
Total cash, cash equivalents and restricted cash		$664	$697

Contract Assets and Liabilities The following table presents the net contract liability balances as of June 30, 2022 and December 31, 2021.

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2022	December 31, 2021
Current portion of contract liabilities	Contract liabilities	$556	$516
Non-current portion of contract liabilities	Other liabilities	$62	$69

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
During the six months ended June 30, 2022, the Company recognized $309 million in revenue that was included in contract liabilities as of December 31, 2021. During the six months ended June 30, 2021 the Company recognized $323 million in revenue that was included in contract liabilities as of December 31, 2020.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.8 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made three elections that affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less. Additionally, we do not disclose remaining performance obligations for contracts where we recognize revenue from the satisfaction of the performance obligation in accordance with the 'right to invoice' practical expedient.

Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, with new guidance for convertible preferred stock, which eliminates considerations related to the beneficial conversion feature model. The standard also requires entities to use an average stock price when calculating the denominator for diluted earnings per share for stock units where the settlement of the number of shares is based on the stock price. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption was permitted no earlier than fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

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

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 (“SAB 121”), which expressed the views of the SEC staff regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform. This guidance requires entities that hold crypto-assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users. The liability should be measured at initial recognition and each reporting date at the fair value of the crypto-assets that the entity is responsible for holding for its platform users. The entity should also recognize an asset at the same time that it recognizes the safeguarding liability, measured at initial recognition and each reporting date at the fair value of the crypto-assets held for its platform users. SAB 121 also includes guidance on disclosures related to the Company’s safeguarding of crypto-assets. This guidance is effective from the first interim or annual period after June 15, 2022 and should be applied retrospectively to the beginning of the fiscal year to which the interim or annual period relates. The Company adopted this guidance in the interim period ending June 30, 2022; however, as the Company is not currently offering digital asset safeguarding services to its customers, the adoption of this guidance did not have an impact on the Company’s net income, cash flows, earnings per share or financial condition.

Although there are several other new accounting pronouncements issued by the FASB and adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements had a material impact on its consolidated financial statements.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Accounting Pronouncements Issued But Not Yet Adopted

In October 2021, the FASB issued accounting standards update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, with new guidance for contract assets and contract liabilities acquired in a business combination. The new guidance requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The accounting standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective date. The Company does not expect to early adopt the new accounting standards update. The adoption of this accounting standards update is not expected to have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

Although there are several other new accounting pronouncements issued by the FASB and not yet adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements will have a material impact on its consolidated financial statements.

2. BUSINESS COMBINATIONS

Acquisition of LibertyX

On January 5, 2022, NCR completed its acquisition of Moon Inc., dba LibertyX, a leading cryptocurrency software provider, with the goal of enabling NCR to provide a complete digital currency solution, including the ability to buy and sell cryptocurrency, conduct cross-border remittance, and accept digital currency payments across digital and physical channels. We purchased all outstanding shares of LibertyX for $1 million cash consideration and approximately 1.4 million shares of the Company's common stock at a price of $42.13 per share. The Company also converted approximately 0.2 million outstanding unvested LibertyX option awards into NCR awards pursuant to an exchange ratio as defined in the acquisition agreement. LibertyX stock option awards were converted into NCR stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio, and vested immediately. The value of the option awards was deemed attributable to services already rendered and was included as a portion of the purchase price. Total purchase consideration for the LibertyX acquisition was approximately $69 million. As a result of the acquisition, LibertyX became a wholly-owned subsidiary of NCR.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below. The provisional amounts for intangible assets are based on third-party valuations performed. The allocation of the purchase price is provisional as of June 30, 2022 and may be subject to future adjustments, within the measurement period, as the Company obtains additional information to finalize the accounting for the business combination, including additional refinement to finalize valuations, among other items. The preliminary allocation of the purchase price is as follows:

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Acquisition of Cardtronics plc (2021)

On June 21, 2021, NCR acquired all outstanding shares of Cardtronics plc (“Cardtronics”) for $39.00 per share (the “Cardtronics Transaction”). The fair value of consideration transferred to acquire Cardtronics was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of the purchase price was finalized in June 2022. There have been no material adjustments to the allocation of purchase price since December 31, 2021.

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and Cardtronics for the three and six months ended June 30, 2021. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2020, are as follows:

In millions	Three months ended June 30	Six months ended June 30
	2021	2021
Revenue	$1,919	$3,703
Net Income attributable to NCR	$42	$72

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

The carrying amounts of goodwill by segment as of June 30, 2022 and December 31, 2021 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2021						June 30, 2022
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Payments & Network	$988	$—	$988	$51	$—	$5	$1,044	$—	$1,044
Digital Banking	595	—	595	—	—	3	598	—	598
Self-Service Banking	1,635	(101)	1,534	—	—	8	1,643	(101)	1,542
Retail	1,015	(34)	981	—	—	(9)	1,006	(34)	972
Hospitality	292	(23)	269	—	—	(2)	290	(23)	267
Other(1)	163	(11)	152	—	—	—	163	(11)	152
Total goodwill	$4,688	$(169)	$4,519	$51	$—	$5	$4,744	$(169)	$4,575

(1) Other segment includes the goodwill associated with our Technology & Telecommunications reporting unit.

Additions during the first half of 2022 include immaterial purchase accounting adjustments related to the Cardtronics acquisition as well as the goodwill acquired through the LibertyX transaction on January 5, 2022. For additional information on these business combinations, refer to Note 2, “Business Combinations”.

Due to the change in reportable segments, management performed an interim goodwill impairment analysis immediately before and as of the effective date of January 1, 2022. The assessment as of December 31, 2021 was performed based on a qualitative assessment of the historical Banking, Retail, Hospitality and Telecommunications & Technology reporting units. No impairment was identified. The assessment as of January 1, 2022 was performed using a weighted combination of both guideline public company and discounted cash flow valuation methods. This assessment included, but was not limited to, our consideration of the potential impacts of the COVID-19 pandemic to the current and future cash flows, as well as macroeconomic conditions, industry and market considerations, and financial performance, including forecasted revenue, earnings and capital expenditures of each reporting unit. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. However, if the actual results differ from our expectations for any of our reporting units, there is a possibility we would have to perform additional interim impairment tests, which could lead to an impairment of goodwill or other assets.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Identifiable Intangible Assets NCR's purchased intangible assets, reported in Intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	June 30, 2022		December 31, 2021
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$1,121	$(429)	$1,126	$(391)
Intellectual property	2 - 8	1,034	(516)	1,008	(474)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	129	(89)	130	(83)
Total identifiable intangible assets		$2,373	$(1,123)	$2,353	$(1,037)

Amortization expense related to identifiable intangible assets for the following periods is:.

	Three months ended June 30		Six months ended June 30
In millions	2022	2021	2022	2021
Amortization expense	$45	$23	$86	$43

The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2022	2023	2024	2025	2026	2027
Amortization expense	$88	$174	$163	$151	$141	$125

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Eliminations include revenues from contracts with customers and the related costs that are reported in the Payments & Network segment as well as in the Retail or Hospitality segments, including merchant acquiring services that are monetized via payments.

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

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of June 30, 2022, we have substantially ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and six months ending June 30, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts. We have not adjusted the presentation of the prior year period due to the immaterial impact of Russia to revenue and income from continuing operations for the three and six months ended June 30, 2021.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Revenue by segment
Payments & Network	$332	$54	$631	$76
Digital Banking	131	129	267	252
Self-Service Banking	679	645	1,290	1,273
Retail	562	562	1,108	1,082
Hospitality	238	215	449	394
Other	61	77	129	154
Eliminations	(12)	(5)	(20)	(10)
Total segment revenue	$1,991	$1,677	$3,854	$3,221
Other adjustment (1)	6	—	9	—
Consolidated revenue	$1,997	$1,677	$3,863	$3,221

Adjusted EBITDA by segment
Payments & Network	$97	$19	$195	$22
Digital Banking	56	55	112	109
Self-Service Banking	142	140	254	277
Retail	104	121	171	219
Hospitality	46	39	87	75
Corporate and Other	(98)	(89)	(195)	(156)
Eliminations	(8)	(4)	(14)	(7)
Total Adjusted EBITDA	$339	$281	$610	$539
(1) Other adjustment reflects the revenue attributable to the Company's operations in Russia for the three and six months ending June 30, 2022 that were excluded from management's measure of revenue due to our previous announcement to suspend sales to Russia and anticipated orderly wind down of our operations in Russia. The revenue attributable to the Russian operations for the three and six months ended June 30, 2021 of $11 million and $19 million, respectively, is included in the respective segments.
For the three and six months ended June 30, 2022, the operations of Cardtronics are included in the Payments & Network and Self-Service Banking segments. For the three and six months ended June 30, 2021, the operations of Cardtronics from the close date, June 21, 2021, to June 30, 2021 have been included in the Payments & Network and Self-Service Banking segment results, which includes $29 million and $3 million of revenue and $10 million and $1 million of Adjusted EBITDA, respectively.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA:

In millions	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Net income (loss) from continuing operations attributable to NCR	$35	$(9)	$2	$21
Transformation costs	49	7	76	15
Acquisition-related amortization of intangibles	45	23	86	43
Acquisition-related costs	3	56	8	83
Interest expense	67	61	130	106
Interest income	(2)	(1)	(3)	(4)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	104	76	207	146
Income tax expense (benefit)	—	31	13	48
Stock-based compensation expense	35	37	69	81
Russia	3	—	22	—
Total Adjusted EBITDA	$339	$281	$610	$539

The following table presents revenue by geography for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Americas	$1,276	$1,007	$2,457	$1,936
Europe, Middle East and Africa (EMEA)	498	447	964	864
Asia Pacific (APJ)	223	223	442	421
Total revenue	$1,997	$1,677	$3,863	$3,221

The following table presents the recurring revenue for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Recurring revenue (1)	$1,217	$929	$2,396	$1,803
All other products and services	780	748	1,467	1,418
Total revenue	$1,997	$1,677	$3,863	$3,221

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	June 30, 2022		December 31, 2021
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$105	3.38%	$56	2.63%
Other (1)	3	3.09%	1	2.13%
Total short-term borrowings	$108		$57
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$1,831	3.50%	$1,884	2.63%
Revolving credit facility (1)	420	3.76%	380	2.36%
Senior notes:
5.750% Senior Notes due 2027	500		500
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		1,200
6.125% Senior Notes due 2029	500		500
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(55)		(60)
Other (1)	1	6.60%	1	6.62%
Total long-term debt	$5,497		$5,505

(1)    Interest rates are weighted-average interest rates as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022, $1.936 billion remained outstanding under the Term Loan Facilities. Additionally, as of June 30, 2022, there was $420 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and, as of June 30, 2022, outstanding letters of credit were $24 million. Our borrowing capacity under our Revolving Credit Facility was $856 million at June 30, 2022.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2022 and December 31, 2021 was $5.18 billion and $5.74 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

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

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to PNC and the other unaffiliated purchasers such that the total outstanding balance of trade receivables sold can be up to $300 million at any point in time, which is the maximum purchase commitment of PNC and the other unaffiliated purchasers. The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment of $300 million. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE to PNC and the other unaffiliated purchasers is approximately $300 million as of June 30, 2022 and December 31, 2021. Excluding the trade receivables sold to PNC and other unaffiliated purchasers, the SPEs collectively owned $373 million and $228 million of trade receivable as of June 30,

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
2022 and December 31, 2021, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Continuous cash activity related to the T/R Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to PNC and the other unaffiliated purchasers participating in the T/R Facility. Those fees, which are immaterial, are recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of PNC and the other unaffiliated purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold to PNC or the other unaffiliated purchasers. The reserve recognized for this recourse obligation as of June 30, 2022 is not material.

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

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was approximately zero for the three months ended June 30, 2022 compared to income tax expense of $31 million for the three months ended June 30, 2021. The change was primarily driven by discrete tax expenses and benefits. In the three months ended June 30, 2022, the Company recognized a $6 million benefit from provision to return adjustments and a $7 million benefit related to uncertain tax position settlements and statute of limitation lapses. In the three months ended June 30, 2021, the Company recognized a $34 million expense from recording a valuation allowance against interest limitation carryforwards in the U.S. and a $14 million benefit from the deferred tax impact of a tax law change enacted in the U.K.

Income tax expense was $13 million for the six months ended June 30, 2022 compared to income tax expense of $48 million for the six months ended June 30, 2021. The change was primarily driven by lower income before taxes and discrete tax expenses and benefits. In the six months ended June 30, 2022, the Company recognized a $4 million benefit from provision to return adjustments and a $7 million benefit related to uncertain tax position settlements and statute of limitation lapses. In the six months ended June 30, 2021, the Company recognized a $34 million expense from recording a valuation allowance against interest limitation carryforwards in the U.S. and a $14 million benefit from the deferred tax impact of a tax law change in the U.K.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of June 30, 2022, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $3 million to $5 million in the next 12 months.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8. STOCK COMPENSATION PLANS

As of June 30, 2022, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Restricted stock units	$28	$30	$54	$66
Stock options	5	5	10	11
Employee stock purchase plan	2	2	5	4
Stock-based compensation expense	35	37	69	81
Tax benefit	(4)	(4)	(8)	(9)
Stock-based compensation expense (net of tax)	$31	$33	$61	$72
Stock-based compensation expense is recognized in the financial statements based upon fair value.

On February 25, 2022, the Company granted market-based restricted stock units with 100% of the award vesting on December 31, 2024. The number of awards that vest are subject to the performance of the Company's stock price from the date of grant to December 31, 2024. The fair value was determined to be $57.67 per share based on using a Monte-Carlo simulation model and will be recognized over the requisite service period. The table below details the assumptions used in determining the fair value of the market-based restricted stock units.

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

As of June 30, 2022, the total unrecognized compensation cost of $190 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.1 years. As of June 30, 2022, the total unrecognized compensation cost of $9 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 0.4 years.

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

For the three months ended June 30, 2022, employees purchased 0.2 million shares, at a discounted price of $26.44. For the three months ended June 30, 2021, employees purchased 0.2 million shares, at a discounted price of $32.25.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2022	2021	2022	2021	2022	2021
Net service cost	$—	$—	$1	$2	$1	$2
Interest cost	10	8	3	2	13	10
Expected return on plan assets	(16)	(7)	(7)	(6)	(23)	(13)
Amortization of prior service cost	—	$—	—	—	—	—
Net periodic benefit cost (income)	$(6)	$1	$(3)	$(2)	$(9)	$(1)

Components of net periodic benefit cost (income) of the pension plans for the six months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2022	2021	2022	2021	2022	2021
Net service cost	$—	$—	$2	$3	$2	$3
Interest cost	20	17	6	4	26	21
Expected return on plan assets	(33)	(15)	(14)	(12)	(47)	(27)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic benefit cost (income)	$(13)	$2	$(6)	$(5)	$(19)	$(3)

Net postretirement benefit was zero for the three and six months ending June 30, 2022 and 2021.

Components of the net cost of the postemployment plan for the following periods were:

	Three months ended June 30		Six months ended June 30
In millions	2022	2021	2022	2021
Net service cost	$36	$3	$49	$9
Interest cost	—	—	1	1
Amortization of:
Prior service benefit	—	—	(1)	(1)
Actuarial gain	—	—	—	—
Net benefit cost	$36	$3	$49	$9

Employer Contributions

Pension For the three and six months ended June 30, 2022, NCR contributed $5 million and $9 million, respectively, to its international pension plans. NCR anticipates contributing an additional $8 million to its international pension plans for a total of $17 million in 2022.

Postretirement For the three and six months ended June 30, 2022, NCR made no contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $1 million to its U.S. postretirement plan for a total of $1 million in 2022.
Postemployment For the three and six months ended June 30, 2022, NCR contributed $16 million and $23 million, respectively, to its postemployment plan. NCR anticipates contributing an additional $57 million to its postemployment plan for a total of $80 million in 2022.

Table of Content
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

NCR and API, along with B.A.T Industries p.l.c. (“BAT”), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (“NRD”) based upon a 1998 agreement (the “Cost Sharing Agreement”), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the “Funding Agreement”). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of June 30, 2022 and December 31, 2021, the receivable under the Funding Agreement was approximately $54 million and was included in Other assets in the Condensed Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

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

NCR's remediation liability has largely been met. The EPA is expected to issue a Certificate of Completion to the Company this summer, formally ending the Company's remediation obligation on the Fox River. Long-term monitoring will be performed by others. With respect to NRD, in connection with a certain settlement entered into by other PRPs in 2015, the Government

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
withdrew the NRD claims it had prosecuted on behalf of NRD trustees, including those NRD claims asserted against the Company.
While it is possible there could be additional changes to some elements of the reserve over upcoming periods, including in view of a final reconciliation of indemnitor payments, all in river-remediation, site demolition and site decommissioning have been completed. As noted, a Certificate of Completion is expected this summer. Nonetheless, there can be no assurance that unexpected expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of June 30, 2022 and December 31, 2021, the gross reserve for the Fox River matter was approximately $3 million and $4 million, respectively. As of June 30, 2022 and December 31, 2021, the net reserve for the Fox River matter was approximately $25 million and $26 million, respectively. NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of June 30, 2022 and December 31, 2021, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.

Regarding indemnitor payments, under a 1996 agreement, AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets for insurance recoveries and net tax benefits, if any. (The agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) Those companies have made the payments requested of them by the Company on an ongoing basis.

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
As of June 30, 2022 and December 31, 2021, the total reserve for Kalamazoo was $95 million and $99 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors' and indemnitors' obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $150 million and the Company will continue to pursue such contribution.

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

Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of June 30, 2022, NCR had disposed of approximately 68% of its lower-concentration wastes and approximately 51% of its higher-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. The government has given its final approvals, and the Company started to dispose of the high-concentration wastes in 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company adjusted its existing reserve for the matter to take into account this cost estimate. The reserve as of June 30, 2022 and December 31, 2021 is $12 million and $16 million, respectively. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through June 30, 2022, NCR has received a combined gross total of approximately $211 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but is currently in settlement discussions with certain carriers over amounts potentially owed to the Company. In December 2021, the Company recovered approximately $3 million as a result of those discussions and, in the second quarter of 2022, recovered an additional $6 million. Settlement discussions are continuing with the sole remaining carrier. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.

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

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of June 30, 2022 and December 31, 2021, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2022	2021
Warranty reserve liability
Beginning balance as of January 1	$19	$18
Accruals for warranties issued	9	14
Settlements (in cash or in kind)	(13)	(13)
Ending balance as of June 30	$15	$19

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

11. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended June 30, 2022 and 2021, the Company paid cash dividends of $4 million. During the six months ended June 30, 2022 and 2021, the Company paid cash dividends of $8 million.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of June 30, 2022 and December 31, 2021, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million shares.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Preferred Stock, unvested restricted stock units and stock options do not qualify as participating securities. See Note 8, “Stock Compensation Plans”, for share information on NCR’s stock compensation plans.

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations	$35	$(9)	$2	$21
Dividends on Series A Convertible Preferred Stock	(4)	(4)	(8)	(8)
Income (loss) from continuing operations attributable to NCR common stockholders	31	(13)	(6)	13
Income from discontinued operations, net of tax	6	—	5	—
Net income (loss) attributable to NCR common stockholders	$37	$(13)	$(1)	$13

Denominator:
Basic weighted average number of shares outstanding	136.6	131.0	136.2	130.5

Basic earnings per share:
From continuing operations	$0.23	$(0.10)	$(0.04)	$0.10
From discontinued operations	0.04	—	0.03	—
Total basic earnings per share	$0.27	$(0.10)	$(0.01)	$0.10

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations	$35	$(9)	$2	$21
Dividends on Series A Convertible Preferred Stock	(4)	(4)	(8)	(8)
Income (loss) from continuing operations attributable to NCR common stockholders	31	(13)	(6)	13
Income from discontinued operations, net of tax	6	—	5	—
Net income (loss) attributable to NCR common stockholders	$37	$(13)	$(1)	$13

Denominator:
Basic weighted average number of shares outstanding	136.6	131.0	136.2	130.5
Dilutive effect of restricted stock units and stock options	4.2	—	—	5.6
Weighted average diluted shares	140.8	131.0	136.2	136.1

Diluted earnings per share:
From continuing operations	$0.22	$(0.10)	$(0.04)	$0.10
From discontinued operations	0.04	—	0.03	—
Total diluted earnings per share	$0.26	$(0.10)	$(0.01)	$0.10

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
For the three months ended June 30, 2022, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 7.4 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the three months ended June 30, 2021, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended June 30, 2021, weighted average restricted stock units and stock options of 6.0 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the six months ended June 30, 2022, due to the net loss from continuing operations attributable to NCR common stockholders, potential common shares that would cause dilution, such as Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 9.2 million for the as-if converted Series A Convertible Preferred Stock because their effect would have been anti-dilutive. For the six months ended June 30, 2022, weighted average restricted stock units and options of 11.4 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of June 30, 2022 and December 31, 2021, the balance in AOCI related to foreign exchange derivative transactions was zero.

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

In January 2022, the Company executed a $250 million notional amount interest rate swap contract originally terminating on January 1, 2025. The interest rate swap contract had a fixed rate of 1.43% and was designated as a cash flow hedge of floating interest rate cost associated with the Company's U.S. Dollar vault cash agreements.

In March 2022, the Company terminated the outstanding $2 billion notional amount interest rate cap agreements maturing in 2024 for proceeds of $64 million. The gains will be recognized ratably through July 1, 2024, corresponding to the term of the original interest rate cap agreements.

In March 2022, the Company executed $2.2 billion aggregate notional amount interest rate swap contracts that began April 1, 2022 and had an original termination date of April 1, 2025. These interest rate swap contracts had fixed rates ranging from 2.078% to 2.443%, and were designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar and U.K. Pound Sterling vault cash agreements and TLA Facility.

In June 2022, the Company terminated the outstanding $2.4 billion aggregate notional interest rate swap contracts maturing in 2025 for proceeds of $55 million. The gains will be recognized ratably primarily through April 1, 2025, corresponding to the term of the original interest rate swap agreements.

In June 2022, the Company executed $2.4 billion aggregate notional amount interest rate swap contracts effective June 1, 2022 and terminating on April 1, 2025. These interest rate swap contracts have fixed rates ranging from 2.790% to 3.251%, and have been designated as cash flow hedges of the floating rate interest associated with the Company's U.S. Dollar and U.K. Pound Sterling vault cash agreements.

At June 30, 2022, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in Accumulated other comprehensive income related to these derivatives will be reclassified to Cost of services as payments are made on the Company’s vault cash rental obligations. Unrealized gains on terminated interest rate swap and cap agreements reported in Accumulated other comprehensive income will be reclassified to Interest expense and Cost of services ratably over terms corresponding to the original agreements, as described above. As of June 30, 2022 and December 31, 2021, the balance in AOCI related to Interest Rate Derivatives was $73 million and $8 million, respectively.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	June 30, 2022
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other current assets		$—	Other current liabilities		$3
Interest rate swap contracts	Other assets		$—	Other liabilities		$11
Total derivatives designated as hedging instruments			$—		$2,427	$14
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets		$1	Other current liabilities		$1
Total derivatives not designated as hedging instruments		$306	$1		$410	$1
Total derivatives			$1			$15

	Fair Values of Derivative Instruments
	December 31, 2021
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$2,000	$18	Other liabilities	$—	$—
Total derivatives designated as hedging instruments			$18			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$278	$1	Other current liabilities	$396	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$19			$1

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2022	For the three months ended June 30, 2021	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2022	For the three months ended June 30, 2021
Interest rate contracts	$21	$—	Cost of services	$5	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2022	For the six months ended June 30, 2021	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Interest rate contracts	$78	$—	Cost of services	$6	$—

As of June 30, 2022, the Company expects to reclassify $45 million of net derivative-related gains contained in Accumulated other comprehensive loss into earnings during the next twelve months.

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended June 30		Six months ended June 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2022	2021	2022	2021
Foreign exchange contracts	Other income (expense), net	$(12)	$1	$(18)	$(14)

Refer to Note 14, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2022 and December 31, 2021, we did not have any major concentration of credit risk related to financial instruments.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are set forth as follows:

	June 30, 2022
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$19	$19	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Total	$20	$19	$1	$—
Liabilities:
Interest rate swap agreements (4)	$14	$—	$14	$—
Foreign exchange contracts (5)	1	—	1	—
Total	$15	$—	$15	$—

	December 31, 2021
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$17	$17	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate cap agreements (3)	18	—	18	—
Total	$36	$17	$19	$—
Liabilities:
Foreign exchange contracts (5)	$1	$—	$1	$—
Total	$1	$—	$1	$—

(1)    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)    Included in Other current assets in the Condensed Consolidated Balance Sheets.
(3)    Included in Other assets in the Condensed Consolidated Balance Sheets.
(4)    Included in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets.
(5)    Included in Other current liabilities in the Condensed Consolidated Balance Sheets.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of June 30, 2022, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three and six months ended June 30, 2022 and 2021.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2021	$(275)	$(24)	$8	$(291)
Other comprehensive income (loss) before reclassifications	(78)	—	60	(18)
Amounts reclassified from AOCI	—	(1)	5	4
Net current period other comprehensive (loss) income	(78)	(1)	65	(14)
Balance as of June 30, 2022	$(353)	$(25)	$73	$(305)

Reclassifications Out of AOCI

	For the three months ended June 30, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	—	5	5
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Total before tax	$—	$—	$5	$5
Tax expense				(1)
Total reclassifications, net of tax				$4

For the three months ended June 30, 2021
Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	—	—	—
Total before tax	$—	$—	$—	$—
Tax expense				—
Total reclassifications, net of tax				$—

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the six months ended June 30, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	6	5
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Total before tax	$—	$(1)	$6	$5
Tax expense				(1)
Total reclassifications, net of tax				$4

	For the six months ended June 30, 2021
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	—	(1)
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Total before tax	$—	$(1)	$—	$(1)
Tax expense				—
Total reclassifications, net of tax				$(1)

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2022	December 31, 2021
Accounts receivable
Trade	$1,062	$939
Other	49	44
Accounts receivable, gross	1,111	983
Less: allowance for credit losses	(26)	(24)
Total accounts receivable, net	$1,085	$959
Our allowance for credit losses as of June 30, 2022 and December 31, 2021 was $26 million and $24 million, respectively. The impact to our allowance for credit losses for the three and six months ended June 30, 2022 was an expense of $4 million and $8 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable, risks to specific industries or countries, as well as the COVID-19 pandemic, and adjust the reserves accordingly. Our allowance for credit losses charged to expense for the three and six months ended June 30, 2021 was $3 million. The Company recorded write-offs against the reserve for the three months ended June 30, 2022 and 2021 of $4 million and $2 million, respectively. The Company recorded write-offs against the reserve for the six months ended June 30, 2022 and 2021 of $6 million and $14 million, respectively.
The components of inventory are summarized as follows:

In millions	June 30, 2022	December 31, 2021
Inventories
Work in process and raw materials	$191	$184
Finished goods	269	185
Service parts	398	385
Total inventories	$858	$754

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

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three and six months ended June 30, 2022 to the results for the three and six months ended June 30, 2021.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at June 30, 2022.

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

Eliminations include revenues from contracts with customers and the related costs that are reported in the Payments & Network segment as well as in the Retail or Hospitality segments, including merchant acquiring services that are monetized via payments.

NCR’s reputation is founded upon over 137 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.
SIGNIFICANT THEMES AND EVENTS

As more fully discussed in later sections of this MD&A, the following were significant themes and events for the second quarter of 2022.

•Revenue of $1,997 million, up 19% compared to the prior year period, and up 23% excluding unfavorable foreign currency impacts
•Numerous external macro factors, such as rising interest rates, the effects of the strong U.S. dollar, supply-chain challenges, high component costs, and high energy prices continue to impact quarterly results

STRATEGIC INITIATIVES AND TRENDS

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

As we strive to achieve these aspirational five-year goals, we plan to capitalize on opportunities presented by the acquisitions of Cardtronics and LibertyX to accelerate our Payments & Network business as we go to market with a more robust offering in this segment. We also plan to continue to improve our execution to drive solid returns and to transform our business to enhance value for all shareholders.

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

Impacts from Geopolitical, Macroeconomic, and COVID-19 Challenges

We continue to be exposed to macroeconomic pressures as a result of the lingering impacts of the COVID-19 pandemic, supply chain challenges, foreign currency fluctuations, and spikes in commodity and energy prices as a result of geopolitical challenges, including the war in Eastern Europe. We continue to navigate through these challenges with a sharp focus on and goal of safeguarding our employees, helping our customers and managing impacts on our supply chain. Despite the unprecedented environment, our teams are executing at a high level and we are advancing our strategy.

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

For further information on the risks posed to our business from the COVID-19 pandemic and other factors, refer to Part I, Item 1A, “Risk Factors”, of the Company's 2021 Form 10-K. For further information on exposures to foreign exchange risk, refer to Item 3, "Quantitative and Qualitative Disclosures about Market Risk", in this Form 10-Q.

Results from Operations

For the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

Consolidated Results

The following tables show our results for the three and six months ended June 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Product revenue	$614	$551	30.7%	32.9%	11%
Service revenue	1,383	1,126	69.3%	67.1%	23%
Total revenue	1,997	1,677	100.0%	100.0%	19%
Product gross margin	70	98	11.4%	17.8%	(29)%
Service gross margin	401	358	29.0%	31.8%	12%
Total gross margin	471	456	23.6%	27.2%	3%
Selling, general and administrative expenses	309	303	15.5%	18.1%	2%
Research and development expenses	59	69	3.0%	4.1%	(14)%
Income from operations	$103	$84	5.2%	5.0%	23%

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Product revenue	$1,130	$1,033	29.3%	32.1%	9%
Service revenue	2,733	2,188	70.7%	67.9%	25%
Total revenue	3,863	3,221	100.0%	100.0%	20%
Product gross margin	94	172	8.3%	16.7%	(45)%
Service gross margin	788	698	28.8%	31.9%	13%
Total gross margin	882	870	22.8%	27.0%	1%
Selling, general and administrative expenses	622	541	16.1%	16.8%	15%
Research and development expenses	124	135	3.2%	4.2%	(8)%
Income from operations	$136	$194	3.5%	6.0%	(30)%

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

Recurring revenue as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Recurring revenue (1)	$1,217	$929	60.9%	55.4%	31%
All other products and services	780	748	39.1%	44.6%	4%
Total Revenue	$1,997	$1,677	100%	100%	19%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Recurring revenue (1)	$2,396	$1,803	62.0%	56.0%	33%
All other products and services	1,467	1,418	38.0%	44.0%	3%
Total Revenue	$3,863	$3,221	100.0%	100.0%	20%

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

Net income (loss) from continuing operations and Adjusted EBITDA as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Net income (loss) from continuing operations attributable to NCR	$35	$(9)	1.8%	(0.5)%	489%
Adjusted EBITDA	$339	$281	17.0%	16.8%	21%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Net income (loss) from continuing operations attributable to NCR	$2	$21	0.1%	0.7%	(90)%
Adjusted EBITDA	$610	$539	15.8%	16.7%	13%

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

Constant Currency NCR presents certain financial measures, such as period-over-period revenue growth, on a constant currency basis, which excludes the effects of foreign currency translation by translating prior period results at current period monthly average exchange rates. Due to the overall variability of foreign exchange rates from period to period, NCR’s management uses constant currency measures to evaluate period-over-period operating performance on a more consistent and comparable basis. NCR’s management believes that presentation of financial measures without this result may contribute to an understanding of the Company's period-over-period operating performance and provides additional insight into historical and/or future performance, which may be helpful for investors.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) NCR's management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of strength and performance of the Company's ongoing business operations, including funding discretionary spending such as capital expenditures, strategic acquisitions, and other investments. NCR determines Adjusted EBITDA based on GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles and restructuring charges, among others. Refer to the table below for the reconciliations of net income (loss) from continuing operations attributable to NCR (GAAP) to Adjusted EBITDA (non-GAAP).

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of June 30, 2022, we have substantially ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and six months ended June 30, 2022, our non-GAAP presentation of the measures described above exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts. We have not adjusted the presentation of the prior year periods due to the immaterial impact of Russia to revenue and income from continuing operations for the three and six months ended June 30, 2021.

NCR's definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP.

	Three months ended June 30		Six months ended June 30
In millions	2022	2021	2022	2021
Net income (loss) from continuing operations attributable to NCR (GAAP)	$35	$(9)	$2	$21
Transformation and restructuring costs	49	7	76	15
Acquisition-related amortization of intangibles	45	23	86	43
Acquisition-related costs	3	56	8	83
Interest expense	67	61	130	106
Interest income	(2)	(1)	(3)	(4)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	104	76	207	146
Income taxes	—	31	13	48
Stock-based compensation expense	35	37	69	81
Russia	3	—	22	—
Adjusted EBITDA (non-GAAP)	$339	$281	$610	$539

Revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 vs 2021
Product revenue	$614	$551	30.7%	32.9%	11%
Service revenue	1,383	1,126	69.3%	67.1%	23%
Total revenue	$1,997	$1,677	100.0%	100.0%	19%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 vs 2021
Product revenue	$1,130	$1,033	29.3%	32.1%	9%
Service revenue	2,733	2,188	70.7%	67.9%	25%
Total revenue	$3,863	$3,221	100.0%	100.0%	20%

Product revenue includes our hardware and software license revenue streams as well as cryptocurrency-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.

For the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

The second quarter 2021 results include the operations of Cardtronics from the date of acquisition, June 21, 2021, to June 30, 2021. As a result, revenue for the three and six months ended June 30, 2021 includes $32 million from Cardtronics.

Total revenue increased 19% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Foreign currency fluctuations had an unfavorable impact of 4% on the revenue comparison. Product revenue for the three months ended June 30, 2022 increased 11% compared to the three months ended June 30, 2021 due to growth in POS and ATM revenue as well as the addition of cryptocurrency revenue following the acquisition of LibertyX in January 2022, partially offset by a decline in SCO hardware revenue. Service revenue for the three months ended June 30, 2022 increased 23% compared to the prior year period due to growth in software related services, which includes the results of Cardtronics.

Total revenue increased 20% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison. Product revenue for the six months ended June 30, 2022 increased 9% compared to the six months ended June 30, 2021 due to growth in POS revenue as well as the addition of cryptocurrency revenue following the acquisition of LibertyX in January 2022, partially offset by a decline in ATM and SCO hardware revenue. Service revenue for the six months ended June 30, 2022 increased 25% compared to the six months ended June 30, 2021 due to growth in software related services, which includes the results of Cardtronics.

Gross Margin

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Product gross margin	$70	$98	11.4%	17.8%	(29)%
Service gross margin	401	358	29.0%	31.8%	12%
Total gross margin	$471	$456	23.6%	27.2%	3%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Gross margin as a percentage of revenue in the three months ended June 30, 2022 was 23.6% compared to 27.2% in the three months ended June 30, 2021. Gross margin in the three months ended June 30, 2022 included $16 million of transformation costs, $27 million of amortization of acquisition-related intangible assets, $1 million of acquisition-related costs, partially offset by profit of $4 million related to collections and inventory liquidation in Russia. Gross margin for the three months ended June 30, 2021 included $7 million of transformation and restructuring costs and $9 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue decreased from 28.1% to 25.7% due to increases in fuel costs, component parts, and interest rates on vault cash agreements as well as other supply chain challenges that continued to negatively impact our costs. The impact of these cost increases were partially offset by cost mitigation actions implemented and an increase in the favorable higher margin software and services revenue.

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Product gross margin	$94	$172	8.3%	16.7%	(45)%
Service gross margin	788	698	28.8%	31.9%	13%
Total gross margin	$882	$870	22.8%	27.0%	1%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Gross margin as a percentage of revenue in the six months ended June 30, 2022 was 22.8% compared to 27.0% in the six months ended June 30, 2021. Gross margin in the six months ended June 30, 2022 included $21 million of transformation costs, $46 million of amortization of acquisition-related intangible assets, $1 million of acquisition-related costs, and $10 million related to operating losses, impairments and other actions taken with respect to our operations in Russia. Gross margin for the six months ended June 30, 2021 included $11 million of transformation costs and $16 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue decreased from 27.8% to 24.9% due to increases in fuel costs, component parts, and interest rates as well as other supply chain challenges that negatively impacted our costs. The impact of these cost increases were partially offset by cost mitigation actions implemented, employee retention credits, and an increase in the favorable higher margin software and services revenue.

Selling, General and Administrative Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 vs 2021
Selling, general and administrative expenses	$309	$303	15.5%	18.1%	2%

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Selling, general, and administrative expenses were $309 million compared to $303 million in the three months ended June 30, 2022 and 2021, respectively. As a percentage of revenue, selling, general and administrative expenses were 15.5% compared to 18.1% in the three months ended June 30, 2022 and 2021, respectively. In the three months ended June 30, 2022, selling, general and administrative expenses included $25 million of transformation costs, $18 million of amortization of acquisition-related intangible assets, $2 million of acquisition-related costs and $2 million of costs related to actions taken with respect to our operations in Russia. In the three months ended June 30, 2021, selling, general and administrative expenses primarily included $14 million of amortization of acquisition-related intangible assets and $59 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses decreased slightly as a percentage of revenue from 13.7% to 13.2% primarily due to cost mitigation actions implemented.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 vs 2021
Selling, general and administrative expenses	$622	$541	16.1%	16.8%	15%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Selling, general, and administrative expenses were $622 million compared to $541 million in the six months ended June 30, 2022 and 2021, respectively. As a percentage of revenue, selling, general and administrative expenses were 16.1% compared to 16.8% in the six months ended June 30, 2022 and 2021, respectively. In the six months ended June 30, 2022, selling, general and administrative expenses included $46 million of transformation costs, $40 million of amortization of acquisition-related intangible assets, $7 million of acquisition-related costs and $6 million of costs related to actions taken with respect to our operations in Russia. In the six months ended June 30, 2021, selling, general and administrative expenses included $3 million of transformation and restructuring costs, $27 million of amortization of acquisition-related intangible assets, and $69 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses decreased slightly as a percentage of revenue from 13.7% to 13.6%.

Research and Development Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Research and development expenses	$59	$69	3.0%	4.1%	(14)%

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Research and development expenses were $59 million compared to $69 million in the three months ended June 30, 2022 and 2021, respectively. As a percentage of revenue, these costs were 3.0% and 4.1% in the three months ended June 30, 2022 and 2021, respectively. In the three months ended June 30, 2022, research and development expenses included $8 million of transformation costs. In the three months ended June 30, 2021, research and development expenses included $1 million of transformation benefits. After considering this item, research and development expenses decreased as a percentage of revenue from 4.2% to 2.6% due to cost-mitigation actions implemented and an increase in revenue year over year.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Research and development expenses	$124	$135	3.2%	4.2%	(8)%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Research and development expenses were $124 compared to $135 in the six months ended June 30, 2022 and 2021, respectively. As a percentage of revenue, these costs were 3.2% and 4.2% in the six months ended June 30, 2022 and 2021, respectively. In the six months ended June 30, 2022, research and development expenses included $9 million of transformation costs. In the six months ended June 30, 2021, research and development expenses included $1 million of transformation costs. After considering this item, research and development expenses decreased as a percentage of revenue from 4.2% to 3.0% due to an increase in revenue year over year and cost mitigation actions implemented.

Interest Expense

	Three months ended June 30		Increase (Decrease)
In millions	2022	2021	2022 v 2021
Interest expense	$67	$61	10%

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Interest expense was $67 million compared to $61 million in the three months ended June 30, 2022 and 2021, respectively. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's Senior Secured Credit Facility. The main driver was related to the increase in interest rates on the Senior Secured Credit Facility partially offset by lower average outstanding principal balances.

	Six months ended June 30		Increase (Decrease)
In millions	2022	2021	2022 v 2021
Interest expense	$130	$106	23%

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Interest expense was $130 million compared to $106 million in the six months ended June 30, 2022 and 2021, respectively. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's Senior Secured Credit Facility. The main driver was related to the increase in total outstanding debt as a result of the closing of the acquisition of Cardtronics in the second quarter of 2021, combined with an increase in interest rates on the Senior Secured Credit Facility.

Other Income (Expense), net

Other income (expense), net was income of $1 million and expense of $1 million in the three months ended June 30, 2022 and 2021, respectively, and income of $10 million and expense of $18 million in the six months ended June 30, 2022 and 2021, respectively, with the components reflected in the following table:

	Three months ended June 30		Six months ended June 30
In millions	2022	2021	2022	2021
Interest income	$2	$1	$3	$4
Foreign currency fluctuations and foreign exchange contracts	(7)	(3)	(7)	(7)
Bank-related fees	(3)	(2)	(5)	(21)
Employee benefit plans	10	3	21	6
Other, net	(1)	—	(2)	—
Other income (expense), net	$1	$(1)	$10	$(18)

Employee benefit plans within Other income (expense), net includes the components of pension, postemployment and postretirement expense, other than service cost. The increase in Employee benefit plans in 2022 compared to the prior year period is primarily related to actuarial gains related to the pension plans that are being amortized throughout the year. In the six months ended June 30, 2021, the Company incurred bank-related fees of $19 million related to certain structuring and commitment fees as a result of the financing transactions entered into during the first quarter of 2021 related to the transaction with Cardtronics.

Income Taxes

	Three months ended June 30		Six months ended June 30
In millions	2022	2021	2022	2021
Income tax expense (benefit)	$—	$31	$13	$48

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was approximately zero for the three months ended June 30, 2022 compared to $31 million income tax expense for the three months ended June 30, 2021. The change was primarily driven by discrete tax expenses and benefits. In the three months ended June 30, 2022 the Company recognized a $6 million benefit from provision to return adjustments and a $7 million benefit related to uncertain tax position settlements and statute of limitation lapses. In the three months ended June 30, 2021, the Company recognized a $34 million expense from recording a valuation allowance against interest limitation carryforwards in the U.S. and a $14 million benefit from the deferred tax impact of a tax law change enacted in the U.K.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Income tax expense was $13 million for the six months ended June 30, 2022 compared to expense of $48 million for the six months ended June 30, 2021. The change was primarily driven by lower income before taxes and discrete tax expenses and benefits. In the six months ended June 30, 2022, the Company recognized a $4 million benefit from provision to return adjustments and a $7 million benefit related to uncertain tax position settlements and statute of limitation lapses. In the six months ended June 30, 2021, the Company recognized a $34 million expense from recording a valuation allowance against interest limitation carryforwards in the U.S. and a $14 million benefit from the deferred tax impact of a tax law change in the U.K.

The Company is subject to numerous federal, state and foreign tax audits. While we believe that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2022 or future periods.

Income (Loss) from Discontinued Operations

The Company recognized income from discontinued operations, net of tax, of $6 million and $5 million in the three and six months ended June 30, 2022, respectively. The income from discontinued operations, net of tax, was primarily driven by insurance recoveries partially offset by immaterial updates to various environmental remediation matters. In the three and six months ended June 30, 2021, there was no activity related to discontinued operations.

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

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of June 30, 2022, we have substantially ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and six months ended June 30, 2022, our non-GAAP presentation of the measures described above exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts. We have not adjusted the presentation of the prior year periods due to the immaterial impact of Russia to revenue and income from continuing operations for the three and six months ended June 30, 2021.

The following tables show our segment revenue and Adjusted EBITDA for the three and six months ended June 30, the relative percentage that those amounts represent to segment revenue, and the change in those amounts year-over-year.

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)	Increase (Decrease) Constant Currency
In millions	2022	2021	2022	2021	2022 v 2021	2022 v 2021
Revenue
Payments & Network	$332	$54	16.7%	3.2%	515%	526%
Digital Banking	131	129	6.6%	7.7%	2%	2%
Self-Service Banking	679	645	34.1%	38.5%	5%	9%
Retail	562	562	28.2%	33.5%	—%	4%
Hospitality	238	215	11.9%	12.8%	11%	11%
Other	61	77	3.1%	4.6%	(21)%	(19)%
Eliminations (2)	(12)	(5)	(0.6)%	(0.3)%	140%	140%
Total segment revenue	$1,991	$1,677	100.0%	100%	19%	22%
Other adjustment (3)	6	—
Total revenue	$1,997	$1,677			19%	23%

Adjusted EBITDA by Segment
Payments & Network	$97	$19	29.2%	35.2%	411%
Digital Banking	56	55	42.7%	42.6%	2%
Self-Service Banking	142	140	20.9%	21.7%	1%
Retail	104	121	18.5%	21.5%	(14)%
Hospitality	46	39	19.3%	18.1%	18%
Corporate and Other	(98)	(89)	(160.7)%	(115.6)%	10%
Eliminations (2)	(8)	(4)	66.7%	80.0%	100%
Total Adjusted EBITDA	$339	$281	17.0%	16.8%	21%

(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.
(2) Eliminations include revenues from contracts with customers and the related costs that are reported in the Payments & Network segment as well as in the Retail or Hospitality segments, including merchant acquiring services that are monetized via payments.
(3) Other adjustment reflects the revenue attributable to the Company's operations in Russia for the three months ending June 30, 2022 that was excluded from management's measure of revenue due to our announcement to suspend sales to Russia and anticipated orderly wind down of our operations in Russia. The revenue attributable to the Russian operations for the prior period of $11 million is included in the respective segments.

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)	Increase (Decrease) Constant Currency
In millions	2022	2021	2022	2021	2022 v 2021	2022 v 2021
Revenue
Payments & Network	$631	$76	16.4%	2.4%	730%	741%
Digital Banking	267	$252	6.9%	7.8%	6%	6%
Self-Service Banking	1,290	$1,273	33.5%	39.5%	1%	4%
Retail	1,108	$1,082	28.7%	33.6%	2%	6%
Hospitality	449	$394	11.7%	12.2%	14%	15%
Other	129	$154	3.3%	4.8%	(16)%	(13)%
Eliminations (2)	(20)	$(10)	(0.5)%	(0.3)%	100%	100%
Total segment revenue	$3,854	$3,221	100%	100.0%	20%	23%
Other adjustment (3)	9	—
Total revenue	$3,863	$3,221			20%	23%

Adjusted EBITDA by Segment
Payments & Network	$195	$22	30.9%	28.9%	786%
Digital Banking	112	109	41.9%	43.3%	3%
Self-Service Banking	254	277	19.7%	21.8%	(8)%
Retail	171	219	15.4%	20.2%	(22)%
Hospitality	87	75	19.4%	19.0%	16%
Corporate and Other	(195)	(156)	(151.2)%	(101.3)%	25%
Eliminations (2)	(14)	(7)	70.0%	70.0%	100%
Total Adjusted EBITDA	$610	$539	15.8%	16.7%	13%

(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.
(2) Eliminations include revenues from contracts with customers and the related costs that are reported in the Payments & Network segment as well as in the Retail or Hospitality segments, including merchant acquiring services that are monetized via payments.
(3) Other adjustment reflects the revenue attributable to the Company's operations in Russia for the six months ending June 30, 2022 that were excluded from management's measure of revenue due to our announcement to suspend sales to Russia and anticipated orderly wind down of our operations in Russia. The revenue attributable to the Russian operations for the prior period of $19 million is included in the respective segments.

The following table provides a reconciliation of segment and total revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three and six months ended June 30, 2022.

	Three months ended June 30, 2022			Six months ended June 30, 2022
$ in millions	Revenue Growth % (GAAP)	Favorable (Unfavorable) FX Impact	Revenue Growth % Constant Currency (non-GAAP)	Revenue Growth % (GAAP)	Favorable (Unfavorable) FX Impact	Revenue Growth % Constant Currency (non-GAAP)
Payments & Network	515%	(11)%	526%	730%	(11)%	741%
Digital Banking	2%	—%	2%	6%	—%	6%
Self-Service Banking	5%	(4)%	9%	1%	(3)%	4%
Retail	—%	(4)%	4%	2%	(4)%	6%
Hospitality	11%	—%	11%	14%	(1)%	15%
Other	(21)%	(2)%	(19)%	(16)%	(3)%	(13)%
Eliminations	140%	—%	140%	100%	—%	100%
Total segment revenue	19%	(3)%	22%	20%	(3)%	23%
Total revenue	19%	(4)%	23%	20%	(3)%	23%

Segment Revenue

For the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

Payments & Network revenue increased significantly for the three and six months ended June 30, 2022 compared to the prior year periods, primarily due to additional payments processing revenue from the acquisition of Cardtronics, which occurred on June 21, 2021. Additionally, the three and six months ended June 30, 2022 includes cryptocurrency transaction processing revenue following the acquisition of LibertyX in January 2022.

Digital Banking revenue increased 2% and 6% for the three and six months ended June 30, 2022, respectively, compared to the prior year periods, due to an increase in software license and cloud services revenues.

Self-Service Banking revenue increased 5% and 1% for the three and six months ended June 30, 2022, respectively, compared to the prior year periods. Foreign currency fluctuations had an unfavorable impact of 4% and 3% on the three and six month revenue comparisons, respectively. For the three months ended June 30, 2022, the increase in revenue is due to an increase in ATM hardware sales and an increase in software and services revenues, including software licenses and hardware and software maintenance. For the six months ended June 30, 2022, the increase in revenue compared to prior year period is due to an increase in software and services revenues, including software licenses, hardware maintenance and professional services partially offset by a decline in ATM hardware sales. The decline in ATM hardware sales was due in part to supply chain challenges that resulted in temporary order fulfillment delays during the first quarter of 2022. Software and services revenue as a percent of total Self-Service Banking segment revenue was 67% in the second quarter of 2022 and 2021.

Retail revenue was flat for the three months ended June 30, 2022 compared to the prior year period and increased 2% for the six months ended June 30, 2022 compared to the prior year period. Foreign currency fluctuations had an unfavorable impact of 4% on the three and six month revenue comparisons, respectively. Revenue results were primarily due to higher point-of-sale hardware and point-of-sale solutions revenue partially offset by a decrease in services revenue and self checkout hardware revenue.

Hospitality revenue increased 11% and 14% for the three and six months ended June 30, 2022, respectively, compared to the prior year period, driven primarily by an increase in point-of-sale hardware and point-of-sale solutions revenue, as well as an increase in services and payments processing revenues.

For the operations grouped as Other, revenue decreased 21% and 16% for the three and six months ended June 30, 2022, respectively, compared to the prior year period, primarily due to a decrease in hardware maintenance revenue in the telecommunications and technology business.

Segment Adjusted EBITDA

For the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

Payments & Network Adjusted EBITDA increased significantly for the three and six months ended June 30, 2022 compared to the prior year period, primarily due to additional payments processing revenue from the acquisition of Cardtronics, which occurred in the second quarter of 2021. Payments & Network Adjusted EBITDA for the three and six months ended June 30, 2022 has been negatively impacted by higher interest rates, which increases the cost of our vault cash rental obligations.

Digital Banking Adjusted EBITDA increased 2% and 3% for the three and six months ended June 30, 2022, respectively, compared to the prior year period, driven by an increase in recurring revenue.

Self-Service Banking Adjusted EBITDA increased 1% and declined 8% for the three and six months ended June 30, 2022, respectively, compared to the prior year period. The increase in Adjusted EBITDA for the three months ended June 30, 2022 compared to the prior year period was primarily due to favorable revenue mix on increased software and services revenue, partially offset by supply chain challenges and increased fuel costs which drove up component and other costs, particularly in ATM hardware, hardware maintenance and transaction services. The decline in Adjusted EBITDA for the six months ended June 30, 2022 compared to the prior year period was primarily due to supply chain challenges and increased fuel costs. These headwinds were partially offset by an increase in recurring revenue.

Retail Adjusted EBITDA declined 14% and 22% for the three and six months ended June 30, 2022, respectively, compared to the prior year period, primarily driven by product cost and mix, increased labor costs, and other supply chain challenges in the first half of 2022.

Hospitality Adjusted EBITDA increased 18% and 16% for the three and six months ended June 30, 2022, respectively, compared to the prior year period, primarily driven by an increase in revenue driven by subscription and payments processing. These improvements were partially offset by supply chain challenges and increased fuel costs which drove up component and other costs, particularly in transaction services and hardware in the first half of 2022.

Corporate and Other Adjusted EBITDA loss increased 10% and 25% for the three and six months ended June 30, 2022, respectively, compared to the prior year period, primarily due to infrastructure costs of the Cardtronics business that was acquired on June 21, 2021.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $118 million in the six months ended June 30, 2022 compared to cash provided by operating activities of $310 million in the six months ended June 30, 2021. The decrease in cash provided by operating activities in the six months ended June 30, 2022 was driven by lower operating earnings as well as the unfavorable movement in net working capital accounts, partially offset by cash received upon termination of interest rate swap contracts in the first and second quarters of 2022.

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

The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the six months ended June 30, 2022 :

	Six months ended June 30
In millions	2022	2021
Net cash provided by operating activities	118	$310
Expenditures for property, plant and equipment	(32)	(30)
Additions to capitalized software	(142)	(110)
Restricted cash settlement activity	37	1
Transaction costs	—	55
Pension contributions	9	9
Free cash flow (non-GAAP)	$(10)	$235

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments. During the six months ended June 30, 2022, the payments for business combinations totaled $1 million, net of cash acquired, for the cash consideration paid related to the acquisition of LibertyX completed in January of 2022 and the acquisition of Cardtronics in June of 2021. The LibertyX acquisition was completed via issuance of NCR common stock in exchange for the outstanding shares of LibertyX. During the six months ended June 30, 2021, the payments for business combinations was $2,464 million, mainly related to the acquisition of Cardtronics completed in the second quarter of 2021.

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

Financing activities during the six months ended June 30, 2022 also included dividends paid on the Series A preferred stock of $8 million, proceeds from employee stock plans of $14 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $36 million. Financing activities during the six months ended June 30, 2021 included dividends paid on the Series A preferred stock of $8 million, proceeds from stock employee plans of $18 million, and tax withholding payments on behalf of employees for stock based awards that vested of $25 million.

Long Term Borrowings The Senior Secured Credit Facility consists of term loan facilities in an aggregate principal amount of $2.055 billion, of which $1.94 billion was outstanding as of June 30, 2022. Additionally, the Senior Secured Credit Facility provides for a five-year Revolving Credit Facility with an aggregate principal amount of $1.3 billion, of which $420 million was outstanding as of June 30, 2022. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of June 30, 2022, there were $24 million letters of credit outstanding.

As of June 30, 2022, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029, and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

See Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for further information on the Senior Secured Credit Facility.

Employee Benefit Plans In 2022, we expect to make contributions of $17 million to our international pension plans, $80 million to our postemployment plan and $1 million to our postretirement plan. For additional information, refer to Note 9, “Employee Benefit Plans” of the Notes to Condensed Consolidated Financial Statements.

Series A Convertible Preferred Stock As of June 30, 2022, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the six months ended June 30, 2022 and 2021, the Company paid cash dividends of $8 million, respectively.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of June 30, 2022 and December 31, 2021, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 9.2 million shares.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at June 30, 2022 and December 31, 2021 were $318 million and $412 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of June 30, 2022, our cash and cash equivalents totaled $398 million and our total debt was $5.66 billion, excluding deferred fees. As of June 30, 2022, our borrowing capacity under the Revolving Credit Facility was approximately $856 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Company’s 2021 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to environmental matters, debt servicing obligations, payments related to transformation initiatives, and in the long-term (i.e., beyond June 30, 2023) to meet our material cash requirements.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $8 million as of June 30, 2022. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $8 million as of June 30, 2022. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the second quarter of 2022 compared to the second quarter of 2021 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 58% of our borrowings were on a fixed rate basis as of June 30, 2022. The increase in pre-tax interest expense for the six months ended June 30, 2022 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million, including the impact from outstanding interest rate swaps.

Additionally, as our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended June 30, 2022 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million, excluding the impact from outstanding interest rate swap agreements.

We utilize interest rate swap contracts and interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements and interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 13, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of June 30, 2022.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2022, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2022, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, $153 million was available for repurchases under the March 2017 program, and approximately $782 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended June 30, 2022, less than 0.1 million shares were purchased at an average price of $39.35 per share.

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

    Item 6.     EXHIBITS

10.1	NCR Corporation Executive Officer Cash Severance Policy (Exhibit 99.1 to the Current Report on Form 8-K of NCR Corporation dated May 4, 2022) *

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021; (ii) our condensed consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021; (iii) our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021; (iv) our condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021; (v) our condensed consolidated statements of changes in stockholder's equity for the three months ended March 31, 2022 and 2021; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	July 29, 2022	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Senior Executive Vice President and Chief Financial Officer