Form 10-Q
period 2022-09-30
NCR CORP
filed 2022-10-31
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of October 14, 2022, there were approximately 137.4 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Product revenue	$590	$520	$1,720	$1,553
Service revenue	1,382	1,381	4,115	3,569
Total revenue	1,972	1,901	5,835	5,122
Cost of products	524	429	1,560	1,290
Cost of services	957	952	2,902	2,442
Selling, general and administrative expenses	264	294	886	835
Research and development expenses	40	69	164	204
Total operating expenses	1,785	1,744	5,512	4,771
Income (loss) from operations	187	157	323	351
Loss on extinguishment of debt	—	(42)	—	(42)
Interest expense	(74)	(68)	(204)	(174)
Other income (expense), net	(1)	(5)	9	(23)
Income (loss) from continuing operations before income taxes	112	42	128	112
Income tax expense (benefit)	43	29	56	77
Income (loss) from continuing operations	69	13	72	35
Income (loss) from discontinued operations, net of tax	—	—	5	—
Net income (loss)	69	13	77	35
Net income (loss) attributable to noncontrolling interests	—	1	1	2
Net income (loss) attributable to NCR	$69	$12	$76	$33
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$69	$12	$71	$33
Series A convertible preferred stock dividends	(4)	(4)	(12)	(12)
Income (loss) from continuing operations attributable to NCR common stockholders	65	8	59	21
Income (loss) from discontinued operations, net of tax	—	—	5	—
Net income (loss) attributable to NCR common stockholders	$65	$8	$64	$21
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.47	$0.06	$0.43	$0.16
Diluted	$0.46	$0.06	$0.42	$0.15
Net income (loss) per common share
Basic	$0.47	$0.06	$0.47	$0.16
Diluted	$0.46	$0.06	$0.45	$0.15
Weighted average common shares outstanding
Basic	137.0	131.5	136.4	130.8
Diluted	140.3	137.8	140.9	137.1
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Net income (loss)	$69	$13	$77	$35
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (loss)	(75)	(29)	(154)	(28)
Derivatives
Unrealized gains (loss) on derivatives	77	—	155	—
Loss (gains) on derivatives recognized during the period	(9)	—	(3)	—
Less income tax	(16)	—	(35)	—
Employee benefit plans
Amortization of prior service cost (benefit)	—	—	(1)	(1)
Less income tax	—	—	—	—
Other comprehensive income (loss)	(23)	(29)	(38)	(29)
Total comprehensive income (loss)	46	(16)	39	6
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	—	1	1	2
Currency translation losses	(2)	—	(3)	—
Amounts attributable to noncontrolling interests	(2)	1	(2)	2
Comprehensive income (loss) attributable to NCR	$48	$(17)	$41	$4
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$434	$447
Accounts receivable, net of allowances of $29 and $24 as of September 30, 2022 and December 31, 2021, respectively	1,116	959
Inventories	827	754
Restricted cash	302	295
Other current assets	512	421
Total current assets	3,191	2,876
Property, plant and equipment, net	620	703
Goodwill	4,572	4,519
Intangibles, net	1,184	1,316
Operating lease assets	377	419
Prepaid pension cost	263	300
Deferred income taxes	678	732
Other assets	898	776
Total assets	$11,783	$11,641
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$106	$57
Accounts payable	876	826
Payroll and benefits liabilities	319	389
Contract liabilities	507	516
Settlement liabilities	271	263
Other current liabilities	691	757
Total current liabilities	2,770	2,808
Long-term debt	5,611	5,505
Pension and indemnity plan liabilities	723	789
Postretirement and postemployment benefits liabilities	121	119
Income tax accruals	108	116
Operating lease liabilities	358	388
Other liabilities	371	383
Total liabilities	10,062	10,108
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; redemption amount and liquidation preference of $276 as of September 30, 2022 and December 31, 2021, respectively	275	274
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 137.0 and 132.2 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Paid-in capital	675	515
Retained earnings	1,095	1,031
Accumulated other comprehensive loss	(326)	(291)
Total NCR stockholders’ equity	1,445	1,256
Noncontrolling interests in subsidiaries	1	3
Total stockholders’ equity	1,446	1,259
Total liabilities and stockholders’ equity	$11,783	$11,641
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2022	2021
Operating activities
Net income (loss)	$77	$35
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	(5)	—
Loss on debt extinguishment	—	42
Depreciation and amortization	451	364
Stock-based compensation expense	97	119
Deferred income taxes	24	30
Loss (gain) on disposal of property, plant and equipment and other assets	4	—
Changes in assets and liabilities, net of effects of business acquired:
Receivables	(274)	240
Inventories	(220)	(165)
Current payables and accrued expenses	113	210
Contract liabilities	(24)	5
Employee benefit plans	(3)	(30)
Other assets and liabilities	5	(43)
Net cash provided by operating activities	$245	$807
Investing activities
Expenditures for property, plant and equipment	$(72)	$(68)
Proceeds from sale of property, plant and equipment and other assets	8	1
Additions to capitalized software	(217)	(174)
Business acquisitions, net of cash acquired	(12)	(2,466)
Purchases of short-term investments	—	(13)
Proceeds from sales of short-term investments	—	14
Other investing activities, net	(5)	(6)
Net cash used in investing activities	$(298)	$(2,712)
Financing activities
Payments on term credit facilities	$(31)	$(106)
Payments on revolving credit facilities	(846)	(1,431)
Payments of senior unsecured notes	—	(400)
Borrowings on term credit facilities	—	1,505
Borrowings on revolving credit facilities	1,021	1,541
Proceeds from issuance of senior unsecured notes	—	1,200
Debt issuance costs and bridge commitment fees	—	(52)
Call premium paid on debt extinguishment	—	(37)
Cash dividend paid for Series A preferred shares dividends	(11)	(11)
Proceeds from employee stock plans	19	33
Tax withholding payments on behalf of employees	(38)	(28)
Net change in client funds obligations	(6)	(3)
Principal payments for finance lease obligations	(12)	(13)
Other financing activities	(3)	(2)
Net cash provided by (used in) financing activities	$93	$2,196
Cash flows from discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	$(1)	$(50)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43)	(12)
Increase (decrease) in cash, cash equivalents, and restricted cash	(4)	229
Cash, cash equivalents and restricted cash at beginning of period	749	406
Cash, cash equivalents and restricted cash at end of period	$745	$635

Supplemental disclosures of noncash investing and financing activities During the nine months ended September 30, 2022, we issued shares of the Company's common stock and assumed unvested outstanding option awards in the acquisition of Moon Inc., dba LibertyX, for total non-cash consideration of $68 million. In connection with the acquisition, we also assumed debt of $2 million. Refer to Note 2, “Business Combinations”, for additional information on the LibertyX acquisition.
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2021	132	$1	$515	$1,031	$(291)	$3	$1,259
Comprehensive income:
Net income (loss)	—	—	—	(34)	—	(1)	(35)
Other comprehensive income (loss)	—	—	—	—	18	—	18
Total comprehensive income (loss)	—	—	—	(34)	18	(1)	(17)
Employee stock purchase and stock compensation plans	3	—	19	—	—	—	19
Stock issued in acquisition of LibertyX	1	—	68	—	—	—	68
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2022	136	$1	$602	$993	$(273)	$2	$1,325
Comprehensive income:
Net income (loss)	—	—	—	41	—	2	43
Other comprehensive income (loss)	—	—	—	—	(32)	(1)	(33)
Total comprehensive income (loss)	—	—	—	41	(32)	1	10
Employee stock purchase and stock compensation plans	1	—	42	—	—	—	42
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
June 30, 2022	137	$1	$644	$1,030	$(305)	$3	$1,373
Comprehensive income:
Net income (loss)	—	—	—	69	—	—	69
Other comprehensive income (loss)	—	—	—	—	(21)	(2)	(23)
Total comprehensive income (loss)	—	—	—	69	(21)	(2)	46
Employee stock purchase and stock compensation plans	—	—	31	—	—	—	31
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
September 30, 2022	137	$1	$675	$1,095	$(326)	$1	$1,446

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

Change in reportable segments Effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. The reportable segments effective January 1, 2022 include: Retail, Hospitality, Digital Banking, Payments & Network, and Self-Service Banking. Additionally, effective January 1, 2022, the Company manages Corporate & Other, which includes income and expenses that are not specifically attributable to an individual reportable segment and thus will be reflected only in consolidated results, as well as our Telecommunications & Technology business, an immaterial operating segment. We have reclassified prior period segment disclosures to conform to current period presentation. Refer to Note 4, “Segment Information and Concentrations”, for additional information on our reportable segments.

Conflict in Eastern Europe The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of September 30, 2022, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result of these actions, our results for the nine months ended September 30, 2022 reflect the impact of the impairment and write down of the assets and liabilities of the entity, severance charges, the assessment of collectability on revenue recognition, and the residual operations of the entity. We recognized a pre-tax net loss of $22 million for the nine months ended September 30, 2022 related to these actions, recognized primarily in Cost of products, Cost of

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
services and Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. No loss was recognized in the three months ended September 30, 2022 related to these actions.

Announcement of Planned Separation On September 15, 2022, NCR announced a plan to separate into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs. The separation is intended to be structured in a tax-free manner. The separation transaction will follow the satisfaction of customary conditions, including effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and the completion of audited financial statements. The current target is to complete the separation by the end of 2023.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported.

Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing variants of the coronavirus (COVID-19) pandemic, macroeconomic pressures and geopolitical challenges. The ultimate impact on our overall financial condition and operating results will depend on the currently unknowable duration and severity of the pandemic, supply chain challenges and cost escalations including materials, interest, labor and freight, and any additional governmental and public actions taken in response. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects of COVID-19 and other external factors. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than the items discussed within the Notes to Condensed Consolidated Financial Statements, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure.

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

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions		September 30
	Balance Sheet Location	2022	2021
Cash and cash equivalents	Cash and cash equivalents	$434	$383
Short term restricted cash	Restricted cash	7	—
Long term restricted cash	Other assets	9	6
Funds held for client	Restricted cash	42	41
Cash included in settlement processing assets	Restricted cash	253	205
Total cash, cash equivalents and restricted cash		$745	$635

Contract Assets and Liabilities The following table presents the net contract liability balances as of September 30, 2022 and December 31, 2021.

In millions	Location in the Condensed Consolidated Balance Sheet	September 30, 2022	December 31, 2021
Current portion of contract liabilities	Contract liabilities	$507	$516
Non-current portion of contract liabilities	Other liabilities	$56	$69

During the nine months ended September 30, 2022, the Company recognized $365 million in revenue that was included in contract liabilities as of December 31, 2021. During the nine months ended September 30, 2021 the Company recognized $406 million in revenue that was included in contract liabilities as of December 31, 2020.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.7 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

2. BUSINESS COMBINATIONS

Acquisition of LibertyX (2022)

On January 5, 2022, NCR completed its acquisition of Moon Inc., dba LibertyX, a leading cryptocurrency software provider, with the goal of enabling NCR to provide a complete digital currency solution, including the ability to buy and sell cryptocurrency, conduct cross-border remittance, and accept digital currency payments across digital and physical channels. The Company purchased all outstanding shares of LibertyX for $1 million cash consideration and approximately 1.4 million shares of the Company's common stock at a price of $42.13 per share. The Company also converted approximately 0.2 million outstanding unvested LibertyX option awards into NCR awards pursuant to an exchange ratio as defined in the acquisition agreement. LibertyX stock option awards were converted into NCR stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio, and vested immediately. The value of the option awards was deemed attributable to services already rendered and was included as a portion of the purchase price. Total purchase consideration for the LibertyX acquisition was approximately $69 million. As a result of the acquisition, LibertyX became a wholly-owned subsidiary of NCR.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below. The provisional amounts for intangible assets are based on third-party valuations performed. The allocation of the purchase price is provisional as of September 30, 2022 and may be subject to future adjustments, within the measurement period, as the Company obtains additional information to finalize the accounting for the business combination, including additional refinement to finalize valuations, among other items. The preliminary allocation of the purchase price is as follows:

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

Other Acquisitions (2022)
On July 1, 2022, NCR completed its acquisition of the India ATM business of FIS Payment Solutions & Services Private Limited for consideration of $19 million, of which $12 million has been paid in cash as of September 30, 2022.

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

Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and Cardtronics for the three and nine months ended September 30, 2021. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2020, are as follows:

In millions	Three months ended September 30	Nine months ended September 30
	2021	2021
Revenue	$1,901	$5,632
Net Income attributable to NCR	$12	$81

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

The carrying amounts of goodwill by segment as of September 30, 2022 and December 31, 2021 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2021						September 30, 2022
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Retail	$1,015	$(34)	$981	$—	$—	$(20)	$995	$(34)	$961
Hospitality	292	(23)	269	—	—	(5)	287	(23)	264
Digital Banking	595	—	595	—	—	6	601	—	601
Payments & Network	988	—	988	51	—	8	1,047	—	1,047
Self-Service Banking	1,635	(101)	1,534	—	—	13	1,648	(101)	1,547
Other(1)	163	(11)	152	—	—	—	163	(11)	152
Total goodwill	$4,688	$(169)	$4,519	$51	$—	$2	$4,741	$(169)	$4,572

(1) Other segment includes the goodwill associated with our Technology & Telecommunications reporting unit.

Additions during the nine months ended September 30, 2022 include immaterial purchase accounting adjustments related to the Cardtronics acquisition as well as the goodwill acquired through the LibertyX transaction on January 5, 2022. For additional information on these business combinations, refer to Note 2, “Business Combinations”.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Amortization Period (in Years)	September 30, 2022		December 31, 2021
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$1,113	$(449)	$1,126	$(391)
Intellectual property	2 - 8	1,022	(537)	1,008	(474)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	127	(92)	130	(83)
Total identifiable intangible assets		$2,351	$(1,167)	$2,353	$(1,037)

Amortization expense related to identifiable intangible assets for the following periods is:.

	Three months ended September 30		Nine months ended September 30
In millions	2022	2021	2022	2021
Amortization expense	$44	$45	$130	$88

The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2022	2023	2024	2025	2026	2027
Amortization expense	$44	$174	$163	$151	$141	$125

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of September 30, 2022, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and nine months ending September 30, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts. We have not adjusted the presentation of the prior year period due to the immaterial impact of Russia to revenue and income from continuing operations for the three and nine months ended September 30, 2021.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Revenue by segment
Retail	$575	$541	$1,683	$1,623
Hospitality	238	224	687	618
Digital Banking	137	128	404	380
Payments & Network	336	304	967	380
Self-Service Banking	640	637	1,930	1,910
Other	58	75	187	229
Eliminations	(12)	(8)	(32)	(18)
Total segment revenue	$1,972	$1,901	$5,826	$5,122
Other adjustment (1)	—	—	9	—
Consolidated revenue	$1,972	$1,901	$5,835	$5,122

Adjusted EBITDA by segment
Retail	$128	$104	$299	$323
Hospitality	51	44	138	119
Digital Banking	60	52	172	161
Payments & Network	114	111	309	133
Self-Service Banking	150	155	404	432
Corporate and Other	(112)	(109)	(307)	(265)
Eliminations	(11)	(5)	(25)	(12)
Total Adjusted EBITDA	$380	$352	$990	$891
(1) Other adjustment reflects the revenue attributable to the Company's operations in Russia for the three and nine months ending September 30, 2022 that were excluded from management's measure of revenue due to our previous announcement to suspend sales to Russia and anticipated orderly wind down of our operations in Russia. The revenue attributable to the Russian operations for the three and nine months ended September 30, 2021 of $14 million and $33 million, respectively, is included in the respective segments.
For the three and nine months ended September 30, 2022, the operations of Cardtronics are included in the Payments & Network and Self-Service Banking segments. For the three and nine months ended September 30, 2021, the operations of Cardtronics have been included in the Payments & Network and Self-Service Banking segments from the close date, June 21, 2021.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA:

In millions	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Net income (loss) from continuing operations attributable to NCR	$69	$12	$71	$33
Transformation and restructuring costs	17	5	93	20
Acquisition-related amortization of intangibles	44	45	130	88
Acquisition-related costs	1	9	9	92
Loss on debt extinguishment	—	42	—	42
Interest expense	74	68	204	174
Interest income	(3)	—	(6)	(4)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	107	104	314	250
Income tax expense (benefit)	43	29	56	77
Stock-based compensation expense	28	38	97	119
Russia	—	—	22	—
Total Adjusted EBITDA	$380	$352	$990	$891

The following table presents revenue by geography for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Americas	$1,320	$1,185	$3,777	$3,121
Europe, Middle East and Africa (EMEA)	403	494	1,367	1,358
Asia Pacific (APJ)	249	222	691	643
Total revenue	$1,972	$1,901	$5,835	$5,122

The following table presents the recurring revenue for NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Recurring revenue (1)	$1,222	$1,181	$3,618	$2,984
All other products and services	750	720	2,217	2,138
Total revenue	$1,972	$1,901	$5,835	$5,122

(1) Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, cloud revenue, payment processing revenue, interchange and network revenue, cryptocurrency-related revenue, and certain professional services arrangements, as well as term-based software license arrangements that include customer termination rights.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	September 30, 2022		December 31, 2021
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$105	5.01%	$56	2.63%
Other (1)	1	4.60%	1	2.13%
Total short-term borrowings	$106		$57
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$1,805	5.12%	$1,884	2.63%
Revolving credit facility (1)	558	5.20%	380	2.36%
Senior notes:
5.750% Senior Notes due 2027	500		500
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		1,200
6.125% Senior Notes due 2029	500		500
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(52)		(60)
Other (1)	—		1	6.62%
Total long-term debt	$5,611		$5,505

(1)    Interest rates are weighted-average interest rates as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022, $1.910 billion remained outstanding under the Term Loan Facilities. Additionally, as of September 30, 2022, there was $558 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and, as of September 30, 2022, outstanding letters of credit were $24 million. Our borrowing capacity under our Revolving Credit Facility was $718 million at September 30, 2022.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s domestic material subsidiaries including NCR International, Inc. (the “Guarantor Subsidiary”) and certain domestic subsidiaries acquired through the Cardtronics Transaction (collectively, the “Cardtronics Guarantors” and together with the Guarantor Subsidiary, the “Guarantors”). The obligations under the Senior Secured Credit Facility and the above described guarantee are secured by a first priority lien and security interest in certain equity interests owned by the Company and the Guarantors in certain of their respective domestic and foreign subsidiaries, and a first priority lien and security interest in substantially all of the assets of the Company and the Guarantors, subject to certain exclusions. These security interests would be released if the Company achieves an “investment grade” rating and will remain released so long as the Company maintains an “investment grade” rating.
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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of September 30, 2022 and December 31, 2021 was $5.06 billion and $5.74 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

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

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to PNC and the other unaffiliated purchasers such that the total outstanding balance of trade receivables sold can be up to $300 million at any point in time, which is the maximum purchase commitment of PNC and the other unaffiliated purchasers. The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment of $300 million. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE to PNC and the other unaffiliated purchasers is approximately $300 million as of September 30, 2022 and December 31, 2021. Excluding the trade receivables sold to PNC and other unaffiliated purchasers, the SPEs collectively owned $370 million and $228 million of trade receivable as of

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
September 30, 2022 and December 31, 2021, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Continuous cash activity related to the T/R Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to PNC and the other unaffiliated purchasers participating in the T/R Facility. Those fees, which are immaterial, are recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of PNC and the other unaffiliated purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold to PNC or the other unaffiliated purchasers. The reserve recognized for this recourse obligation as of September 30, 2022 is not material.

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

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $43 million for the three months ended September 30, 2022 compared to income tax expense of $29 million for the three months ended September 30, 2021. The change was primarily driven by higher income before taxes in the three months ended September 30, 2022, compared to the prior year. The Company did not recognize any material discrete tax expenses or benefits in either period.

Income tax expense was $56 million for the nine months ended September 30, 2022 compared to income tax expense of $77 million for the nine months ended September 30, 2021. The change was primarily driven by discrete tax expenses and benefits. In the nine months ended September 30, 2022, the Company recognized a $7 million benefit from provision to return adjustments and a $7 million benefit related to uncertain tax position settlements and statute of limitation lapses. In the nine months ended September 30, 2021, the Company recognized a $34 million expense from recording a valuation allowance against interest limitation carryforwards in the U.S. and a $14 million benefit from the deferred tax impact of a tax law change in the U.K.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of September 30, 2022, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $8 million to $10 million in the next 12 months.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8. STOCK COMPENSATION PLANS

As of September 30, 2022, the Company’s primary type of stock-based compensation was restricted stock units and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Restricted stock units	$22	$30	$76	$96
Stock options	4	6	14	17
Employee stock purchase plan	2	2	7	6
Stock-based compensation expense	28	38	97	119
Tax benefit	(5)	(5)	(13)	(14)
Stock-based compensation expense (net of tax)	$23	$33	$84	$105
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

As of September 30, 2022, the total unrecognized compensation cost of $151 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.0 years. As of September 30, 2022, the total unrecognized compensation cost of $5 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 0.3 years.

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

For the three months ended September 30, 2022, employees purchased 0.4 million shares, at a discounted price of $16.16. For the three months ended September 30, 2021, employees purchased 0.2 million shares, at a discounted price of 32.95.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2022	2021	2022	2021	2022	2021
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	10	9	3	2	13	11
Expected return on plan assets	(17)	(8)	(6)	(6)	(23)	(14)
Amortization of prior service cost	—	—	—	1	—	1
Net periodic benefit cost (income)	$(7)	$1	$(2)	$(2)	$(9)	$(1)

Components of net periodic benefit cost (income) of the pension plans for the nine months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2022	2021	2022	2021	2022	2021
Net service cost	$—	$—	$3	$4	$3	$4
Interest cost	30	26	9	6	39	32
Expected return on plan assets	(50)	(23)	(20)	(18)	(70)	(41)
Amortization of prior service cost	—	—	—	1	—	1
Net periodic benefit cost (income)	$(20)	$3	$(8)	$(7)	$(28)	$(4)

Components of the benefit from the postretirement plan for the following periods were:

In millions	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Interest cost	$—	$—	$—	$—
Amortization of:
Prior service benefit	—	—	—	—
Actuarial loss	1	1	1	1
Net postretirement benefit	$1	$1	$1	$1

Components of the net cost of the postemployment plan for the following periods were:

	Three months ended September 30		Nine months ended September 30
In millions	2022	2021	2022	2021
Net service cost	$8	$4	$57	$13
Interest cost	1	—	2	1
Amortization of:
Prior service benefit	—	(1)	(1)	(2)
Actuarial gain	(1)	(1)	(1)	(1)
Net benefit cost	$8	$2	$57	$11

Employer Contributions

Pension For the three and nine months ended September 30, 2022, NCR contributed $3 million and $12 million, respectively, to its international pension plans. NCR anticipates contributing an additional $5 million to its international pension plans for a total of $17 million in 2022.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Postretirement For the three and nine months ended September 30, 2022, NCR made no contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $1 million to its U.S. postretirement plan for a total of $1 million in 2022.
Postemployment For the three and nine months ended September 30, 2022, NCR contributed $5 million and $20 million, respectively, to its postemployment plan. NCR anticipates contributing an additional $60 million to its postemployment plan for a total of $80 million in 2022.

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, patents or other intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Condensed Consolidated Financial Statements. We do not believe there is a reasonable possibility that losses exceeding amounts already recognized have been incurred, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Kalamazoo River environmental matter and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows.

Legal Matters During August 2019, a suit was filed against the Company by Pennsylvania-based CloudofChange LLC alleging willful infringement by NCR for its use of its NCR Silver point-of-sale offering. On October 27, 2022, the court in the Western District of Texas denied the Company's post-trial motion in this matter for judgment as a matter of law or alternatively for a new trial, resulting in a ruling against the Company in an amount of $13 million. The Company remains committed to its position that NCR Silver does not infringe the CloudofChange LLC patents and will vigorously defend its position on appeal. The Company has already engaged experienced appellate counsel and immediately filed its notice of appeal. The Company evaluated the matter in accordance with ASC 450, Contingencies, and concluded that, as of September 30, 2022 and the date of filing of the related Form 10-Q, that a loss of up to $13 million is reasonably possible, but not probable and, therefore, no accrual has been recorded.

Environmental Matters NCR's facilities and operations are subject to a wide range of environmental protection laws, and NCR has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, NCR has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (“PRP”) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state statutes. Other than the Kalamazoo River matter and the Ebina matter discussed below, we currently do not anticipate material expenses and liabilities from these environmental matters.

Fox River On September 30, 2003, NCR was one of eight entities that were formally notified by governmental and other entities, such as local Native American tribes, that they were PRPs for environmental claims (under CERCLA and other statutes) arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. The other Fox River PRPs that received notices include Appleton Papers Inc. (“API”; now known as Appvion, Inc.), P.H. Glatfelter Company (“Glatfelter”), Georgia-Pacific Consumer Products LP (“GP”, successor to Fort James Operating Company), and others. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River. NCR sold its facilities in 1978 to API. The parties also contended that NCR was responsible for PCB discharges from paper mills owned by other

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
companies because NCR carbonless copy paper “broke” was allegedly purchased by those other mills as a raw material. In 2017, the Company entered into a Consent Decree with the federal and state governments for the clean-up of the Fox River, which was approved on August 22, 2017 by the federal district court in Wisconsin presiding over this matter. The Consent Decree resolved the Company’s disputes with the enforcement agencies as well as the other PRPs.

All litigation relating to the contribution and enforcement of remediation obligations on the Fox River has been concluded. No other litigation is pending. All Company obligations under the Consent Decree have been completed. On October 3, 2022, the Environmental Protection Agency issued the Company a Certificate of Completion certifying that all of the Company’s remedial obligations under the Consent Decree have been completed.

The cost of the Fox River remediation is currently shared by the company with three indemnitors. NCR and API, along with B.A.T Industries p.l.c. (“BAT”), share among themselves a portion of the cost of the Fox River clean-up and natural resource damages (“NRD”) based upon a 1998 agreement (the “Cost Sharing Agreement”), a 2005 arbitration award (subsequently confirmed as a judgment), and a September 30, 2014 Funding Agreement (the “Funding Agreement”). The Cost Sharing Agreement and the arbitration resolved disputes that arose out of the Company's 1978 sale of its Fox River facilities to API. The Cost Sharing Agreement and arbitration award resulted in a 45% share for NCR of the first $75 million of such costs (a threshold that was reached in 2008), and a 40% share for amounts in excess of $75 million. The Funding Agreement arose out of a 2012 to 2014 arbitration dispute between NCR and API, and provides for regular, ongoing funding of NCR incurred Fox River remediation costs via contributions, made to a new limited liability corporation created by the Funding Agreement, by BAT, API and, for 2014, API's indemnitor, Windward Prospects. The Funding Agreement creates an obligation on BAT and API to fund 50% of NCR’s Fox River remediation costs from October 1, 2014 forward (API’s Fox River-related obligations under the Funding Agreement were fully satisfied in 2016); the Funding Agreement also provides NCR contractual avenues for payment of, via direct and third-party sources, (1) the difference between BAT’s and API’s 60% obligation under the Cost Sharing Agreement and arbitration award on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement and arbitration award for the period from April 2012 through September 2014. As of September 30, 2022 and December 31, 2021, the receivable under the Funding Agreement was approximately $54 million and was included in Other assets in the Condensed Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River net reserve.

Additionally, under a 1996 agreement, AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) are responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets for insurance recoveries and net tax benefits, if any. (The agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) Those companies have made the payments requested of them by the Company on an ongoing basis.

There could be additional changes to some elements of the reserve over upcoming periods, in view of a final reconciliation of indemnitor payments. Thus there can be no assurance that unexpected expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of September 30, 2022 and December 31, 2021, the gross reserve for the Fox River matter was approximately $3 million and $4 million, respectively. As of September 30, 2022 and December 31, 2021, the net reserve for the Fox River matter was approximately $25 million and $26 million, respectively. In April 2009, NCR and API formed a limited liability company (the “LLC”). NCR contributes to the LLC to fund remediation activities and generally, by contract, has funded certain amounts of remediation expenses in advance. As of September 30, 2022 and December 31, 2021, approximately zero remained from this funding. NCR's reserve for the Fox River matter is reduced as the LLC makes payments to the remediation contractor and other vendors with respect to remediation activities.
Kalamazoo River  In November 2010, The United States Environmental Protection Agency (“USEPA”) issued a “general notice letter” to NCR with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (“Kalamazoo River site”) in Michigan. Three other companies - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. USEPA asserts that the site is contaminated by various substances, primarily PCBs, as a result of discharges by various paper mills located along the river. USEPA does not claim that the Company made direct discharges into the Kalamazoo River, and NCR never had facilities at or near the Kalamazoo River site, but USEPA indicated that “NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site.” USEPA stated that it “may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations.”

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
As of September 30, 2022 and December 31, 2021, the total reserve for Kalamazoo was $93 million and $99 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors' and indemnitors' obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $150 million and the Company will continue to pursue such contribution.

As many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time), the Company has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of September 30, 2022, NCR had disposed of approximately 96% of its lower-concentration wastes and approximately 59% of its higher-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. The government has given its final approvals, and the Company started to dispose of the high-concentration wastes in 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company adjusted its existing reserve for the matter to take into account this cost estimate. The reserve as of September 30, 2022 and December 31, 2021 is $11 million and $16 million, respectively. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through September 30, 2022, NCR has received a combined gross total of approximately $212 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but it has recovered some amounts as a result of settlement discussions with certain carriers. In December 2021, the Company recovered approximately $3 million as a result of those discussions and, in the nine months ending September 30, 2022, recovered an additional $7 million. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Statements. For the Fox River and Kalamazoo River sites, as described above, assets relating to the AT&T and Nokia indemnities and to the BAT obligations are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of September 30, 2022 and December 31, 2021, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

NCR provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors, such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, the total customer revenue is recognized, provided that all revenue recognition criteria are otherwise satisfied, and the associated warranty liability is recorded using pre-established warranty percentages for the respective product classes. Warranty reserve liabilities are presented in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets.

From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve.

The Company recorded the activity related to the warranty reserve for the nine months ended September 30, 2022 as follows:

In millions	2022	2021
Warranty reserve liability
Beginning balance as of January 1	$19	$18
Accruals for warranties issued	14	20
Settlements (in cash or in kind)	(19)	(20)
Ending balance as of September 30	$14	$18

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

11. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended September 30, 2022 and 2021, the Company paid cash dividends of $3 million. During the nine months ended September 30, 2022 and 2021, the Company paid cash dividends of $11 million.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of September 30, 2022 and December 31, 2021, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million shares.

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

The holders of Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not have non-forfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not qualify as participating securities. See Note 8, “Stock Compensation Plans”, for share information on NCR’s stock compensation plans.

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations	$69	$12	$71	$33
Dividends on Series A Convertible Preferred Stock	(4)	(4)	(12)	(12)
Income (loss) from continuing operations attributable to NCR common stockholders	65	8	59	21
Income from discontinued operations, net of tax	—	—	5	—
Net income (loss) attributable to NCR common stockholders	$65	$8	$64	$21

Denominator:
Basic weighted average number of shares outstanding	137.0	131.5	136.4	130.8

Basic earnings per share:
From continuing operations	$0.47	$0.06	$0.43	$0.16
From discontinued operations	—	—	0.04	—
Total basic earnings per share	$0.47	$0.06	$0.47	$0.16

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations	$69	$12	$71	$33
Dividends on Series A Convertible Preferred Stock	(4)	(4)	(12)	(12)
Income (loss) from continuing operations attributable to NCR common stockholders	65	8	59	21
Income from discontinued operations, net of tax	—	—	5	—
Net income (loss) attributable to NCR common stockholders	$65	$8	$64	$21

Denominator:
Basic weighted average number of shares outstanding	137.0	131.5	136.4	130.8
Dilutive effect of restricted stock units and stock options	3.3	6.3	4.5	6.3
Weighted average diluted shares	140.3	137.8	140.9	137.1

Diluted earnings per share:
From continuing operations	$0.46	$0.06	$0.42	$0.15
From discontinued operations	—	—	0.03	—
Total diluted earnings per share	$0.46	$0.06	$0.45	$0.15

For the three months ended September 30, 2022, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 9.0 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the three months ended September 30, 2021, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended September 30, 2021, weighted average restricted stock units and stock options of 0.1 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the nine months ended September 30, 2022, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. Additionally, for the nine months ended September 30, 2022, weighted average restricted stock units and options of 6.2 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Table of Content
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

Further, a substantial portion of our operations and revenue occur outside the United States and, as such, NCR has exposure to approximately 45 functional currencies. Our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates. The Company seeks to mitigate such impact by hedging its foreign currency transaction exposure using foreign currency forward and option contracts. We do not enter into hedges for speculative purposes.

Foreign Currency Exchange Risk

The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates foreign exchange contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on nonfunctional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of September 30, 2022 and December 31, 2021, the balance in AOCI related to foreign exchange derivative transactions was zero.

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

At September 30, 2022, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in Accumulated other comprehensive income related to these derivatives will be reclassified to Cost of services as payments are made on the Company’s vault cash rental obligations. Unrealized gains on terminated interest rate swap and cap agreements reported in Accumulated other comprehensive income will be reclassified to Interest expense and Cost of services ratably over terms corresponding to the original agreements, as described above. As of September 30, 2022 and December 31, 2021, the balance in AOCI related to Interest Rate Derivatives was $125 million and $8 million, respectively.

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	September 30, 2022
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Other current assets		$13	Other current liabilities		$—
Interest rate swap contracts	Other assets		11	Other liabilities		—
Total derivatives designated as hedging instruments		$2,375	$24		$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets		$2	Other current liabilities		$3
Total derivatives not designated as hedging instruments		$280	$2		$391	$3
Total derivatives			$26			$3

	Fair Values of Derivative Instruments
	December 31, 2021
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate cap contracts	Other Assets	$2,000	$18	Other liabilities	$—	$—
Total derivatives designated as hedging instruments			$18			$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$278	$1	Other current liabilities	$396	$1
Total derivatives not designated as hedging instruments			$1			$1
Total derivatives			$19			$1

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2022	For the three months ended September 30, 2021	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2022	For the three months ended September 30, 2021
Interest rate contracts	$77	$—	Cost of services	$(4)	$—
Interest rate contracts	$—	$—	Interest expense	$(5)	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Interest rate contracts	$119	$—	Cost of services	$2	$—
Interest rate contracts	$36	$—	Interest expense	$(5)	$—
As of September 30, 2022, the Company expects to reclassify $45 million of net derivative-related gains contained in Accumulated other comprehensive loss into earnings during the next twelve months.

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended September 30		Nine months ended September 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2022	2021	2022	2021
Foreign exchange contracts	Other income (expense), net	$(2)	$(6)	$(20)	$(20)

Refer to Note 14, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2022 and December 31, 2021, we did not have any major concentration of credit risk related to financial instruments.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are set forth as follows:

	September 30, 2022
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$17	$17	$—	$—
Foreign exchange contracts (2)	2	—	2	—
Interest rate swap agreements (3)	24	—	24	—
Total	$43	$17	$26	$—
Liabilities:
Foreign exchange contracts (4)	3	—	3	—
Total	$3	$—	$3	$—

	December 31, 2021
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$17	$17	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate cap agreements (3)	18	—	18	—
Total	$36	$17	$19	$—
Liabilities:
Foreign exchange contracts (4)	$1	$—	$1	$—
Total	$1	$—	$1	$—

(1)    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)    Included in Other current assets in the Condensed Consolidated Balance Sheets.
(3)    Included in Other current assets and Other assets in the Condensed Consolidated Balance Sheets.
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of September 30, 2022, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three and nine months ended September 30, 2022 and 2021.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2021	$(275)	$(24)	$8	$(291)
Other comprehensive income (loss) before reclassifications	(151)	—	120	(31)
Amounts reclassified from AOCI	—	(1)	(3)	(4)
Net current period other comprehensive (loss) income	(151)	(1)	117	(35)
Balance as of September 30, 2022	$(426)	$(25)	$125	$(326)

Reclassifications Out of AOCI

	For the three months ended September 30, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	—	(4)	(4)
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	(5)	(5)
Total before tax	$—	$—	$(9)	$(9)
Tax expense				1
Total reclassifications, net of tax				$(8)

For the three months ended September 30, 2021
Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	—	—	—
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	1	—	1
Total before tax	$—	$—	$—	$—
Tax expense				—
Total reclassifications, net of tax				$—

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the nine months ended September 30, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	2	1
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	(5)	(5)
Total before tax	$—	$(1)	$(3)	$(4)
Tax expense				—
Total reclassifications, net of tax				$(4)

	For the nine months ended September 30, 2021
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	—	(1)
Selling, general and administrative expenses	—	(1)	—	(1)
Research and development expenses	—	1	—	1
Total before tax	$—	$(1)	$—	$(1)
Tax expense				—
Total reclassifications, net of tax				$(1)

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	September 30, 2022	December 31, 2021
Accounts receivable
Trade	$1,087	$939
Other	58	44
Accounts receivable, gross	1,145	983
Less: allowance for credit losses	(29)	(24)
Total accounts receivable, net	$1,116	$959
Our allowance for credit losses as of September 30, 2022 and December 31, 2021 was $29 million and $24 million, respectively. The impact to our allowance for credit losses for the three and nine months ended September 30, 2022 was an expense of $7 million and $15 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable, risks to specific industries or countries, as well as the COVID-19 pandemic, and adjust the reserves accordingly. The impact to our allowance for credit losses for the the three months ended September 30, 2021 was a benefit of $2 million and for the nine months ended September 30, 2021 was an expense of $1 million. The Company recorded write-offs against the reserve for the three months ended September 30, 2022 and 2021 of $4 million and $7 million, respectively. The Company recorded write-offs against the reserve for the nine months ended September 30, 2022 and 2021 of $10 million and $21 million, respectively.
The components of inventory are summarized as follows:

In millions	September 30, 2022	December 31, 2021
Inventories
Work in process and raw materials	$113	$184
Finished goods	299	185
Service parts	415	385
Total inventories	$827	$754

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

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three and nine months ended September 30, 2022 to the results for the three and nine months ended September 30, 2021.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at September 30, 2022.

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

Effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. The reportable segments effective January 1, 2022 include: Retail, Hospitality, Digital Banking, Payments & Network, and Self-Service Banking.

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
SIGNIFICANT THEMES AND EVENTS

As more fully discussed in later sections of this MD&A, the following were significant themes and events for the third quarter of 2022.

•Revenue of $1,972 million, up 4% compared to the prior year period, and up 8% excluding foreign currency impacts
•Strong performance despite numerous external macro factors, such as rising interest rates, the effects of the strong U.S. dollar, supply-chain challenges, and high component costs that continue to impact quarterly results
•Continued strength in strategic initiatives
•Planned separation of NCR into two independent, publicly traded companies was announced on September 15, 2022

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

As we strive to achieve these aspirational goals, we plan to capitalize on opportunities presented by the acquisitions of Cardtronics and LibertyX to accelerate our Payments & Network business as we go to market with a more robust offering in this segment. We also plan to continue to improve our execution to drive solid returns and to transform our business to enhance value for all shareholders.

On September 15, 2022, NCR announced a plan to separate into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs. The digital commerce company is expected to be a growth business positioned to leverage NCR’s software-led model to continue transforming, connecting and running global retail, hospitality and digital banking. We believe it will enhance common solutions to drive innovation and boost operational efficiency. The digital commerce company is expected to also reinvest in the business to accelerate growth and recurring revenue.

The ATM company is expected to be a cash-generative business positioned to focus on delivering ATM as a Service to a large, installed customer base across banks and retailers. We believe it will build on NCR’s leadership in self-service banking and ATM networks to meet global demand for ATM access and leverage new ATM transaction types, including digital currency solutions, to drive market growth. The ATM company is expected to also continue shifting to a highly recurring revenue model to drive stable cash flow and capital returns to shareholders.

The separation is intended to be structured in a tax-free manner. The separation transaction will follow the satisfaction of customary conditions, including effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and the completion of audited financial statements. The current target is to complete the separation by the end of 2023.

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

Results from Operations

For the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021

Consolidated Results

The following tables show our results for the three and nine months ended September 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Product revenue	$590	$520	29.9%	27.4%	13%
Service revenue	1,382	1,381	70.1%	72.6%	—%
Total revenue	1,972	1,901	100.0%	100.0%	4%
Product gross margin	66	91	11.2%	17.5%	(27)%
Service gross margin	425	429	30.8%	31.1%	(1)%
Total gross margin	491	520	24.9%	27.4%	(6)%
Selling, general and administrative expenses	264	294	13.4%	15.5%	(10)%
Research and development expenses	40	69	2.0%	3.6%	(42)%
Income from operations	$187	$157	9.5%	8.3%	19%

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Product revenue	$1,720	$1,553	29.5%	30.3%	11%
Service revenue	4,115	3,569	70.5%	69.7%	15%
Total revenue	5,835	5,122	100.0%	100.0%	14%
Product gross margin	160	263	9.3%	16.9%	(39)%
Service gross margin	1,213	1,127	29.5%	31.6%	8%
Total gross margin	1,373	1,390	23.5%	27.1%	(1)%
Selling, general and administrative expenses	886	835	15.2%	16.3%	6%
Research and development expenses	164	204	2.8%	4.0%	(20)%
Income from operations	$323	$351	5.5%	6.9%	(8)%

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

Recurring revenue as a percentage of total revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Recurring revenue (1)	$1,222	$1,181	62.0%	62.1%	3%
All other products and services	750	720	38.0%	37.9%	4%
Total Revenue	$1,972	$1,901	100%	100%	4%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Recurring revenue (1)	$3,618	$2,984	62.0%	58.3%	21%
All other products and services	2,217	2,138	38.0%	41.7%	4%
Total Revenue	$5,835	$5,122	100.0%	100.0%	14%

(1) Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, cloud revenue, payment processing revenue, interchange and network revenue, cryptocurrency-related revenue, and certain professional services arrangements as well as term-based software license arrangements that include customer termination rights.

Net income (loss) from continuing operations and Adjusted EBITDA as a percentage of total revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Net income (loss) from continuing operations attributable to NCR	$69	$12	3.5%	0.6%	475%
Adjusted EBITDA	$380	$352	19.3%	18.5%	8%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Net income (loss) from continuing operations attributable to NCR	$71	$33	1.2%	0.6%	115%
Adjusted EBITDA	$990	$891	17.0%	17.4%	11%

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

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of September 30, 2022, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and nine months ended September 30, 2022, our non-GAAP presentation of the measures described above exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts. We have not adjusted the presentation of the prior year periods due to the immaterial impact of Russia to revenue and income from continuing operations for the three and nine months ended September 30, 2021.

NCR's definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP.

	Three months ended September 30		Nine months ended September 30
In millions	2022	2021	2022	2021
Net income (loss) from continuing operations attributable to NCR (GAAP)	$69	$12	$71	$33
Transformation and restructuring costs	17	5	93	20
Acquisition-related amortization of intangibles	44	45	130	88
Acquisition-related costs	1	9	9	92
Interest expense	74	68	204	174
Interest income	(3)	—	(6)	(4)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	107	104	314	250
Income taxes	43	29	56	77
Stock-based compensation expense	28	38	97	119
Loss on debt extinguishment	—	42	—	42
Russia	—	—	22	—
Adjusted EBITDA (non-GAAP)	$380	$352	$990	$891

Revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 vs 2021
Product revenue	$590	$520	29.9%	27.4%	13%
Service revenue	1,382	1,381	70.1%	72.6%	—%
Total revenue	$1,972	$1,901	100.0%	100.0%	4%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 vs 2021
Product revenue	$1,720	$1,553	29.5%	30.3%	11%
Service revenue	4,115	3,569	70.5%	69.7%	15%
Total revenue	$5,835	$5,122	100.0%	100.0%	14%

Product revenue includes our hardware and software license revenue streams as well as cryptocurrency-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.

For the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021

Total revenue increased 4% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Foreign currency fluctuations had an unfavorable impact of 4% on the revenue comparison. Product revenue for the three months ended September 30, 2022 increased 13% compared to the three months ended September 30, 2021 due to growth in SCO, POS and ATM revenue as well as the addition of cryptocurrency revenue following the acquisition of LibertyX in January 2022, partially offset by a decline in software license revenue. Service revenue was flat for the three months ended September 30, 2022 when compared to the prior year period due to increases in software maintenance and other software related services fully offset by a decline in hardware maintenance and professional services revenue.

Total revenue increased 14% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Foreign currency fluctuations had an unfavorable impact of 4% on the revenue comparison. Product revenue for the nine months ended September 30, 2022 increased 11% compared to the nine months ended September 30, 2021 due to growth in POS and SCO revenue as well as the addition of cryptocurrency revenue following the acquisition of LibertyX in January 2022, partially offset by a slight decline in ATM revenue. Service revenue for the nine months ended September 30, 2022 increased 15% compared to the nine months ended September 30, 2021 due to growth in software maintenance and software related services, which includes the results of Cardtronics, partially offset by a decline in hardware maintenance revenue.

Gross Margin

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Product gross margin	$66	$91	11.2%	17.5%	(27)%
Service gross margin	425	429	30.8%	31.1%	(1)%
Total gross margin	$491	$520	24.9%	27.4%	(6)%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Gross margin as a percentage of revenue in the three months ended September 30, 2022 was 24.9% compared to 27.4% in the three months ended September 30, 2021. Gross margin in the three months ended September 30, 2022 included $8 million of transformation and restructuring costs and $27 million of amortization of acquisition-related intangible assets. Gross margin for the three months ended September 30, 2021 included $3 million of transformation and restructuring costs and $23 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue decreased from 28.7% to 26.7% due to increases in fuel costs, component parts, and increased interest rates driving higher cost on vault cash agreements as well as other supply chain challenges that continued to negatively impact our costs as compared to the prior year. The impact of these cost increases were partially offset by cost mitigation actions implemented.

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Product gross margin	$160	$263	9.3%	16.9%	(39)%
Service gross margin	1,213	1,127	29.5%	31.6%	8%
Total gross margin	$1,373	$1,390	23.5%	27.1%	(1)%

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Gross margin as a percentage of revenue in the nine months ended September 30, 2022 was 23.5% compared to 27.1% in the nine months ended September 30, 2021. Gross margin in the nine months ended September 30, 2022 included $29 million of transformation and restructuring costs, $73 million of amortization of acquisition-related intangible assets, $1 million of acquisition-related costs, and $10 million related to operating losses, impairments and other actions taken with respect to our operations in Russia. Gross margin for the nine months ended September 30, 2021 included $14 million of transformation and restructuring costs and $39 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue decreased from 28.2% to 25.5% due to increases in fuel costs, component parts, and increased interest rates driving higher cost on vault cash agreements as well as other supply chain challenges that negatively impacted our costs. The impact of these cost increases were partially offset by cost mitigation actions implemented and an increase in the favorable higher margin software and services revenue.

Selling, General and Administrative Expenses

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 vs 2021
Selling, general and administrative expenses	$264	$294	13.4%	15.5%	(10)%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Selling, general, and administrative expenses were $264 million compared to $294 million in the three months ended September 30, 2022 and 2021, respectively. As a percentage of revenue, selling, general and administrative expenses were 13.4% compared to 15.5% in the three months ended September 30, 2022 and 2021, respectively. In the three months ended September 30, 2022, selling, general and administrative expenses included $8 million of transformation and restructuring costs, $17 million of amortization of acquisition-related intangible assets, and $1 million of acquisition-related costs. In the three months ended September 30, 2021, selling, general and administrative expenses included $2 million of transformation and restructuring costs, $22 million of amortization of acquisition-related intangible assets and $8 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses decreased slightly as a percentage of revenue from 13.8% to 12.1% primarily due to cost mitigation actions implemented.

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 vs 2021
Selling, general and administrative expenses	$886	$835	15.2%	16.3%	6%

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Selling, general, and administrative expenses were $886 million compared to $835 million in the nine months ended September 30, 2022 and 2021, respectively. As a percentage of revenue, selling, general and administrative expenses were 15.2% compared to 16.3% in the nine months ended September 30, 2022 and 2021, respectively. In the nine months ended September 30, 2022, selling, general and administrative expenses included $54 million of transformation and restructuring costs, $57 million of amortization of acquisition-related intangible assets, $8 million of acquisition-related costs and $6 million of costs related to actions taken with respect to our operations in Russia. In the nine months ended September 30, 2021, selling, general and administrative expenses included $5 million of transformation and restructuring costs, $49 million of amortization of acquisition-related intangible assets, and $77 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses decreased slightly as a percentage of revenue from 13.7% to 13.1%.

Research and Development Expenses

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Research and development expenses	$40	$69	2.0%	3.6%	(42)%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Research and development expenses were $40 million compared to $69 million in the three months ended September 30, 2022 and 2021, respectively. As a percentage of revenue, these costs were 2.0% and 3.6% in the three months ended September 30, 2022 and 2021, respectively, and were lower due to an increase in capitalization as well as cost-mitigation actions that were implemented.

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2022	2021	2022	2021	2022 v 2021
Research and development expenses	$164	$204	2.8%	4.0%	(20)%

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Research and development expenses were $164 million compared to $204 million in the nine months ended September 30, 2022 and 2021, respectively. As a percentage of revenue, these costs were 2.8% and 4.0% in the nine months ended September 30, 2022 and 2021, respectively. In the nine months ended September 30, 2022, research and development expenses included $10 million of transformation and restructuring costs. In the nine months ended September 30, 2021, research and development expenses included $1 million of transformation and restructuring costs. After considering this item, research and development expenses decreased as a percentage of revenue from 4.0% to 2.6%, respectively, and were lower due to an increase in capitalization in 2022 as well as cost-mitigation actions that were implemented.

Loss on Debt Extinguishment

	Three months ended September 30		Nine months ended September 30
In millions	2022	2021	2022	2021
Loss on extinguishment of debt	$—	$42	$—	$42

Loss on extinguishment of debt of $42 million for the the three and nine months ended September 30, 2021 is related to the premium paid for early redemption of $400 million 8.125% senior secured notes due 2025, which includes the write-off of deferred financing fees of $5 million and a cash redemption premium of $37 million.

Interest Expense

	Three months ended September 30		Increase (Decrease)
In millions	2022	2021	2022 v 2021
Interest expense	$74	$68	9%

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Interest expense was $74 million compared to $68 million in the three months ended September 30, 2022 and 2021, respectively. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's Senior Secured Credit Facility. The main driver was related to the increase in interest rates on the Senior Secured Credit Facility and slightly higher average outstanding principal balances.

	Nine months ended September 30		Increase (Decrease)
In millions	2022	2021	2022 v 2021
Interest expense	$204	$174	17%

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Interest expense was $204 million compared to $174 million in the nine months ended September 30, 2022 and 2021, respectively. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's Senior Secured Credit Facility. The main driver was related to the increase in total outstanding debt as a result of the closing of the acquisition of Cardtronics in the second quarter of 2021, combined with an increase in interest rates on the Senior Secured Credit Facility.

Other Income (Expense), net

Other income (expense), net was expense of $1 million and $5 million in the three months ended September 30, 2022 and 2021, respectively, and income of $9 million and expense of $23 million in the nine months ended September 30, 2022 and 2021, respectively, with the components reflected in the following table:

	Three months ended September 30		Nine months ended September 30
In millions	2022	2021	2022	2021
Interest income	$3	$—	$6	$4
Foreign currency fluctuations and foreign exchange contracts	(13)	(5)	(20)	(12)
Bank-related fees	(3)	(4)	(8)	(25)
Employee benefit plans	10	3	31	9
Other, net	2	1	—	1
Other income (expense), net	$(1)	$(5)	$9	$(23)

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

Income Taxes

	Three months ended September 30		Nine months ended September 30
In millions	2022	2021	2022	2021
Income tax expense (benefit)	$43	$29	$56	$77

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $43 million for the three months ended September 30, 2022 compared to $29 million income tax expense for the three months ended September 30, 2021. The change was primarily driven by higher income before taxes in the three months ended September 30, 2022, compared to the prior year. The company did not recognize any material discrete tax expenses or benefits in either period.
.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Income tax expense was $56 million for the nine months ended September 30, 2022 compared to expense of $77 million for the nine months ended September 30, 2021. The change was primarily driven by discrete tax expenses and benefits. In the nine months ended September 30, 2022, the Company recognized a $7 million benefit from provision to return adjustments and a $7 million benefit related to uncertain tax position settlements and statute of limitation lapses. In the nine months ended September

30, 2021, the Company recognized a $34 million expense from recording a valuation allowance against interest limitation carryforwards in the U.S. and a $14 million benefit from the deferred tax impact of a tax law change in the U.K.

The Company is subject to numerous federal, state and foreign tax audits. While we believe that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2022 or future periods.

Income (Loss) from Discontinued Operations

There was no activity related to discontinued operations for the three months ended September 30, 2022, whereas the Company recognized income from discontinued operations, net of tax, of $5 million in the nine months ended September 30, 2022. The income from discontinued operations, net of tax, was primarily driven by insurance recoveries partially offset by immaterial updates to various environmental remediation matters. In the three and nine months ended September 30, 2021, there was no activity related to discontinued operations.

Revenue and Adjusted EBITDA by Segment

The Company manages and reports its businesses in the following segments: Retail, Hospitality, Digital Banking, Payments & Network, and Self-Service Banking. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment Adjusted EBITDA. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles, restructuring charges, among others. The special items are considered non-operational so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income (loss) from continuing operations attributable to NCR. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance.

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment along with any immaterial operating segment(s).

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of September 30, 2022, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and nine months ended September 30, 2022, our non-GAAP presentation of the measures described above exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts. We have not adjusted the presentation of the prior year periods due to the immaterial impact of Russia to revenue and income from continuing operations for the three and nine months ended September 30, 2021.

The following tables show our segment revenue and Adjusted EBITDA for the three and nine months ended September 30, the relative percentage that those amounts represent to segment revenue, and the change in those amounts year-over-year.

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)	Increase (Decrease) Constant Currency
In millions	2022	2021	2022	2021	2022 v 2021	2022 v 2021
Revenue
Retail	$575	$541	29.2%	28.5%	6%	12%
Hospitality	238	224	12.1%	11.8%	6%	8%
Digital Banking	137	128	6.9%	6.7%	7%	7%
Payments & Network	336	304	17.0%	16.0%	11%	14%
Self-Service Banking	640	637	32.5%	33.5%	—%	6%
Other	58	75	2.9%	3.9%	(23)%	(18)%
Eliminations (2)	(12)	(8)	(0.6)%	(0.4)%	50%	50%
Total segment revenue	$1,972	$1,901	100.0%	100%	4%	8%
Total revenue	$1,972	$1,901			4%	8%

Adjusted EBITDA by Segment
Retail	$128	$104	22.3%	19.2%	23%
Hospitality	51	44	21.4%	19.6%	16%
Digital Banking	60	52	43.8%	40.6%	15%
Payments & Network	114	111	33.9%	36.5%	3%
Self-Service Banking	150	155	23.4%	24.3%	(3)%
Corporate and Other	(112)	(109)	(193.1)%	(145.3)%	3%
Eliminations (2)	(11)	(5)	91.7%	62.5%	120%
Total Adjusted EBITDA	$380	$352	19.3%	18.5%	8%

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

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)	Increase (Decrease) Constant Currency
In millions	2022	2021	2022	2021	2022 v 2021	2022 v 2021
Revenue
Retail	$1,683	$1,623	28.9%	31.7%	4%	8%
Hospitality	687	618	11.8%	12.1%	11%	12%
Digital Banking	404	380	6.9%	7.4%	6%	6%
Payments & Network	967	380	16.6%	7.4%	154%	162%
Self-Service Banking	1,930	1,910	33.1%	37.3%	1%	5%
Other	187	229	3.2%	4.5%	(18)%	(15)%
Eliminations (2)	(32)	(18)	(0.5)%	(0.4)%	78%	78%
Total segment revenue	$5,826	$5,122	100%	100.0%	14%	17%
Other adjustment (3)	9	—
Total revenue	$5,835	$5,122			14%	18%

Adjusted EBITDA by Segment
Retail	$299	$323	17.8%	19.9%	(7)%
Hospitality	138	119	20.1%	19.3%	16%
Digital Banking	172	161	42.6%	42.4%	7%
Payments & Network	309	133	32.0%	35.0%	132%
Self-Service Banking	404	432	20.9%	22.6%	(6)%
Corporate and Other	(307)	(265)	(164.2)%	(115.7)%	16%
Eliminations (2)	(25)	(12)	78.1%	66.7%	108%
Total Adjusted EBITDA	$990	$891	17.0%	17.4%	11%

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
(3) Other adjustment reflects the revenue attributable to the Company's operations in Russia that were excluded from management's measure of revenue due to our announcement to suspend sales to Russia and anticipated orderly wind down of our operations in Russia. The revenue attributable to the Russian operations for the prior period of $33 million is included in the respective segments.

The following table provides a reconciliation of segment and total revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three and nine months ended September 30, 2022.

	Three months ended September 30, 2022			Nine months ended September 30, 2022
$ in millions	Revenue Growth % (GAAP)	Favorable (Unfavorable) FX Impact	Revenue Growth % Constant Currency (non-GAAP)	Revenue Growth % (GAAP)	Favorable (Unfavorable) FX Impact	Revenue Growth % Constant Currency (non-GAAP)
Retail	6%	(6)%	12%	4%	(4)%	8%
Hospitality	6%	(2)%	8%	11%	(1)%	12%
Digital Banking	7%	—%	7%	6%	—%	6%
Payments & Network	11%	(3)%	14%	154%	(8)%	162%
Self-Service Banking	—%	(6)%	6%	1%	(4)%	5%
Other	(23)%	(5)%	(18)%	(18)%	(3)%	(15)%
Eliminations	50%	—%	50%	78%	—%	78%
Total segment revenue	4%	(4)%	8%	14%	(3)%	17%
Total revenue	4%	(4)%	8%	14%	(4)%	18%

Segment Revenue

For the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021

Retail revenue increased 6% for the three months ended September 30, 2022 compared to the prior year period and increased 4% for the nine months ended September 30, 2022 compared to the prior year period. Foreign currency fluctuations had an unfavorable impact of 6% and 4% on the three and nine month revenue comparisons, respectively. Revenue results for the quarter-to-date period were primarily due to higher self checkout hardware and point-of-sale solutions revenue partially offset by a decrease in software license, point-of-sale hardware, and hardware maintenance revenue. For the nine months ended September 30, 2022, the increase in revenue compared to the prior period is due to an increase in self checkout and point-of-sale hardware revenue and an increase in point-of-sale solutions revenue partially offset by a decrease in software license and hardware maintenance revenue.

Hospitality revenue increased 6% and 11% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period, driven primarily by an increase in point-of-sale hardware, as well as increases in hardware maintenance and software revenues.

Digital Banking revenue increased 7% and 6% for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods, due to an increase in software license and cloud services revenues.

Payments & Network revenue increased 11% for the three months ended September 30, 2022 and increased significantly for the nine months ended September 30, 2022 compared to the prior year periods. For the three months ended September 30, 2022, the increase in revenue compared to the prior year period is due to cryptocurrency transaction processing revenue following the acquisition of LibertyX in January 2022 as well as additional payments processing revenue. For the nine months ended September 30, 2022, the revenue increase is primarily due to additional payments processing revenue from the acquisition of Cardtronics, which occurred on June 21, 2021. Additionally, the nine months ended September 30, 2022 includes cryptocurrency transaction processing revenue following the acquisition of LibertyX in January 2022.

Self-Service Banking revenue growth was flat for the three months ended September 30, 2022 and increased 1% for nine months ended September 30, 2022, compared to the prior year periods. Foreign currency fluctuations had an unfavorable impact of 6% and 4% on the three and nine month revenue comparisons, respectively. For the three months ended September 30, 2022, increases in ATM hardware revenue compared to the prior year period were fully offset by declines in software related revenues. For the nine months ended September 30, 2022, the increase in revenue compared to prior year period is due to an increase in services revenues, including hardware maintenance and professional services partially offset by a decline in ATM hardware sales. The decline in ATM hardware sales for the year-to-date period was due in part to supply chain challenges that resulted in temporary order fulfillment delays during the first quarter of 2022. Software and services revenue as a percent of total Self-Service Banking segment revenue was 69% in the third quarter of 2022 and 2021.

For the operations grouped as Other, revenue decreased 23% and 18% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period, primarily due to a decrease in hardware maintenance revenue in the telecommunications and technology business.

Segment Adjusted EBITDA

For the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021

Retail Adjusted EBITDA increased 23% and declined 7% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period. The increase in Adjusted EBITDA for the three months ended September 30, 2022 compared to the prior year period is primarily due to cost mitigation and pricing actions as well as product mix during the quarter. For the nine months ended September 30, 2022, the decline in Adjusted EBITDA compared to the prior year period is primarily driven by product cost and mix, increased labor costs, and other supply chain challenges.

Hospitality Adjusted EBITDA increased 16% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period, primarily driven by an increase in revenue driven by subscription and payments processing. These improvements were partially offset by supply chain challenges and increased fuel costs which drove up component and other costs, particularly in transaction services and hardware.

Digital Banking Adjusted EBITDA increased 15% and 7% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period, driven by an increase in recurring revenue.

Payments & Network Adjusted EBITDA increased by 3% for the three months ended September 30, 2022 whereas it increased significantly for the nine months ended September 30, 2022 compared to the prior year period. This was primarily due to additional payments processing revenue from the acquisition of Cardtronics, which occurred in the second quarter of 2021. Payments & Network Adjusted EBITDA for the three and nine months ended September 30, 2022 has been negatively impacted by higher interest rates, which increases the cost of our vault cash rental obligations.

Self-Service Banking Adjusted EBITDA declined 3% and 6% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period. The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2022 compared to the prior year period was primarily due to supply chain challenges and increased fuel costs which drove up component and other costs, particularly in ATM hardware, hardware maintenance and transaction services. These headwinds were partially offset by an increase in recurring revenue.

Corporate and Other Adjusted EBITDA loss increased 3% and 16% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period, primarily due to infrastructure costs of the Cardtronics business that was acquired on June 21, 2021.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $245 million in the nine months ended September 30, 2022 compared to cash provided by operating activities of $807 million in the nine months ended September 30, 2021. The decrease in cash provided by operating activities in the nine months ended September 30, 2022 was driven by the unfavorable movement in net working capital accounts, partially offset by cash received upon termination of interest rate swap contracts in the first and second quarters of 2022. Additionally, cash provided by operating activities in the nine months ended September 30, 2021 reflects the agreement entered into during the third quarter of 2021 to sell short-term receivables from certain trade accounts to an unaffiliated financial institution, which provided a $274 million benefit to operating cash flows. Refer to Note 6, “Trade Receivables Facility”, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for more information.

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

The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the nine months ended September 30, 2022 :

	Nine months ended September 30
In millions	2022	2021
Net cash provided by operating activities	$245	$807
Expenditures for property, plant and equipment	(72)	(68)
Additions to capitalized software	(217)	(174)
Restricted cash settlement activity	(6)	1
Transaction costs	—	55
Initial sale of trade accounts receivable	—	(274)
Pension contributions	12	13
Free cash flow (non-GAAP)	$(38)	$360

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments. During the nine months ended September 30, 2022, the payments for business combinations totaled $12 million, net of cash acquired, for the cash consideration paid primarily related to the acquisition of the India ATM Business of FIS Payment Solutions & Services Private Limited completed in July of 2022 and the LibertyX acquisition completed in January of 2022. The LibertyX acquisition was completed via issuance of NCR common stock in exchange for the outstanding shares of LibertyX. During the nine months ended September 30, 2021, the payments for business acquisitions was $2,466 million, mainly related to the acquisition of Cardtronics completed in the second quarter of 2021.

Our financing activities include borrowings and repayments of credit facilities and notes. Financing activities during the nine months ended September 30, 2022 also included dividends paid on the Series A preferred stock of $11 million, proceeds from employee stock plans of $19 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $38 million. Financing activities during the nine months ended September 30, 2021 included dividends paid on the Series A preferred stock of $11 million, proceeds from stock employee plans of $33 million, and tax withholding payments on behalf of employees for stock based awards that vested of $28 million.

During the nine months ended September 30, 2021, in connection with the acquisition of Cardtronics, we issued new senior unsecured notes for an aggregate principal amount of $1.2 billion and amended and restated the Senior Secured Credit Facility to add an incremental term loan for $1.505 billion, of which $200 million converted into the Revolving Credit Facility. Additionally, we paid $52 million of deferred financing fees related to these transactions.

Long Term Borrowings The Senior Secured Credit Facility consists of term loan facilities in an aggregate principal amount of $2.055 billion, of which $1.91 billion was outstanding as of September 30, 2022. Additionally, the Senior Secured Credit Facility provides for a five-year Revolving Credit Facility with an aggregate principal amount of $1.3 billion, of which $558 million was outstanding as of September 30, 2022. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of September 30, 2022, there were $24 million letters of credit outstanding.

As of September 30, 2022, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029, and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

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

Series A Convertible Preferred Stock As of September 30, 2022, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the nine months ended September 30, 2022 and 2021, the Company paid cash dividends of $11 million, respectively.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of September 30, 2022 and December 31, 2021, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 9.2 million shares.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at September 30, 2022 and December 31, 2021 were $328 million and $412 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of September 30, 2022, our cash and cash equivalents totaled $434 million and our total debt was $5.77 billion, excluding deferred fees. As of September 30, 2022, our borrowing capacity under the Revolving Credit Facility was approximately $718 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Company’s 2021 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to environmental matters, debt servicing obligations, payments related to transformation and restructuring initiatives, and in the long-term (i.e., beyond September 30, 2023) to meet our material cash requirements.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “likely,” “objective,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to NCR’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to:
•Strategy and Technology: transforming our business model; development and introduction of new solutions; competition in the technology industry; integration of acquisitions and management of alliance activities; our multinational operations;
•Business Operations: domestic and global economic and credit conditions; risks and uncertainties from the payments-related business and industry; disruptions in our data center hosting and public cloud facilities; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; the impact of the coronavirus (COVID-19) pandemic and geopolitical and macroeconomic challenges; environmental exposures from historical and ongoing manufacturing activities; and climate change
•Data Privacy & Security: impact of data protection, cybersecurity and data privacy including any related issues
•Finance and Accounting: our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or similar liabilities or obligations; access or renewal of financing sources; our cash flow sufficiency to service our indebtedness; interest rate risks; the terms governing our trade receivables facility; the impact of certain changes in control relating to acceleration of our indebtedness, our obligations under other financing arrangements, or required repurchase of our senior unsecured notes; and any lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; our pension liabilities; and write down of the value of certain significant assets
•Law and Compliance: protection of our intellectual property; changes to our tax rates and additional income tax liabilities; uncertainties regarding regulations, lawsuits and other related matters; and changes to cryptocurrency regulations
•Governance: impact of the terms of our Series A Convertible Preferred (“Series A”) Stock relating to voting power, share dilution and market price of our common stock; rights, preferences and privileges of Series A stockholders compared to the rights of our common stockholders; and actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders
•Planned Separation: an unexpected failure to complete, or unexpected delays in completing, the necessary actions for the planned separation, or to obtain the necessary approvals to complete these actions; that the potential strategic benefits, synergies or opportunities expected from the separation may not be realized or may take longer to realize than expected; costs of implementation of the separation and any changes to the configuration of businesses included in the separation if implemented; the potential inability to access or reduced access to the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade; the potential adverse reactions to the planned separation by customers, suppliers, strategic partners or key personnel and potential difficulties in maintaining relationships with such persons and risks associated with third party contracts containing consent and/or other provisions that may be triggered by the planned separation; the risk that any newly formed entity to house the digital commerce or ATM business would have no credit rating and may not have access to the capital markets on acceptable terms; unforeseen tax liabilities or changes in tax law; requests or requirements of governmental authorities related to certain existing liabilities; and the ability to obtain or consummate financing or refinancing related to the transaction upon acceptable terms or at all.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements. There can be no guarantee that the planned separation will be completed in the expected form or within the expected time frame or at all. Nor can there be any guarantee that the digital commerce business and ATM business after a separation will be able to realize any of the potential strategic benefits, synergies or opportunities as a result of these actions. Neither can there be any guarantee that shareholders will achieve any particular level of shareholder returns. Nor can there be any guarantee that the planned separation will enhance value for shareholders, or that NCR or any of its divisions, or separate digital commerce and ATM business, will be commercially successful in the future, or achieve any particular credit rating or financial results. Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Foreign Exchange Risk

Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. We have exposure to approximately 45 functional currencies and are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. Dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and the foreign currency denominated inputs to our manufacturing units. All of these transactions are forecasted. If these contracts are designated as highly effective cash flow hedges, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, the gains or losses from these contracts are recognized in earnings as exchange rates change. We also use derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. For these derivatives we recognize gains and losses in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $2 million as of September 30, 2022. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $2 million as of September 30, 2022. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the third quarter of 2022 compared to the third quarter of 2021 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 57% of our borrowings were on a fixed rate basis as of September 30, 2022. The increase in pre-tax interest expense for the nine months ended September 30, 2022 from a hypothetical 100 basis point increase in variable interest rates would be approximately $17 million. As of September 30, 2022, we do not have any outstanding interest rate derivative contracts related to our variable rate debt.

Additionally, as our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended September 30, 2022 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million, excluding the impact from outstanding interest rate swap agreements.

We utilize interest rate swap contracts and interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements and interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 13, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of September 30, 2022.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2022, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2022, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.
Changes in Internal Control over Financial Reporting

In the third quarter of 2022, we began implementing a new enterprise resource planning (“ERP”) system, which will replace many of our existing core financial systems. The ERP system is designed to accurately maintain our financial records used to report operating results. The implementation will occur in phases and began this quarter. On a quarterly basis, we will continue to evaluate whether there are material changes that impact our internal control over financial reporting.

Other than the ERP system implementation, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 10, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.    RISK FACTORS

The following information with respect to the planned separation of NCR into two independent, publicly traded companies supplements the disclosure set forth under Part I, Item IA (“Risk Factors”) of the Company's 2021 Annual Report on Form 10-K (“Form 10-K”). Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial conditions and results of operations. If any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

The planned separation of NCR into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs, is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense, and resources, which could disrupt or adversely affect our business.

On September 15, 2022, NCR announced a plan to separate into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs. The current target is to complete the separation by the end of 2023. We cannot assure that the transactions will be completed on the anticipated timeline or at all or that the terms of the separations will not change. The transactions will follow the satisfaction of customary conditions, including effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and the completion of audited financial statements. The failure to satisfy any of the required conditions could delay the completion of the separation for a significant period of time or prevent it from occurring at all.

The ability to obtain or consummate financing or refinancing related to the transaction upon acceptable terms, or at all (including not having a credit rating and not having access to the capital markets for any newly formed entity that houses the digital commerce or ATM business); risks associated with third party contracts containing consent and/or other provisions that may be triggered by the planned separation and; unanticipated developments, including changes in the competitive conditions of our markets, delays in obtaining various tax opinions or rulings, negotiating challenges, the uncertainty of the financial markets, changes in the law, requests or requirements of governmental authorities related to existing liabilities and challenges in executing the separation of the two businesses, could delay or prevent the completion of the planned separation, or cause the planned separation to occur on terms or conditions that are different or less favorable than initially expected. Any changes to the planned separation or delay in completing the planned separation could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than initially expected. Further, our Board of Directors could decide, either because of a failure of conditions or because of market or other factors, to abandon the planned separation.

Whether or not we complete the planned separation, our ongoing business may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the planned separation, including the following:

•We have incurred expenses in connection with the planned separation, and expect that the process of completing the planned separation will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the planned separation is not completed.
•Executing the planned separation will require significant time and attention from our senior management and employees, which may divert management’s attention from operating and growing our business and could adversely affect our business, financial results, and results of operations. Our employees may also be distracted due to uncertainty about their future roles with the separate companies.
•We may also experience increased difficulties in attracting, retaining, and motivating employees during the pendency, and following completion, of the transactions, which could harm our businesses.
•If the planned separation is not completed, we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting, and other professional fees.
•Some of our customers or suppliers may delay or defer decisions or may end their relationships with us.
•We may experience negative reactions from the financial markets if we fail to complete the planned separation or fail to complete it on a timely basis.
•The announcement of the planned separation may cause some investors to sell our shares, creating greater volatility in the trading price of our shares and potentially causing market prices to decline.

•We may experience the inability to access or reduced access to the capital markets or increased cost of borrowing.

Any of the above factors could cause the separation (or the failure to execute the separation) to have a material adverse effect on our business, financial condition, results of operations, and the trading price of our common stock.

The planned separation may not achieve the anticipated benefits and will expose us to new risks as the digital commerce company and the ATM company will have different financial profiles and each will be a smaller, less diversified company than NCR as it exists today.

We may not realize the anticipated strategic, financial, operational, or other benefits from the planned separation. We cannot predict with certainty when the benefits expected from the planned separation will occur or the extent to which they will be achieved, or that the costs or dis-synergies of the transaction will not exceed the anticipated amounts. The planned separation will result in the digital commerce company and the ATM company being smaller, less diversified companies with more limited businesses concentrated in their respective industries than NCR as a whole. As a result, each company may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. The announcement and/or completion of the planned separation may cause uncertainty for or disruptions with our customers, partners, suppliers, and employees, which may negatively impact these relationships or our operations. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the planned separation, including costs of operating as independent, publicly-traded companies that the two companies will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits or if our costs exceed our estimates, we or the business that is spun off could suffer a material adverse effect on the business, financial condition, results of operations, and trading price of us or the separated business.

If the planned separation is completed, the trading price of our common stock may decline and may experience greater volatility.

Upon completion of the planned separation, because the trading price for our shares will no longer reflect the value of the separated business, such trading price may be lower than immediately prior to the separation. In addition, until the market has fully analyzed our value without the separated business, the price of our shares may experience greater volatility. If the planned separation is completed, our shares may not match some holders’ investment strategies or meet minimum criteria for inclusion in stock market indices or portfolios, which could cause certain investors to sell their shares, which could lead to declines in the trading price of our common stock. Further, there can be no assurance that the combined value of the shares of the digital commerce company and the ATM company following the separation will be equal to or greater than what the value of our common stock would have been had the planned separation not occurred.

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

As of September 30, 2022, $153 million was available for repurchases under the March 2017 program, and approximately $790 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended September 30, 2022, less than 0.1 million shares were purchased at an average price of $31.65 per share.

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

    Item 6.     EXHIBITS

10.1
First Amendment to the Receivables Purchase Agreement, dated as of August 22, 2022, by and among NCR Receivables LLC, NCR Canada Receivables, LP, NCR Corporation, NCR Canada Corp., MUFG Bank, Ltd., Victory Receivables Corporation, PNC Bank, National Association, and PNC Capital Markets LLC.

10.2	Second Amendment to the Receivables Purchase Agreement, dated as of September 20, 2022, by and among NCR Receivables LLC, NCR Canada Receivables, LP, NCR Corporation, NCR Canada Corp., MUFG Bank, Ltd., Victory Receivables Corporation, PNC Bank, National Association, and PNC Capital Markets LLC.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021; (ii) our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021; (iii) our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021; (iv) our condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021; (v) our condensed consolidated statements of changes in stockholder's equity for the three and nine months ended September 30, 2022 and 2021; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	October 31, 2022	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Senior Executive Vice President and Chief Financial Officer