Form 10-K
period 2022-12-31
NCR CORP
filed 2023-02-27
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑  No  ☐
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of NCR Corporation's most recently completed second fiscal quarter, was approximately $4.2 billion.
As of February 10, 2023, there were approximately 139.3 million shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2022 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks and registered marks of NCR Corporation and its subsidiaries, and of other companies, as indicated. Unless otherwise indicated, the terms “NCR,” the “Company,” “we,” “us,” and “our” refer to NCR Corporation and its subsidiaries.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to NCR’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Annual Report include, without limitation, statements regarding: our expectations of demand for our solutions and execution and the impact thereof on our financial results in 2022; NCR's focus on advancing our strategic growth initiatives and transforming NCR into a software-led as-a-service company with a higher mix of recurring revenue streams; our expectations of NCR's ability to deliver increased value to customers and stockholders; and statements regarding the planned separation of NCR into two separate companies, including, but not limited to, statements regarding the anticipated timing and structure of such planned transaction, the future commercial or financial performance of the digital commerce company or the ATM company following such planned transaction, value creation and ability to innovate and drive growth generally as a result of such transaction, and the expected capital structure of the companies at the time of and following the transaction. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to:

•Strategy and Technology: transforming our business model; development and introduction of new solutions; competition in the technology industry; integration of acquisitions and management of alliance activities; and our multinational operations;
•Business Operations: domestic and global economic and credit conditions; risks and uncertainties from the payments-related business and industry; disruptions in our data center hosting and public cloud facilities; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; a major natural disaster or catastrophic event, including the impact of the coronavirus (COVID-19) pandemic and geopolitical and macroeconomic challenges; environmental exposures from historical and ongoing manufacturing activities; and climate change;
•Data Privacy & Security: impact of data protection, cybersecurity and data privacy including any related issues;
•Finance and Accounting: our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or similar liabilities or obligations; access or renewal of financing sources; our cash flow sufficiency to service our indebtedness; interest rate risks; the terms governing our trade receivables facility; the impact of certain changes in control relating to acceleration of our indebtedness, our obligations under other financing arrangements, or required repurchase of our senior unsecured notes; any lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; our pension liabilities; and write down of the value of certain significant assets;
•Law and Compliance: protection of our intellectual property; changes to our tax rates and additional income tax liabilities; uncertainties regarding regulations, lawsuits and other related matters; and changes to cryptocurrency regulations;
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

i

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements. There can be no guarantee that the planned separation will be completed in the expected form or within the expected time frame or at all. Nor can there be any guarantee that the digital commerce business and ATM business after a separation will be able to realize any of the potential strategic benefits, synergies or opportunities as a result of these actions. Neither can there be any guarantee that shareholders will achieve any particular level of shareholder returns. Nor can there be any guarantee that the planned separation will enhance value for shareholders, or that NCR or any of its divisions, or separate digital commerce and ATM business, will be commercially successful in the future, or achieve any particular credit rating or financial results. Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including this annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

i

PART I

Item 1.        BUSINESS
General
General Development of the Business
NCR Corporation (“NCR”, the “Company”, “we” or “us”) was originally incorporated in 1884 and is a software- and services-led enterprise technology provider that runs stores, restaurants and self-directed banking for our customers, which includes businesses of all sizes. NCR is a global company that is headquartered in Atlanta, Georgia. Our software platform, which runs in the cloud and includes microservices and APIs that integrate with our customers' systems, and our NCR-as-a-Service solutions bring together all of the capabilities and competencies of NCR to power the technology to run our customers’ operations. Our portfolio includes digital first software and services offerings for banking, retailers and restaurants, as well as payments processing and networks, multi-vendor connected device services, automated teller machines (“ATMs”), self-checkout (“SCO”) kiosks and related technologies, point of sale (“POS”) terminals and other self-service technologies. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sector. Our solutions are designed to support our transition to becoming a software platform and payments company.

NCR has grown organically, as well as through acquisitions, to add software, services and other capabilities that complement or enhance our existing offer portfolio, including, but not limited to, acquisitions relating to payments and cryptocurrency, digital banking, ATM-as-a-Service, and commerce platform offerings. NCR continuously evaluates potential acquisitions and develops new solutions intended to support the Company’s long-term strategy. In 2021, NCR completed the acquisition, among others, of Cardtronics plc (“Cardtronics”) to accelerate our NCR-as-a-Service strategy adding the Allpoint debit network, which is highly complementary to our payments platform and enables us to connect retail and bank customers. In early 2022, NCR completed the acquisition of LibertyX, with the goal of enabling NCR to provide a complete digital currency solution, including the ability to buy and sell cryptocurrency, conduct cross-border remittance, and accept digital currency payments across digital and physical channels.

NCR’s reputation is founded upon over 139 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.

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

•Retail - We offer software-led solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions include retail-oriented technologies such as comprehensive API-point of sale retail software platforms and applications, hardware terminals, self-service kiosks including SCO, payment processing and merchant acquiring solutions, and bar-code scanners.

•Hospitality - We offer technology solutions to customers in the hospitality industry, including table-service, quick-service and fast casual restaurants of all sizes, that are designed to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. Our solutions include POS hardware and software solutions, payment processing and merchant acquiring services, installation, maintenance, as well as managed and professional services.

•Digital Banking - NCR Digital Banking helps financial institutions implement their digital-first platform strategy by providing solutions for account opening, account management, transaction processing, imaging, and branch services to enable financial institutions to offer a compelling customer experience.

•Payments & Network - We provide a cost-effective way for financial institutions, fintechs, and neobanks to reach and serve their customers through our network of ATMs and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our Allpoint retail-based ATM network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via NCRPay360. We also provide ATM branding solutions to financial institutions, ATM management and services to retailers and other businesses, as well as payment processing and merchant acquiring services in the retail, hospitality and other industries.

•Self-Service Banking - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services. We also offer solutions to manage and run the ATM channel end-to-end for financial institutions that includes back office, cash management, software management and ATM deployment, among others.

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
Additionally, on September 15, 2022, NCR announced a plan to separate into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs. The separation is intended to be structured in a tax-free manner. The separation transaction will follow the satisfaction of customary conditions, including effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and the completion of audited financial statements. The current target is to complete the separation by the end of 2023. Should alternative options become available in the future that could deliver superior value to our shareholders than the planned separation, such as a whole or partial company sale of NCR, the Board remains open to considering alternative scenarios. Additional details are included in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Execution of our business goals and financial strategies is driven by the following key pillars:

•Focus on our customers. We encourage our employees to treat every customer as if they are our only customer. If we provide better service and better quality products than our competitors, it is our belief that our customers will likely buy more from NCR. We are increasingly becoming active, strategic advisors to our clients, helping them retool and reinvent their business, and this is reflected in a significant increase in our Net Promoter Score, a measure of customer experience, from 14 in 2018 to 52 in 2022. We believe this focus has and will lead to increased access to higher level customer contacts, earlier entrance into the sales cycles, and additional opportunities for upselling and cross-selling as a software- and services- led company.

•Take care of our employees. Our employees are the direct face of NCR to our clients. NCR has actively worked to increase employee engagement and satisfaction, as well as to create a culture of performance and innovation focused on software and services.

•Bring high-quality, innovative products to market. NCR focuses its research and development investments on elevating product quality and bringing new solutions to market in our key focus areas of digital banking, our next-generation retail architecture, including our NCR EmeraldTM cloud-based point of sale product, our AlohaTM Essentials solution bundle, and payments and self-service banking solutions. Additionally, we have placed an increasing priority on improvements in how we go to market with NCR-as-a-Service, as well as how we package and deliver our solutions as all-in-one bundles designed around a software platform, making it easier for our customers to buy and for our teams to sell.

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

Products and Services
We are an enterprise technology provider selling a portfolio of digital-first software, as-a-service offers, services, payments and hardware. Our offerings fall into the following categories:
Retail
We offer software-led solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions are designed to improve operational efficiency, selling productivity, customer satisfaction and purchasing decisions; provide secure checkout processes and payment systems; and increase service levels. Solutions include retail-oriented technologies such as comprehensive API-point of sale retail software platforms and applications, SCO, other hardware terminals and peripherals, payment processing and merchant acquiring solutions, consumer engagement solutions like eCommerce and loyalty programs, along with consulting, implementation, support and managed services to meet our customers' needs.
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
Digital Banking
NCR's Digital Banking segment offers solutions that enable anytime-anywhere convenience for a financial institution’s consumer and business customers. Our account opening software unifies the sales and onboarding experience across digital, branch and call center channels for mid-market community banks and credit unions. We also help financial institutions implement their digital first platform strategy by providing solutions for banking channel services, transaction processing, imaging, and branch services.

Payments & Network

We offer solutions to customers in the financial services industry that power their digital transformation through software, services and hardware to deliver differentiated experiences for their customers and improve efficiency for the financial institution. Our Payments & Network segments offer credit unions, banks, digital banks, Fintechs, stored-value debit card issuers, and other consumer financial services providers access to our Allpoint retail-based ATM network, providing convenient and surcharge-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via NCRPay360. We also provide branding opportunities for financial institutions on our extensive ATM network, providing a cost-effective way for banks to expand their presence and customer service and experience. Our solutions also support payment processing and merchant acquiring services in the retail, hospitality and other industries.

Self-Service Banking

Our managed services, including ATM-as-a-Service solutions, help banks run their end-to-end ATM channel, including transaction processing, managing cash and cash delivery, supplies, and telecommunications as well as routine and technical maintenance, positioning NCR as a strategic partner. We offer a full line of software such as multi-vendor ATM management systems software application suite and related hardware including multi-function ATMS, interactive teller machines (ITMs), thin-client ATMs, cash dispensers, and cash recycling ATMs.

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

Target Markets and Distribution Channels

NCR provides solutions to customers of varying sizes in the retail, hospitality, financial, and telecommunications and technology (“T&T”) industries.

We provide the technology that helps customers run self-directed banking, which primarily centers around our digital banking and ATM businesses, including software and services, as well as our Allpoint retail-based and surcharge-free ATM network. Our solutions also serve the retail markets through convenience banking products for retailers designed to complement their core businesses. Our financial solutions customers are located throughout the world in both developed and emerging markets. We have historically sold the majority of our Digital Banking, Payments & Network and Self-Service Banking segment solutions through a direct sales channel, and have augmented our presence through distributors and value-added resellers.

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

Competition

We face a diverse group of competitors in the financial, retail, hospitality and other industries, including the T&T industry, in which we sell our digital-first portfolio of software, services and hardware. The primary competitive factors can vary by geographic area where we operate around the world, but typically include: value and quality of the solutions or products; total cost of ownership; industry knowledge of the vendor; the vendor’s ability to provide and support a total end-to-end solution; the vendor’s ability to integrate new and existing systems; fit of the vendor’s strategic vision with the customer’s strategic direction; and quality of the vendor’s consulting, deployment and support services.

In the financial industry, our Digital Banking, Payments & Network and Self-Serve Banking segments face a variety of competitors offering financial services and software including, among others, Fidelity National Information Services, Inc., Fiserv, Inc., Q2 Holdings, Inc., Temenos AG, Infosys Ltd., Alkami Technology, Inc. and ACI Worldwide, Inc. In addition, we face competition from ATM manufacturers including Diebold Nixdorf, Inc. and Hyosung TNS Inc., and ATM network operators including Euronet Worldwide, Inc., as well as regional firms across all geographies where we operate around the world.

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

Research and Development

We remain focused on designing and developing solutions that anticipate our customers’ changing technological needs as well as consumer preferences. Our expenses for research and development were $217 million in 2022, $268 million in 2021, and $234 million in 2020. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Basis of Presentation and Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report under "Research and Development Costs," and is incorporated herein by reference.

Patents and Trademarks

NCR seeks patent protection for its innovations (including improvements), associated with its software, services, product, solutions, creations and developments (including hardware), where such protection is likely to provide, especially strategic value to NCR. NCR owns approximately 1,350 patents in the United States and numerous other patents in foreign countries. The foreign patents are generally counterparts of NCR’s United States patents. Many of the patents owned by NCR are licensed to others, and NCR is licensed under certain patents owned by others. As appropriate, NCR looks to monetize its patents to drive additional value from its patent portfolio. NCR also has numerous patent applications pending in the United States and in foreign countries. NCR’s portfolio of patents and patent applications is of significant value to NCR.

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
As of December 31, 2022, NCR leverages a network of internal and third-party partner facilities across the globe to manufacture its products in Chennai, India and partner facilities located in Budapest, Hungary, Guadalajara, Mexico, Chihuahua, Mexico, and Xiamen, China.
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

ESG

At NCR, we remain committed to creating positive change that supports an innovative and sustainable future in a responsible way. Our NCR business strategy directly aligns with the ESG priorities that we established in 2020. The NCR business strategy is dependent on customer satisfaction and harnessing our culture of innovation. NCR’s focus on customer satisfaction is two-fold: we intend to represent the ESG qualities our customers are looking for; and we intend for our employees to fulfill and answer these expectations.

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

Everyone at NCR is required to annually take our Code of Conduct training, available in 17 languages. Since 2008, NCR has achieved 100% timely completion of its Code of Conduct training. The Code of Conduct training is revised annually, taking into account the prior year’s compliance matters and the Company’s compliance risks.

Our Ethics and Compliance Program is responsible for managing the Company’s adherence to the Code of Conduct. Further, our Chief Ethics & Compliance Officer oversees investigations pertaining to fraud, conflicts of interest, violations of laws, and other similar matters, and reports on those activities to one or more Committees of the Board.

Data Protection, Privacy and Security. At NCR, we are proud of our data protection, cybersecurity, and privacy programs. These initiatives receive oversight from the Board’s Risk Committee, as well as several members of our executive leadership team including the Chief Operations Officer, General Counsel, Chief Security Officer, and Chief Information Officer. NCR’s Chief Information Security Officer and Chief Privacy Officer are responsible for management of these programs. Additional support is provided by our Chief Ethics & Compliance Officer.

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

To further our commitment to data privacy and cybersecurity:

•NCR maintains the ISO 27001 certification for certain NCR locations throughout the United States, Europe, and India
•Third-party audits for PCI-DSS, PA-DSS and SSAE-18 SOC2 are conducted for certain service offerings
•NCR maintains a robust information security awareness and training program. Employees and contingent workers are required to complete training within 30 days of hire, as well as an annual refresher course. Additionally, NCR performs regular testing to help ensure employees can identify email “phishing” attacks
•NCR’s corporate insurance policies include certain information security risk policies that cover network security, privacy and cyber events
•Our NCR Privacy Policy can be found on the Company website for further viewing at https://www.ncr.com/privacy

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

Environmental Management. We are committed to managing our environmental footprint and protecting the global communities in which we operate. We strive to minimize the environmental impact of our products and operations while also delivering innovative technologies and solutions designed to support businesses and consumers in their efforts to operate responsibly. We also recognize the importance of minimizing our environmental footprint through energy and greenhouse gas (“GHG”) management. That is why we have committed to Net Zero GHG emissions by 2050 and continue to report our Scope 1 and Scope 2 emissions from our global facilities and service operations through the CDP (formerly Carbon Disclosure Project). We complete the annual CDP climate change questionnaire and evaluate our environmental management progress annually to better understand our areas of opportunity to make a true impact.

Our commitment to environmental management extends into our products and operational footprint. Our manufacturing facility in Chennai, India maintains the ISO 14001 certification. The NCR Global Headquarters in Midtown Atlanta has been awarded two Leadership in Energy and Environmental Design (“LEED”) Platinum certifications: 1) Building Design and Construction: Core & Shell and Interior Design; 2) Construction: Commercial Interiors. Our newest office in Belgrade, Serbia is also LEED platinum certified.

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

As part of our overall ERM approach, our TPRM program is designed to ensure proper risk identification and oversight of NCR’s vendors and includes the following objectives:

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

Additionally we take a risk-based approach to supply chain due diligence. We engage with the majority of our largest suppliers on a quarterly basis to identify potential risk exposure. As part of our supplier partner onboarding process, supplier partners are required to certify compliance with International Electrotechnical Commission 62474 standards. NCR requires its supplier partners to maintain compliance with the Restriction of Hazardous Substances (RoHS) Directive, Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Regulation, and other applicable regulations.

Human Capital Resources

NCR continued its rich legacy of prioritizing investment and focus on human capital resources in 2022. We found ways to adapt to a rapidly changing labor market and continued to build a diverse, talented workforce that aligned to our Customer-FIRST values, motivated to Transform, Connect and Run the world of commerce. After announcing the completion of our strategic review and plans for a 2023 split, our human resources team took proactive measures to prepare employees and will carry that focus into the new year.

Our progress to date includes:

•Welcomed over 1,150 University Hires to NCR, including both graduates and interns
•Recognized as Top Employer for key, strategic universities/partnerships
•Launched new NCR.com Careers Pages
•Launched a new Culture Crew, including 80+ Site Engagement Leaders, ambassadors and volunteers
•Launched a new HR Central platform making it easier for employees to find information and resources
•Examined and took actions on competitive pay supporting workforce changes and our shift to a software platform and payments company, including a targeted global compensation review to drive attraction and retention of talent
•Invested in market-based salary increases for early career software engineering to improve competitiveness
•Redesigned LTI program to strengthen employee retention and strategic focus
•Improved certain employee benefit programs in many countries
•Conducted annual employee engagement surveys that yield an Employee Net Promoter Score (“eNPS”), the results of which are reported directly to the Executive Leadership Team and the Board, leveraged to identify areas of improvement
•Partnered with Pluralsight to uplevel employee technical capabilities across the globe
•Provided opportunities for continuous learning through NCR University, our online education platform for employees
•Supported external development with our tuition assistance program, which supports college and graduate-level education programs developing business-critical skills
•Conducted regular employee performance reviews to manage, engage and reward our employees

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

On December 31, 2022, NCR had approximately 35,000 employees and 10,000 contractors worldwide. Given the multinational nature of our business, we monitor our global employment footprint. As of December 31, 2022, our employees by geographic region included approximately: 25% in the Asia Pacific and Japan region; 35% in the Europe, Middle East and Africa region; 12% in the Americas, excluding the United States; and 28% in the United States.

Diversity, Equity and Inclusion (DE&I). NCR believes in the power and value of diversity and strives to build a globally inclusive workplace where all people are treated fairly. We seek to include everyone, lead with empathy, and make our communities better. We encourage IDEAS (Inclusion, Diversity, Equity, Allyship, and Storytelling) and seek to inspire each other to be our authentic selves.

We are proud to have four female directors serving on our Board. Additionally, 75% of the Board's committees are chaired by women.

We have been hard at work reviewing our DE&I policies, practices and programs to identify opportunities for new inclusive initiatives.

Our progress to date includes:

•Improved our supplier diversity program that utilizes small businesses, as well as minority, women and veteran-owned business enterprises, and appointed a dedicated supplier diversity leader.
•Continued to provide corporate funding and oversight of our Business Resource Groups to boost engagement and increase opportunities for professional development and networking
•Two new business resource groups added in 2022: Disability Alliance and LatinNCR
•Established sync collaboration between all business resource groups
•Established storytelling series to acknowledge employees demonstrating diversity, equity, inclusion and allyship
•Deployed Unconscious Bias training for our customer engineer instructors
•Launched a mentoring initiative led by our Women in NCR (WIN) Business Resource Group designed to support the development of women across NCR

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

NCR is subject to a variety of evolving government laws and regulations, including those related to environmental protection, in the various jurisdictions in which NCR operates or its products are sold, or where our offerings are used, including, for example, privacy and data protection laws, regulations and directives, and anti-corruption laws such as the United States Foreign Corrupt Practices Act and United Kingdom Bribery Act. In addition, though not material to our business taken as a whole, certain parts of NCR’s operating segments are subject to industry-specific laws and regulations. For example our digital banking business is subject to examination by the Federal Financial Institutions Examination Council (FFIEC); portions of our payments-related business are subject to or contractually obligated to comply with certain anti-money laundering laws and regulations such as the Bank Secrecy Act and their international counterparts; portions of certain businesses NCR recently acquired are customer-facing and may be subject to certain consumer protection requirements such as oversight by the Consumer Financial Protection Bureau (“CFPB”) and Federal Trade Commission (“FTC”) and similar state or foreign agencies in the jurisdictions where they operate; and portions of certain businesses NCR recently acquired are subject to a number of foreign, federal and state licensing requirements including money transmission, money services and virtual currency, which may be subject to regulatory changes in the future in the jurisdictions where they operate.

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

Information about our Executive Officers
The Executive Officers of NCR (as of February 27, 2023) are as follows:

Name	Age	Position and Offices Held
Frank R. Martire	75	Executive Chairman
Michael D. Hayford	63	Chief Executive Officer
Owen J. Sullivan	65	President and Chief Operating Officer
Timothy C. Oliver	54	Executive Vice President and Chief Financial Officer
James M. Bedore	63	Executive Vice President, General Counsel and Secretary
Donald W. Layden, Jr.	65	Executive Vice President, President, Payments & Network, Head of Strategy and M&A
Beth A. Potter	63	Chief Accounting Officer

Set forth below is a description of the background of each of the Executive Officers.
Frank R. Martire is Executive Chairman of NCR, a position he has held since May 2018. Mr. Martire most recently served as Non-Executive Chairman of Fidelity National Information Services, Inc. (“FIS”), a financial services technology company. From 2015 to 2017, he served as Executive Chairman of FIS and from 2009 to 2015 was President and Chief Executive Officer of FIS after its acquisition of Metavante Technologies, Inc. (“Metavante”), a bank technology processing company. Mr. Martire previously served as Chief Executive Officer of Metavante from 2003 to 2009 and President from 2003 to 2008. Prior to that, he was President and Chief Operating Officer of Call Solutions Inc. from 2001 to 2003 and President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc. from 1991 to 2001. Mr. Martire was a member of the Board of Directors of J. Alexander’s Holdings, Inc. from 2015 to 2021, where he served as Lead Independent Director from 2019 to 2021. Mr. Martire is a member of the Board of Directors of Cannae Holdings, Inc., where he serves as Lead Independent Director; and System1, Inc., where he is Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Martire became a director of NCR on May 31, 2018.

Michael D. Hayford is Chief Executive Officer of NCR, a position he has held since April 2018. Mr. Hayford served as President of NCR from April 2018 to August 2021. Mr. Hayford was most recently Founding Partner of Motive Partners, an investment firm focused on technology-enabled companies that power the financial services industry. From 2009 until his retirement in 2013, Mr. Hayford served as the Executive Vice President and Chief Financial Officer at Fidelity National Information Services, Inc. (“FIS”), a financial services technology company. Prior to joining FIS, Mr. Hayford was with Metavante Technologies, Inc. (“Metavante”), a bank technology processing company, from 1992 to 2009. He served as the Chief Operating Officer at Metavante from 2006 to 2009 and as the President from 2008 to 2009. From 2007 to 2009, Mr. Hayford also served on the Board of Directors of Metavante. Mr. Hayford was a member of the Board of Directors and the Audit Committee of Endurance International Group Holdings, Inc. from 2013 to 2019, and was a member of the Board of Directors and Chairman of the Audit Committee of West Bend Mutual Insurance Company from 2007 to 2018. Mr. Hayford became a director of NCR on April 30, 2018.

Owen J. Sullivan is President and Chief Operating Officer of NCR. Mr. Sullivan has served as President of NCR since August 2021 and as Chief Operating Officer of NCR since July 2018. Mr. Sullivan was most recently an independent consultant, providing strategic planning, consulting and executive mentoring, and working with and investing alongside private equity firms and other investor groups. Prior to that, Mr. Sullivan was with ManpowerGroup Inc. (“ManpowerGroup”), a workforce and talent management solutions company, from 2003 to 2013. At ManpowerGroup, he served as President of the Specialty Brands and Experis units from 2010 to 2013 and he served as the Chief Executive Officer of the Right Management and Jefferson Wells International, Inc. subsidiaries from 2004 to 2013 and from 2003 to 2010, respectively. Before joining ManpowerGroup, Mr. Sullivan was with Sullivan Advisors, LLC, a provider of strategic planning, consulting and executive mentoring for small to medium-sized businesses from 2001 to 2003. Prior to that, Mr. Sullivan was with Metavante Technologies, Inc., a bank technology processing company, from 1993 to 2001, where he served in various management roles including as the President of Metavante’s Financial Services Group and Enterprise Solutions Group. Mr. Sullivan served as a member of the Board of Directors of Johnson Financial Group, Inc., a bank holding company, where he served as a member of its Wealth Management, Risk and Succession Committees through 2018. Mr. Sullivan also served as a member of the Board of Directors of Computer Task Group, Incorporated from 2017 to 2021 and served as a member of its Compensation and Audit Committees.

Timothy C. Oliver is Senior Executive Vice President and Chief Financial Officer of NCR, a position he has held since July 13, 2020. Mr. Oliver most recently served as President and Chief Financial Officer of Spring Window Fashions, LLC, a consumer goods company, and a member of the company's leadership team, since September 2019. In this role he focused on, among other things, aligning the company's business portfolio and growth initiatives with its finance strategy. From 2011 to 2019, he served as Senior Vice President and Chief Financial Officer of the Goldstein Group Inc. (“GGI”), a privately held conglomerate, and its subsidiary, Alter Trading Corporation (“Alter”), a privately held metal recycler and broker company. Mr. Oliver also served as President during his last three months in his role at Alter. Before joining GGI and Alter, he was the Senior Vice President and Chief Financial Officer of MEMC Electronic Materials, Inc., a publicly held technology company (now SunEdison, Inc.), from 2009 to 2011, and Senior Executive Vice President and Chief Financial Officer of Metavante Technologies, Inc., a publicly held bank technology processing company, from 2007 to 2009. He also previously served as Vice President and Treasurer of Rockwell Automation, Inc. (“Rockwell Automation”), an industrial automation and digital transformation company, from 2005 to 2007. Before joining Rockwell Automation, he was Vice President for Investor Relations and Financial Planning at Raytheon Company. Mr. Oliver's prior roles included a focus on transforming finance organizations to position companies for growth.

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

Available Information
NCR makes available through its website at http://investor.ncr.com, free of charge, the reports it files with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC also maintains a website (http://www.sec.gov) that contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. NCR will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2023 Annual Meeting of Stockholders (the 2023 Proxy Statement),portions of which are incorporated herein by reference. NCR also will furnish its Code of Conduct at no cost and any other exhibit at cost. Document requests are available by calling or writing to:

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

RISK FACTOR SUMMARY

The following is a summary of the risks and uncertainties that could materially and adversely affect our business, financial condition, and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Associated with our Strategy & Technology
•If we are unsuccessful in transforming our business model, our operating results could be negatively impacted.
•If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing environment in which we do business, our business results may be impacted.
•If we do not compete effectively within the technology industry, we will not be successful.
•If we do not successfully integrate acquisitions or effectively manage alliance activities, we may not drive future growth.
•Our multinational operations, including in new and emerging markets, expose us to business and legal risks.
•The planned separation of NCR into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs, is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense, and resources, which could disrupt or adversely affect our business.
•The planned separation may not achieve the anticipated benefits and will expose us to new risks as the digital commerce company and the ATM company will have different financial profiles and each will be a smaller, less diversified company than NCR as it exists today.
•If the planned separation is completed, the trading price of our common stock may decline and may experience greater volatility.

Risks Associated with our Business & Operations
•Our business may be negatively affected by domestic and global economic and credit conditions.
•We are subject to certain significant risks and uncertainties from the payments-related business and industry.
•Disruptions in our data center hosting and public cloud facilities could adversely affect our business.
•If we do not retain key employees, or attract quality new and replacement employees, we may not be able to meet our business objectives.
•Defects, errors, installation difficulties or development delays could expose us to potential liability, harm our reputation and negatively impact our business.
•If third party suppliers upon which we rely are not able to fulfill our needs, our ability to timely bring our products to market could be affected.
•A major natural disaster or catastrophic event could have a materially adverse effect on our business, financial condition and results of operations, or have other adverse consequences.
•Our historical and ongoing manufacturing activities subject us to environmental exposures.
•Climate change could negatively impact our business long-term.
•Data protection, cybersecurity and data privacy issues could negatively impact our business.

Risks Associated with our Finance & Accounting
•Our level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs.
•The terms of the documents governing our indebtedness include financial and other covenants that could restrict or limit our financial and business operations.
•Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in these risk factors relating to indebtedness.
•If we are unable to continue to access or renew financing sources and obtain capital, our ability to maintain and grow our business may be impaired.
•Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful.

•Borrowings under our senior secured credit facilities bear interest at a variable rate which subjects us to interest rate risk, which could cause our debt service obligations or other costs of capital under our senior secured credit facilities to increase significantly.
•The terms governing our trade receivables facility, including the length of term, financial and other covenants, and obligations to remit collections on the sold receivables could restrict or otherwise limit our financial and business operations.
•Certain changes in control may result in an acceleration of our indebtedness or our obligations under other financing arrangements, or may require us to repurchase our senior unsecured notes or our Series A Convertible Preferred Stock.
•A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future capital costs and reduce our access to capital.
•Our pension liabilities could adversely affect our liquidity and financial condition.
•We may be required to write down the value of certain significant assets, which would adversely affect our operating results.

Risks Associated with Law & Compliance
•Failure to protect intellectual property, and issues related to third party intellectual property can have an adverse effect.
•Changes to our tax rates and additional income tax liabilities could impact profitability.
•We face uncertainties with regard to regulations, lawsuits and other related matters.
•Changes to cryptocurrency regulations could impact profitability.

Risks Associated with our Governance
•The issuance of shares of our Series A Convertible Preferred Stock reduces the relative voting power of holders of our common stock, and the conversion and sale of those shares would dilute the ownership of such holders and may adversely affect the market price of our common stock.
•Our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Convertible Preferred Stock differing from those of our common stockholders.
•We could be subject to actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders.

STRATEGY AND TECHNOLOGY

If we are unsuccessful in transforming our business model, our operating results could be negatively impacted. In recent years, we have shifted our business model to become a software- and services-led enterprise provider, focusing on increased software and services revenue, as well as recurring revenue, to enable NCR to become an as-a-Service company. Activating our strategy to create NCR-as-a-Service could negatively impact our revenue and margin as we shift toward increasing recurring revenue. Additionally, this strategy includes the shift away from perpetual license-based products that yield revenue recognized at an earlier point in time to a term license model, that includes a termination for convenience which could also have a negative impact on our revenue and margin. We expect to continue to spend and may increase our capital expenditures to support our shift to NCR-as-a-Service with the focus on our strategic growth platforms, which are the offerings with the highest growth potential to accelerate the shift. Our success depends on the return on investment generated from the capital expenditures and our ability to continue to execute these strategies, while improving the Company's cost structure. Successful execution of our strategy and the businesses associated with the strategic growth platforms depends on a number of different factors including, among others, developing, deploying and supporting the next generation of digital first software and cloud solutions for the industries we serve; market acceptance of our new and existing software and cloud solutions; successfully expanding the payment processing market; enabling our sales force to use a consultative selling model that better incorporates our comprehensive and new solutions; transforming our services performance, capabilities and coverage to improve efficiency, incorporate remote diagnostic and other technologies and align with and support our new solutions; managing professional services and other costs associated with large solution roll-outs; integrating, and developing and supporting software gained through acquisitions. In addition, we continue to pursue initiatives to expand our customer base by increasing our use of indirect sales channels, and by developing, marketing and selling solutions aimed at the small- to medium-business market. It is not yet certain whether these initiatives will yield the anticipated benefits, or whether our solutions will be compelling and attractive to small- and medium-sized businesses. If we are not successful in growing software and services and expanding our customer base at the rate that we anticipate, implementing and managing these various initiatives and minimizing any resulting loss in productivity, or if the costs to complete these initiatives is higher than anticipated, we may not meet our growth and gross margin projections or expectations, and operating results could be negatively impacted.

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

There is risk that the integration, new technology or solutions, including, but not limited to expanded payment processing and entry into ATM-as-a-Service, may not perform as anticipated, may take longer than anticipated and may not meet estimated growth projections or expectations, or investment recipients may not successfully execute their business plans. Further, we may not achieve the projected efficiencies and synergies once we have integrated the business into our operations, which may lead to the impairment or write down of assets, and other additional costs not anticipated at the time of acquisition. In the event that these risks materialize, we may not be able to fully realize the benefit of our investments, and our operating results could be adversely affected.

Our multinational operations, including in new and emerging markets, expose us to business and legal risks. For the years ended December 31, 2022 and 2021, the percentage of our revenue from outside of the United States was 45% and 49%, respectively, and we expect our percentage of revenue generated outside the United States to continue to be significant. In addition, we continue to seek to further penetrate existing international markets, and to identify opportunities to enter into or expand our presence in developing and emerging markets. While we believe that our geographic diversity may help to mitigate some risks associated with geographic concentrations of operations, our ability to sell our solutions and manufacture internationally, including in new and emerging markets, is subject to risks, which include, among others:

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
•disruptions in transportation and shipping infrastructure; and

•the impact of natural disasters, catastrophic events, civil unrest, war and terrorist activity on supply chains, the economy or markets in general, or on our ability, or that of our suppliers, to meet commitments.

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

The ability to obtain or consummate financing or refinancing related to the transaction upon acceptable terms, or at all (including not having a credit rating and not having access to the capital markets for any newly formed entity that houses the digital commerce or ATM business); risks associated with third party contracts containing consent and/or other provisions that may be triggered by the planned separation and; unanticipated developments, including changes in the competitive conditions of our markets, delays in obtaining various tax opinions or rulings, negotiating challenges, the uncertainty of the financial markets, changes in the law, requests or requirements of governmental authorities related to existing liabilities and challenges in executing the separation of the two businesses, could delay or prevent the completion of the planned separation, or cause the planned separation to occur on terms or conditions that are different or less favorable than initially expected. Any changes to the planned separation or delay in completing the planned separation could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than initially expected. Further, our Board of Directors could decide, either because of a failure of conditions or because of market or other factors, to revise or abandon the planned separation.

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

If the planned separation is completed, the trading price of our common stock may decline and may experience greater volatility. Upon completion of the planned separation, the value of the separated business will trade separately and because the trading price of NCR shares will no longer reflect the separated business, such trading price may be lower than immediately prior to the separation. In addition, until the market has fully analyzed our value without the separated business, the price of our shares may experience greater volatility. If the planned separation is completed, our shares may not match some holders’ investment strategies or meet minimum criteria for inclusion in stock market indices or portfolios, which could cause certain investors to sell their shares, which could lead to declines in the trading price of our common stock. Further, there can be no assurance that the combined value of the shares of the digital commerce company and the ATM company following the separation will be equal to or greater than what the value of our common stock would have been had the planned separation not occurred.

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

The proliferation of payment options and increasingly frictionless methods of payment other than cash, including credit cards, debit cards, stored-value debit cards, contactless, and mobile payments options, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs. The continued growth in electronic payment methods, such as mobile phone payments, contactless payments and card only self-service order and payment terminals could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. Payment technologies, such as Venmo, Zelle, Square Cash, Facebook Messenger Payments and virtual currencies such as Bitcoin, or other new payment method preferences by consumers could reduce the general population’s need or demand for cash and negatively impact our ATM transaction volumes in the future.

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

The cash-in-transit business exposes NCR to additional risks beyond those experienced from the ownership and operation of ATMs. The cash-in-transit operation in the United Kingdom delivers cash to and collects residual cash from ATMs in that market. The cash-in-transit business exposes NCR to significant risks, including the potential for cash-in-transit losses, employee theft, as well as claims for personal injury, wrongful death, worker’s compensation, punitive damages, and general liability,

Errors or omissions in the settlement of merchant funds or in the vault cash reconciliations could damage relationships with customers and vault cash providers, respectively, and expose NCR to liability. NCR is responsible for maintaining accurate bank account information for certain merchant customers, financial institution customers and vault cash providers and accurate settlements of funds into these accounts based on the underlying transaction activity

NCR businesses that are customer-facing expose the Company to additional compliance risks because we may be subject to certain consumer protection requirements such as oversight by the Consumer Financial Protection Bureau (CFPB) and Federal Trade Commission (FTC) and similar state or foreign agencies in the jurisdictions where they operate. The Company will also be exposed to additional compliance risks in scope and geography as our payments-related offers expand into new markets, each with their own consumer protection requirements. In addition, the customer-facing nature of our payments-related business subjects the Company to increased risks of disputes with consumers, including litigation and class action litigation, and significant costs to address such matters. The volatility of cryptocurrency markets and the level of consumer understanding of cryptocurrencies may cause this risk to be greater than in more traditional customer-facing businesses. The Company also faces additional risks related to uncertainty in potential future regulation and legal oversight of markets and businesses engaged in products and services relating to blockchain technology, virtual currencies or cryptocurrencies.

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

A major natural disaster or catastrophic event could have a materially adverse effect on our business, financial condition and results of operations, or have other adverse consequences. Our business, financial condition, results of operations, access to capital markets and borrowing costs may be adversely affected by a major natural disaster or catastrophic event, including civil unrest, geopolitical instability, war, terrorist attack, pandemics or other (actual or threatened) public health emergencies such as the COVID-19 outbreak, or other events beyond our control, and measures taken in response thereto.

The COVID-19 outbreak, including emerging variants of COVID-19, created, and such other events may create, significant volatility and uncertainty and economic and financial market disruption. Governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, quarantines, shelter in place orders and shutdowns. While we have implemented programs to mitigate the impact of these measures on our results of operations, there can be no assurance that these programs will be successful. There is significant uncertainty regarding such measures and potential future measures.

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

The COVID-19 outbreak may have long-term effects on the nature of the office environment and remote working, which may present operational and workplace culture challenges that may adversely affect our business. Additional future impacts on the Company may include material adverse effects on demand for the Company’s products and services, the Company’s supply chain and sales and distribution channels, the Company’s ability to execute its strategic plans, and the Company’s profitability and cost structure.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.

Our historical and ongoing manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in a number of jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Kalamazoo River matter, as further described in Note 10, “Commitments and Contingencies”, of the Notes to

Consolidated Financial Statements included in Item 8 of Part II of this Report; in “Government Regulations” within Item 1 of Part I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this discussion of risk factors.

Climate change could negatively impact our business long-term. Global climate change may have an increasingly adverse impact on NCR’s business continuity and our ability to keep our employees safe and provide for our customers. NCR considers potential risks related to weather as part of its operations strategy and has business continuity and disaster recovery plans in place. However, they may not adequately protect us from serious disasters and adverse impacts. In addition, climate change events could have an impact on critical infrastructure in the United States and internationally, which has the potential to disrupt our business, our third-party suppliers, or the business of our customers and partners. They may also cause us to experience higher losses, attrition and additional costs to maintain or resume operations.

We have operations all over the world and our sites in California, Texas, Florida, and India are particularly vulnerable to climate change effects. The west coast of the United States has recently experienced historic wildfires; a winter storm in Texas led to massive power outages; and multiple hurricanes formed over the gulf coast as well as a typhoon in the Philippines - all of which caused significant destruction to the affected regions. We anticipate that similar weather events will continue to bring significant annual destruction in vulnerable areas. In India, extreme temperatures and increased cyclones’ frequency could interrupt our business continuity arrangements. The long-term effects of climate change could have significant repercussions for the global economy and cause significant financial and physical damages.

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

The Company has established relationships with cybersecurity firms and internal cybersecurity experts, which it engages in connection with certain suspected incidents. The costs arising from those engagements, which depending on the incident may include both investigatory and remedial efforts, have not to date been material to the Company. The Company also regularly undergoes evaluation of its protections against incidents, including both self-assessments and expert third-party assessments, and it regularly enhances those protections, both in response to specific threats and as part of the Company’s efforts to stay current with advances in cybersecurity defense. When the Company experiences a confirmed cybersecurity incident it generally performs root cause analyses and in appropriate instances will implement additional controls based on those analyses. In 2022, Company spending on cybersecurity efforts represented approximately 10% of its overall IT spend. There can be no assurance that the Company or its cybersecurity consultants will be able to prevent or remediate all future incidents or that the cost associated with responding to any such incident will not be significant.

The personal information and other data that we process and store also are subject to data security and data privacy obligations and laws of many jurisdictions, which are growing in complexity and sophistication as data becomes more enriched and technology and the global data protection landscape evolves. These laws may provide a private right of action for individuals alleging a breach of privacy rights, including for example the Illinois Biometric Information Privacy Act (“BIPA”). These laws may also conflict with one another, and many of them are subject to frequent modification and differing interpretations. The laws impose a significant compliance burden and include, for example, the European Union's (“EU”) General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act and the Brazilian General Data Protection Law. Complying with these evolving and varying standards could require significant expense and effort, and could require us to change our business practices or the functionality of our products and services in a manner adverse to our customers and our business. In addition, violations of these laws can result in significant fines, penalties, claims by regulators or other third-party lawsuits alleging significant damages, and damage to our brand and business. The GDPR, for example, includes fines of up to €20 million or up to 4% of the annual global revenues of the infringer for failure to comply, and grants corrective powers to supervisory authorities including the ability to impose a limit on processing of personal data. The laws also cover the transfer of personal, financial and business information, including transfers of employee information between us and our subsidiaries, across international borders. As another example, the Illinois BIPA provides aggrieved plaintiffs the ability to recover $1,000 for each unauthorized scan of biometric data, and $5,000 for each scan found to be in willful disregard of the statute.

FINANCE & ACCOUNTING

Our level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs. At December 31, 2022, we had approximately $5.71 billion of total indebtedness outstanding. At December 31, 2022, we had approximately $748 million of secured revolving credit commitments undrawn and available for borrowing under our senior secured revolving credit facility. Our current level of indebtedness could:

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

The senior secured credit agreement and the indentures for our senior unsecured notes also contain certain affirmative covenants, and the senior secured credit agreement requires us to comply with a leverage ratio that measures our debt relative to our Consolidated EBITDA (as defined in the senior secured credit agreement).

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

Our pension liabilities could adversely affect our liquidity and financial condition. At December 31, 2022, our obligation for benefits under our pension plans was $2,165 million and our pension plan assets totaled $1,750 million, which resulted in an underfunded pension obligation of $415 million. While we rebalanced our United States and international plan assets in order to reduce volatility, made several discretionary contributions to our pension plans and have, from time to time, completed de-risking actions, including plan settlements, our remaining underfunded pension obligation continues to require ongoing cash contributions. Our underfunded pension obligation also may be affected by future transfers and settlements relating to our pension plans.

In addition, certain of the plan assets remain subject to financial market risk, and our actuarial and other assumptions underlying our expected future benefit payments, long-term expected rate of return and future funding expectations for our plans depend on, among other things, interest rate levels and trends and capital market expectations. Further volatility in the performance of financial markets, changes in any of these actuarial assumptions (including those described in our “Critical Accounting Estimates” section of the “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report) or changes in regulations regarding funding requirements could require material increases to our expected cash contributions to our pension plans in future years.

We may be required to write down the value of certain significant assets, which would adversely affect our operating results. We have a number of significant assets on our balance sheet as of December 31, 2022 and the value of these assets can be adversely impacted by factors related to our business and operating performance, as well as factors outside of our control. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $751 million and $908 million at December 31, 2022 and 2021, respectively. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

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

LAW & COMPLIANCE

Our inability to protect our intellectual property, and other issues related to our and third party intellectual property, especially third party intellectual property infringement claims, could have a material and adverse effect on our business, results of operations and financial condition. Our continuing ability to be a leading software- and services-led enterprise provider could be negatively affected if we do not protect our intellectual property, especially our software. It is critical to our strategy, and the benefits provided by our innovations and technologies, that we protect and can leverage and rely on our intellectual property, including our intellectual property rights. We protect our innovations and technologies through intellectual property rights, including patents, copyrights, trademarks (including service marks) and trade secret rights. While we have many patents which cover various areas, we are not able to patent all of our innovations and technologies. In addition, it can take multiple years to receive a patent. We primarily rely on our copyrights and trade secret rights, provided under the laws of the United States and internationally, to protect our innovations and technologies. Despite our efforts to protect our innovations and technologies through intellectual property rights and our processes and procedures, such laws, processes and procedures may be insufficient, breached or otherwise fail to prevent unauthorized use, misappropriation or disclosure of our intellectual property, and such laws, processes and procedures may not provide adequate protection or remedies. It is also possible that others can independently develop, obtain or use similar innovations and technologies. To the extent we are not successful in protecting our intellectual property or such protection is insufficient, especially that related to our software, our business could be adversely impacted.

Various factors outside our control pose a threat to our intellectual property. We may fail to obtain or maintain effective or sufficient intellectual property protection, and at least some of our intellectual property rights may be challenged, resulting in reduced protection or being declared invalid or unenforceable. There can be no assurance our intellectual property rights will be sufficient to prevent others from offering competitive products or services or that unauthorized parties will not attempt to copy our innovations or technologies or use, misappropriate or disclose information that we consider confidential or proprietary. It is possible for third parties, including our competitors, to obtain patents relating to innovations and technologies that overlap or compete with our innovations or technologies and for such third parties to assert, and third parties have in the past asserted, that our products and services infringe their patents. Even though we may hold patents covering our innovations and technologies, it is possible for such third-party patents to effectively block the use of our own innovations or technologies. In such cases, those third parties can seek to charge us a licensing fee or preclude the use of our innovations or technologies and file suit against us. Additionally, unauthorized third parties may try to copy or reverse engineer our products or intellectual property or otherwise obtain, misappropriate or use our intellectual property and other information that we regard as confidential or proprietary to create products and services that compete with ours.

Protecting our intellectual property through patents or other intellectual property rights is expensive and time-consuming. We may not be able to obtain protection for at least some of our intellectual property, and where we are successful, it is expensive to obtain and maintain these rights and they can be more limited than desired. The time and cost required to defend our intellectual property rights can be substantial. Possible future changes to U.S. or foreign intellectual property laws and regulations may jeopardize the enforceability, validity or scope of our intellectual property portfolio and harm our ability to obtain protection. We may be unable to obtain trademark protection for our products or services and associated brands, and our existing trademark registrations and applications, and any trademarks that may be used in the future, may not provide us with competitive advantages or distinguish our products or services from those of our competitors. In addition, our trademarks may be contested or found to be unenforceable, weak or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them.

Many of our offerings rely on innovations and technologies developed by others. If we are unable to continue to obtain licenses and rights for such innovations and technologies or substitutes for them, our business could be adversely impacted.

We will not always be able to ensure we have sufficient protection for our intellectual property rights where, for example, we fail to detect or expect unauthorized use of our intellectual property. Intellectual property protection may not be available in every country in which we do business, and the laws in countries outside of the U.S. where we do business or may do business in the future may not recognize intellectual property rights or protect them as would be done under the laws of the United States. Changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to protect our intellectual property rights. Failure to obtain or maintain protection of our confidential information (including trade secrets) or other proprietary information, for example through public disclosure, could harm our competitive position and materially and adversely affect our business, financial condition and results of operations. The above, along with other reasons (such as the patent portfolio of a third party) could result in our inability to enforce or impact the enforcement of our intellectual property rights.

Given our reliance on intellectual property beyond just patents, we also rely in part on non-disclosure or confidentiality agreements with parties who have access to our know-how and confidential information (including trade secrets), including employees, contractors and other third parties, which place restrictions on the use and disclosure of this intellectual property. We also enter into intellectual property assignment agreements with our employees, contractors and consultants. We cannot guarantee that we have entered into such agreements with all parties necessary to protect our intellectual property or that they will adhere to our confidentiality agreements. Individuals not subject to intellectual property assignments or other agreements assigning intellectual property to us may make adverse ownership claims to our intellectual property. Additionally, these agreements may be insufficient or breached, or this intellectual property, including trade secrets, may be disclosed or become known to third parties, including our competitors, which could cause the loss of this intellectual property. We may not be able to obtain adequate remedies for such infringement, misappropriation or breaches. To the extent our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to our rights in such intellectual property or our rights in related or resulting intellectual property, including innovations, technologies and know-how. The loss of trade secret and other confidential information protection could make it easier for third parties to compete with our products and services by copying our innovations and technologies, including features and functionality.

To address infringement or misappropriation of our intellectual property, we may need to file lawsuits, which can be expensive, time consuming and distracting to management and the business. Our efforts to enforce our intellectual property rights in this manner may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. From time to time, we receive notices and other communications from third parties, including our customers, regarding third-party claims of infringement of patents and other intellectual property rights. In response to those notices, in appropriate situations, we may have to use our patents in our defense of such claims, subjecting them to the foregoing risks.

A large number of patents and other intellectual property rights exist in our industry, particularly in the digital banking and hospitality spaces. As a result, a significant number of allegations and disputes related to these rights are asserted by both practicing and non-practicing entities (often referred to as “patent trolls”) and individuals who claim to own intellectual property rights alleged to cover our products and services. Accordingly, we may also be faced with, have faced in the past, and currently face intellectual property infringement lawsuits against us. Because we provide indemnification to our customers with respect to claims of intellectual property infringement against the products and services we provide to them, we may be faced with, have faced in the past, and currently face, (i) demands by our customers to defend and indemnify them with respect to intellectual property infringement lawsuits brought by a third party involving our products or services and (ii) defending ourselves in connection with such demands from our customers. The frequency of these lawsuits could increase. While we have a significant patent portfolio that might prove effective in deterring lawsuits brought against us by competitors, that portfolio may provide little deterrence against claims and lawsuits brought by non-practicing entities. This risk may be amplified if the frequency of lawsuits brought by non-practicing entities increases.

Whether intellectual property infringement claims, including for indemnification, have merit or not, they may require significant resources and expenses to analyze, address and defend, and can be disruptive to our business. We may not prevail in a dispute or litigation related to an intellectual property infringement claim, and damages in a successful intellectual property infringement case (including resulting from an indemnity claim from one of our customers) can be significant, and can be trebled if the infringement is found to be willful. In certain circumstances, we could be subject to an injunction that might adversely impact our business. In particular, an injunction could limit our ability to provide one or more of our products and services to the extent we are unable to develop non-infringing alternatives or obtain a license for them on commercially reasonable terms. It could lead us to having to enter into a fee bearing, including royalty bearing, licensing agreement that we would not normally find acceptable; cause a delay to the development of our products or services; require us to stop selling all or a portion of our products and services; require us to redesign at least certain products or services or components of them using alternative non-infringing technologies, processes or practices, which could require significant effort and expense. Accordingly, an adverse outcome in an intellectual property infringement case (including one resulting from our indemnification of one of our customers) may expose us to a loss of our competitive position, expose us to significant liabilities or require us to seek licenses that may not be available on commercially acceptable terms, if at all. Any of the foregoing could materially and adversely affect our business, results of operations and financial condition.

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

GOVERNANCE

The issuance of shares of our Series A Convertible Preferred Stock reduces the relative voting power of holders of our common stock, and the conversion and sale of those shares would dilute the ownership of such holders and may adversely affect the market price of our common stock. As of December 31, 2022, approximately 0.3 million shares of our Series A Convertible Preferred Stock were outstanding, representing approximately 6.3% of our outstanding common stock, including the Series A Convertible Preferred Stock on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, which was payable quarterly in arrears and payable in-kind for the first sixteen dividend payments, after which, beginning in the first quarter of 2020, are payable in cash or in-kind at the option of the Company. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.         PROPERTIES

As of December 31, 2022, NCR operated 296 facilities consisting of approximately 6.2 million square feet in 59 countries throughout the world, which are generally used by all of NCR's operating segments. On a square footage basis, 10% of these facilities are owned and 90% are leased. Within the total facility portfolio, NCR operates 13 research and development and manufacturing facilities totaling 0.9 million square feet, 100% of which is leased. The remaining 5.3 million square feet of space includes office, repair, and warehousing space and other miscellaneous sites, and is 84% leased.

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

PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NCR common stock is listed on the New York Stock Exchange (NYSE) and trades under the symbol “NCR”. There were approximately 70,944 holders of NCR common stock as of February 10, 2023.

Dividends

Historically NCR has not paid cash dividends and does not anticipate the payment of cash dividends on NCR common stock in the immediate future. The declaration of dividends is restricted under our senior secured credit facility and the terms of the indentures for our senior unsecured notes, and would be further subject to the discretion of NCR’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2017 through December 31, 2022.

Company / Index	2018	2019	2020	2021	2022
NCR Corporation	$68	$103	$111	$118	$69
S&P 500 Stock Index	$96	$126	$149	$192	$157
S&P 500 Information Technology Sector	$100	$150	$216	$290	$208
S&P MidCap 400 Stock Index	$89	$112	$128	$159	$138
(1)In each case, assumes a $100 investment on December 31, 2017, and reinvestment of all dividends, if any.

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

No shares were repurchased under these programs during the three months ended December 31, 2022.

As of December 31, 2022, approximately $153 million was available for repurchases under the March 2017 program, and approximately $810 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended December 31, 2022, 929,741 shares of vested restricted stock were purchased at an average price of $23.27 per share.

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

Item 6.        [Reserved]

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

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Consolidated Statements of Operations by comparing the results for the year ended December 31, 2022 to the results for the year ended December 31, 2021. On June 21, 2021, we completed the acquisition of Cardtronics plc (“Cardtronics”), which is included in the Payments & Network and Self-Service Banking segment results.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at December 31, 2022.

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

For management's discussion of our consolidated results for the year ended December 31, 2021 in comparison with the year ended December 31, 2020, and other financial information related to fiscal year 2020, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our 2021 Annual Report on Form 10-K filed with the SEC on February 25, 2022 (“2021 Form 10-K”).

OVERVIEW

BUSINESS OVERVIEW

NCR Corporation (“NCR”, the “Company”, “we” or “us”) was originally incorporated in 1884 and is a software- and services-led enterprise technology provider that runs stores, restaurants and self-directed banking for our customers, which includes businesses of all sizes. NCR is a global company that is headquartered in Atlanta, Georgia. Our software platform, which runs in the cloud and includes microservices and APIs that integrate with our customers' systems, and our NCR-as-a-Service solutions bring together all of the capabilities and competencies of NCR to power the technology to run our customers’ operations. Our portfolio includes digital first software and services offerings for banking, retailers and restaurants, as well as payments processing and networks, multi-vendor connected device services, automated teller machines (“ATMs”), self-checkout (“SCO”) kiosks and related technologies, point of sale (“POS”) terminals and other self-service technologies. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sector. Our solutions are designed to support our transition to becoming a software platform and payments company.

Effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. The reportable segments effective January 1, 2022 include: Retail, Hospitality, Digital Banking, Payments & Network, and Self-Service Banking.

NCR’s reputation is founded upon over 139 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in NCR’s Code of Conduct, which is available on the Corporate Governance page of our website.

SIGNIFICANT THEMES AND EVENTS

As more fully discussed in later sections of this MD&A, the following were significant themes and events for 2022.

•Revenue of $7.8 billion, up 10% compared to prior year, and up 13% excluding foreign currency impacts
◦Recurring revenue increased 16% from the prior year and comprised 62% of total consolidated revenue
•Strong performance despite numerous external macro factors, such as rising interest rates, the effects of the strong U.S. dollar, supply-chain challenges, and high component costs
•Continued strength in strategic initiatives
•Planned separation of NCR into two independent, publicly traded companies was announced on September 15, 2022

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

As we strive to achieve our aspirational goals, we plan to capitalize on opportunities presented by the acquisitions of Cardtronics and LibertyX to accelerate our Payments & Network business as we go to market with a more robust offering in this segment. We also plan to continue to improve our execution to drive solid returns and to transform our business to enhance value for all shareholders.

On September 15, 2022, NCR announced a plan to separate into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs. The digital commerce company is expected to be a growth business positioned to leverage NCR’s software-led model to continue transforming, connecting and running global retail, hospitality and digital banking. We believe it will enhance common solutions to drive innovation and boost operational efficiency. The commerce company is expected to also reinvest in the business to accelerate growth and recurring revenue.

The ATM company is expected to be a cash-generative business positioned to focus on delivering ATM-as-a-Service to a large, installed customer base across banks and retailers. We believe it will build on NCR’s leadership in self-service banking and ATM networks to meet global demand for ATM access and leverage new ATM transaction types, including digital currency solutions, to drive market growth. The ATM company is expected to also continue shifting to a highly recurring revenue model to drive stable cash flow and capital returns to shareholders.

The separation is intended to be structured in a tax-free manner. The separation transaction will follow the satisfaction of customary conditions, including effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and the completion of audited financial statements. The current target is to complete the separation by the end of 2023. Should alternative options become available in the future that could deliver superior value to our shareholders than the planned separation, such as a whole or partial company sale of NCR, the Board of Directors remains open to considering alternative scenarios.

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

For further information on potential risks and uncertainties see Part I, Item 1A “Risk Factors”, of this Form 10-K.

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

The COVID-19 pandemic is complex and continues to evolve. The ultimate impact on our overall financial condition and operating results will depend on supply chain challenges and cost escalations including materials, labor and freight, as a result of the continued impacts from the pandemic, and any additional governmental and public actions taken in response.

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

We expect that these factors will continue to negatively impact our business at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the duration and severity of these activities. We continue to evaluate the long-term impact that these may have on our business model, however, there can be no assurance that the measures we have taken or will take will completely offset the negative impact.

For further information on the risks posed to our business from the COVID-19 pandemic and other factors, refer to Part I, Item 1A “Risk Factors”, of this Form 10-K. For further information on exposures to foreign exchange risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, in this Form 10-K.

RESULTS OF OPERATIONS

Key Strategic Financial Metrics

The following tables show our key strategic financial metrics for the years ended December 31, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.

Recurring revenue as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2022	2021	2020	2022	2021	2020	2022 v 2021	2021 v 2020
Recurring revenue (1)	$4,841	$4,166	$3,338	61.7%	58.2%	53.8%	16%	25%
All other products and services	3,003	2,990	2,869	38.3%	41.8%	46.2%	—%	4%
Total Revenue	$7,844	$7,156	$6,207	100.0%	100.0%	100.0%	10%	15%

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

Net income (loss) from continuing operations attributable to NCR and Adjusted EBITDA(2) as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2022	2021	2020	2022	2021	2020	2022 v 2021	2021 v 2020
Net income (loss) from continuing operations attributable to NCR	$64	$97	$(7)	0.8%	1.4%	(0.1)%	(34)%	n/m
Adjusted EBITDA (2)	$1,370	$1,244	$896	17.5%	17.4%	14.4%	10%	39%

(2) Refer to our definition of Adjusted EBITDA in the section entitled "Non-GAAP Financial Measures and Use of Certain Terms" below.

Non-GAAP Financial Measures and Use of Certain Terms:

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

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) NCR's management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of strength and performance of the Company's ongoing business operations, including funding discretionary spending such as capital expenditures, strategic acquisitions, and other investments. NCR determines Adjusted EBITDA based on GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles and transformation and restructuring charges (which includes integration, severance and other exit and disposal costs), among others. The special items are considered non-operational so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income (loss) from continuing operations attributable to NCR. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. Refer to the table below for the reconciliations of net income (loss) from continuing operations attributable to NCR (GAAP) to Adjusted EBITDA (non-GAAP).

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of December 31, 2022, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the year ending December 31, 2022, our non-GAAP presentation of the measures described above exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts. We have not adjusted the presentation of the prior year periods due to the immaterial impact of Russia to revenue and income from continuing operations for the years ended December 31, 2021 and 2020.

NCR's definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP.

In millions	2022	2021	2020
Net income (loss) from continuing operations attributable to NCR (GAAP)	$64	$97	$(7)
Pension mark-to-market adjustments	8	(118)	34
Transformation and restructuring costs	123	66	234
Acquisition-related amortization of intangibles	172	132	81
Acquisition-related (gains) costs	10	98	(6)
Separation costs	3	—	—
Loss on debt extinguishment	—	42	20
Interest expense	285	238	218
Interest income	(13)	(8)	(8)
Depreciation and amortization (excluding acquisition related amortization of intangibles)	423	357	275
Income tax expense (benefit)	148	186	(53)
Stock-based compensation expense	125	154	108
Russia	22	—	—
Adjusted EBITDA (Non-GAAP)	$1,370	$1,244	$896

Consolidated Results

The following table shows our results for the years December 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year. The operations of Cardtronics have been included in the consolidated results from the acquisition close date, June 21, 2021.

				Percentage of Revenue (1)			Increase (Decrease)
(in millions)	2022	2021	2020	2022	2021	2020	2022 v 2021	2021 v 2020
Product revenue	$2,351	$2,193	$2,005	30.0%	30.6%	32.3%	7%	9%
Service revenue	5,493	4,963	4,202	70.0%	69.4%	67.7%	11%	18%
Total revenue	7,844	7,156	6,207	100.0%	100.0%	100.0%	10%	15%
Product gross margin	254	343	272	10.8%	15.6%	13.6%	(26)%	26%
Service gross margin	1,604	1,550	1,252	29.2%	31.2%	29.8%	3%	24%
Total gross margin	1,858	1,893	1,524	23.7%	26.5%	24.6%	(2)%	24%
Selling, general and administrative expenses	1,152	1,151	1,069	14.7%	16.1%	17.2%	—%	8%
Research and development expenses	217	268	234	2.8%	3.7%	3.8%	(19)%	15%
Income from operations	$489	$474	$221	6.2%	6.6%	3.6%	3%	114%

(1) The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin, service gross margin and total gross margin, which are divided by the related component of revenue.

Revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2022	2021	2020	2022	2021	2020	2022 v 2021	2021 v 2020
Product revenue	$2,351	$2,193	$2,005	30.0%	30.6%	32.3%	7%	9%
Service revenue	5,493	4,963	4,202	70.0%	69.4%	67.7%	11%	18%
Total revenue	$7,844	$7,156	$6,207	100.0%	100.0%	100.0%	10%	15%

Product revenue includes our hardware and software license revenue streams as well as cryptocurrency-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.

Total revenue increased 10% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Product revenue increased 7% due to growth in POS and SCO revenue as well as the addition of cryptocurrency-related revenue following the acquisition of LibertyX in January 2022, partially offset by a slight decline in ATM revenue. Service revenue increased 11% due primarily to growth in payments processing, which includes the results of Cardtronics, software maintenance, and managed services, partially offset by a decline in hardware maintenance revenue. Foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison, primarily in hardware maintenance and hardware product sales.

Gross Margin

				Percentage of Revenue (1)			Increase (Decrease)
(in millions)	2022	2021	2020	2022	2021	2020	2022 v 2021	2021 v 2020
Product gross margin	$254	$343	$272	10.8%	15.6%	13.6%	(26)%	26%
Service gross margin	1,604	1,550	1,252	29.2%	31.2%	29.8%	3%	24%
Total gross margin	$1,858	$1,893	$1,524	23.7%	26.5%	24.6%	(2)%	24%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

Gross margin as a percentage of revenue was 23.7% in 2022 compared to 26.5% in 2021. Gross margin for the year ended December 31, 2022 included $37 million related to transformation and restructuring costs and $100 million related to amortization of acquisition-related intangible assets, $1 million of acquisition-related costs, and $10 million related to operating losses, impairments and other actions taken with respect to our operations in Russia. Gross margin for the year ended December 31, 2021 included $39 million related to transformation and restructuring costs and $60 million related to amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue decreased from 27.8% to 25.6% due to increases in fuel costs, component parts, and increased interest rates driving higher cost on vault cash agreements as well as other supply chain challenges that negatively impacted our costs. The impact of these cost increases was partially offset by cost mitigation actions implemented and an increase in the favorable higher margin software and services revenue.

Selling, General and Administrative Expenses

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2022	2021	2020	2022	2021	2020	2022 v 2021	2021 v 2020
Selling, general and administrative expenses	$1,152	$1,151	$1,069	14.7%	16.1%	17.2%	—%	8%

Selling, general, and administrative expenses were $1,152 million in 2022, flat with 2021. As a percentage of revenue, selling, general and administrative expenses were 14.7% in 2022 and 16.1% in 2021. In 2022, selling, general and administrative expenses included $64 million of transformation and restructuring costs, $72 million of acquisition-related amortization of intangibles, $9 million of acquisition-related costs, $6 million of costs related to actions taken with respect to our operations in Russia, and $3 million in consulting, legal and other costs related to the Company's planned separation into two independent companies. In 2021, selling, general and administrative expenses included $20 million of transformation and restructuring costs, $72 million of acquisition-related amortization of intangibles and $84 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 13.6% in 2021 to 12.7% in 2022, primarily due to cost mitigation actions implemented, including labor cost reductions and changes in employee benefit programs.

Research and Development Expenses

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2022	2021	2020	2022	2021	2020	2022 v 2021	2021 v 2020
Research and development expenses	$217	$268	$234	2.8%	3.7%	3.8%	(19)%	15%

Research and development expenses were $217 million in 2022, down from $268 million in 2021. As a percentage of revenue, these costs were 2.8% in 2022 and 3.7% in 2021. In 2022, research and development expenses included $12 million of costs related to our transformation and restructuring initiatives. In 2021, research and development expenses included $1 million of transformation and restructuring costs. After considering this item, research and development expenses decreased as a percentage of revenue from 3.7% in 2021 to 2.6% in 2022 due to an increase in development related to our strategic initiatives in 2022 as well as cost-mitigation actions that were implemented.

Loss on Extinguishment of Debt

				Increase (Decrease)
(in millions)	2022	2021	2020	2022 v 2021	2021 v 2020
Loss on extinguishment of debt	$—	$42	$20	(100)%	110%

Loss on extinguishment of debt was $42 million in 2021 related to the premium paid for early redemption of $400 million aggregate principal amount of 8.125% senior secured notes due 2025, which includes the write-off of deferred financing fees of $5 million and a cash redemption premium of $37 million. Refer to Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements in the 2021 Form 10-K for additional discussion on the financing transactions.

Interest Expense

				Increase (Decrease)
(in millions)	2022	2021	2020	2022 v 2021	2021 v 2020
Interest expense	$285	$238	$218	20%	9%

Interest expense was $285 million in 2022 compared to $238 million in 2021. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's Senior Secured Credit Facility. The main driver of the increase in interest expense from 2021 to 2022 was the increase in total outstanding debt as a result of the closing of the acquisition of Cardtronics in the second quarter of 2021, combined with an increase in variable interest rates on the Senior Secured Credit Facility.

Other Income (Expense), net

Other income (expense), net was income of $7 million in 2022, income of $90 million in 2021 and expense of $42 million in 2020, with the components reflected in the following table:

In millions	2022	2021	2020
Interest income	$13	$8	$8
Foreign currency fluctuations and foreign exchange contracts	(17)	(22)	(14)
Bank-related fees	(9)	(27)	(5)
Employee benefit plans	33	131	(31)
Impairment of an equity investment	—	—	(7)
Bargain purchase gain on acquisition	—	—	7
Other, net	(13)	—	—
Other income (expense), net	$7	$90	$(42)

Employee benefit plans within other income (expense) net includes the components of pension, postemployment and postretirement expense, other than service cost, as well as actuarial gains and losses from the annual pension mark-to-market adjustment. In 2022, there was an actuarial loss of $8 million compared to an actuarial gain of $118 million in 2021. The net actuarial loss in 2022 was primarily due to the impact of economic downturns on the value of plan assets, partially offset by an increase in discount rates in measuring the benefit obligation. The actuarial gain in 2021 was primarily due to an increase in discount rates as well as a favorable impact from an update to the mortality tables.

In 2022, Other, net includes a $9 million loss recognized on the divestiture of a non-strategic business.

In 2021, the Company incurred bank-related fees of $19 million related to certain structuring and commitment fees as a result of the financing transactions entered into during the first quarter of 2021 related to the transaction with Cardtronics.

Income Taxes

				Increase (Decrease)
(in millions)	2022	2021	2020	2022 v 2021	2021 v 2020
Income tax expense (benefit)	$148	$186	$(53)	(20)%	(451)%

Our effective tax rate was 70% in 2022, 65% in 2021, and 90% in 2020. During 2022, our tax rate was impacted by a $94 million expense from recording a valuation allowance against deferred tax assets in the United Kingdom and other foreign jurisdictions. During 2021, significant matters impacting our tax rate include a $36 million expense from recording a valuation allowance against interest expense deduction carryforwards in the United States, a $14 million benefit from the deferred tax impact of a tax law change in the United Kingdom and a $40 million non-cash expense resulting from an internal entity restructuring.

While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2023, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. These resolutions could have a material impact on the effective tax rate in 2023.

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

Loss from Discontinued Operations, net of tax

				Increase (Decrease)
(in millions)	2022	2021	2020	2022 v 2021	2021 v 2020
Income (loss) from discontinued operations, net of tax	$(4)	$—	$(72)	n/m	(100)%

In 2022, the loss from discontinued operations was $4 million, net of tax, primarily driven by updates in estimates and assumptions for the Kalamazoo River and Fox River environmental reserves partially offset by insurance recoveries.

In 2020, the loss from discontinued operations was $72 million, net of tax, primarily related to updates in estimates and assumptions for the Fox River and Kalamazoo River environmental reserves.

Revenue and Adjusted EBITDA by Segment

The Company manages and reports its businesses in the following segments: Retail, Hospitality, Digital Banking, Payments & Network, and Self-Service Banking. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment Adjusted EBITDA. Refer to the section above entitled "Non-GAAP Financial Measures and Use of Certain Terms" for our definition of Adjusted EBITDA and the reconciliation of net income (loss) from continuing operations attributable to NCR (GAAP) to Adjusted EBITDA (non-GAAP).

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment along with any immaterial operating segment(s).

The following table shows our segment revenue and Adjusted EBITDA for the years ended December 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year. The Payments & Network and Self-Service Banking revenue and Adjusted EBITDA metrics below include the results of operations of Cardtronics from the date of acquisition, June 21, 2021.

				Percentage of Revenue (1)			Increase (Decrease)
(in millions)	2022	2021	2020	2022	2021	2020	2022 v 2021	2021 v 2020
Revenue
Retail	$2,258	$2,231	$2,030	28.8%	31.2%	32.7%	1%	10%
Hospitality	926	849	686	11.8%	11.9%	11.1%	9%	24%
Digital Banking	543	513	472	6.9%	7.2%	7.6%	6%	9%
Payments & Network	1,286	675	85	16.4%	9.4%	1.4%	91%	694%
Self-Service Banking	2,621	2,617	2,602	33.5%	36.6%	41.9%	—%	1%
Other	244	297	346	3.1%	4.1%	5.5%	(18)%	(14)%
Eliminations(2)	(43)	(26)	(14)	(0.5)%	(0.4)%	(0.2)%	65%	86%
Total Segment Revenue	$7,835	$7,156	$6,207	100.0%	100.0%	100.0%	9%	15%
Other adjustment (3)	9	—	—
Total Revenue	$7,844	$7,156	$6,207				10%	15%

Adjusted EBITDA by segment
Retail	$415	$442	$390	18.4%	19.8%	19.2%	(6)%	13%
Hospitality	192	158	115	20.7%	18.6%	16.8%	22%	37%
Digital Banking	226	213	226	41.6%	41.5%	47.9%	6%	(6)%
Payments & Network	405	238	15	31.5%	35.3%	17.6%	70%	1,487%
Self-Service Banking	565	580	523	21.6%	22.2%	20.1%	(3)%	11%
Corporate and Other	(399)	(369)	(366)	(163.5)%	(124.2)%	(105.8)%	8%	1%
Eliminations(2)	(34)	(18)	(7)	79.1%	69.2%	50.0%	89%	157%
Total Adjusted EBITDA	$1,370	$1,244	$896	17.5%	17.4%	14.4%	10%	39%
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
(3) Other adjustment reflects the revenue attributable to the Company's operations in Russia that were excluded from management's measure of revenue due to our announcement to suspend sales to Russia and anticipated orderly wind down of our operations in Russia. The revenue attributable to the Russian operations for the years ended December 31, 2021 and 2020 of $48 million and $41 million, respectively, is included in the respective segments.

The following table provides a reconciliation of segment and total revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the twelve months ended December 31, 2022 and December 31, 2021.

	2022			2021
$ in millions	Revenue Growth % (GAAP)	Favorable (Unfavorable) FX Impact	Revenue Growth % Constant Currency (non-GAAP)	Revenue Growth % (GAAP)	Favorable (Unfavorable) FX Impact	Revenue Growth % Constant Currency (non-GAAP)
Retail	1%	(4)%	5%	10%	2%	8%
Hospitality	9%	(1)%	10%	24%	1%	23%
Digital Banking	6%	—%	6%	9%	—%	9%
Payments & Network	91%	(5)%	96%	694%	—%	694%
Self-Service Banking	—%	(4)%	4%	1%	—%	1%
Corporate and Other	(18)%	(4)%	(14)%	(14)%	1%	(15)%
Eliminations	65%	—%	65%	86%	—%	86%
Total segment revenue	9%	(4)%	13%	15%	1%	14%
Total revenue	10%	(3)%	13%	15%	1%	14%

Segment Revenue

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Retail revenue increased 1% for the year ended December 31, 2022 compared to the prior year period. Foreign currency fluctuations had an unfavorable impact of 4% on the revenue comparison. The increase in revenue compared to the prior period is due to an increase in self-checkout and point-of-sale hardware revenue and an increase in point-of-sale solutions revenue partially offset by a decrease in software license and hardware maintenance revenue.

Hospitality revenue increased 9% for the year ended December 31, 2022, compared to the prior year period driven primarily by an increase in point-of-sale hardware, as well as increases in hardware maintenance and software revenues, including growth in payment processing.

Digital Banking revenue increased 6% for the year ended December 31, 2022 compared to the prior year period due to an increase in software license and cloud services revenues.

Payments & Network revenue increased 91% for the year ended December 31, 2022 compared to the prior year period. Foreign currency fluctuations had an unfavorable impact of 5% on the revenue comparison. The increase is primarily due to additional payments processing revenue from the acquisition of Cardtronics, which occurred on June 21, 2021. Additionally, the year ended December 31, 2022 includes revenue from cryptocurrency-related transactions following the acquisition of LibertyX in January 2022.

Self-Service Banking revenue for the year ended December 31, 2022 was flat in comparison to the prior year period. Foreign currency fluctuations had an unfavorable impact of 4% in the revenue comparisons. Revenue compared to prior year period was driven by an increase in services revenues, including hardware maintenance and ATM-as-a-Service, offset by a decline in ATM hardware sales. Software and services revenue as a percent of total Self-Service Banking segment revenue was 68% in the years ended December 31, 2022 and 2021.

For the operations grouped as Other, revenue decreased 18% for the year ended December 31, 2022 compared to the prior year period, primarily due to a decrease in hardware maintenance revenue in the telecommunications and technology business.

For the year ended December 31, 2021 compared to the year ended December 31, 2020

Retail revenue increased 10% for the year ended December 31, 2021 compared to the prior year period due to higher point-of-sale and self-checkout solutions revenue.

Hospitality revenue increased 24% for the year ended December 31, 2021 compared to the prior year period driven primarily by an increase in point-of-sale solutions revenue.

Digital Banking revenue increased 9% for the year ended December 31, 2021 compared to the prior year period due to an increase in software license and cloud services revenues.

Payments & Network revenue increased significantly for the year ended December 31, 2021 compared to the prior year period due to additional payments processing revenue from the acquisition of Cardtronics, which occurred on June 21, 2021.

Self-Service Banking revenue increased 1% for the year ended December 31, 2021 compared to the prior year period due primarily due to higher software and services revenue, including software and hardware maintenance as well as ATM-as-a-Service revenue from the acquisition of Cardtronics, which occurred on June 21, 2021, partially offset by a decline in ATM hardware revenue.

For the operations grouped as Other, revenue decreased 14% for the year ended December 31, 2021 compared to the prior year period driven by a decrease in services revenue in the telecommunications and technology business.

Segment Adjusted EBITDA

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Retail Adjusted EBITDA decreased 6% for the year ended December 31, 2022 compared to the prior year period. The decline in Adjusted EBITDA compared to the prior year period is primarily driven by product cost and mix, increased labor costs, and other supply chain challenges.

Hospitality Adjusted EBITDA increased 22% for the year ended December 31, 2022 compared to the prior year period primarily driven by an increase in revenue driven by subscription and payments processing. These improvements were partially offset by supply chain challenges and increased fuel costs which drove up component and other costs, particularly in transaction services and hardware.

Digital Banking Adjusted EBITDA increased 6% for the year ended December 31, 2022 compared to the prior year period driven by an increase in recurring revenue.

Payments & Network Adjusted EBITDA increased by 70% for the year ended December 31, 2022 compared to the prior year period. This was primarily due to additional payments processing revenue from the acquisition of Cardtronics, which occurred in the second quarter of 2021. Payments & Network Adjusted EBITDA for the year ended December 31, 2022 has been negatively impacted by higher interest rates, which increases the cost of our vault cash rental obligations.

Self-Service Banking Adjusted EBITDA declined 3% for the year ended December 31, 2022 compared to the prior year period primarily due to supply chain challenges and increased fuel costs which drove up component and other costs, particularly in ATM hardware, hardware maintenance and transaction services. These headwinds were partially offset by an increase in recurring revenue.

Corporate and Other Adjusted EBITDA loss increased 8% for the year ended December 31, 2022 compared to the prior year period primarily due to infrastructure costs of the Cardtronics business that was acquired on June 21, 2021.

For the year ended December 31, 2021 compared to the year ended December 31, 2020

Retail, Hospitality, Payments & Network and Self-Service Banking Adjusted EBITDA increased for the year ended December 31, 2021 compared to 2020 primarily driven by higher revenue as well as benefits realized from cost reduction actions taken in the prior year.

Digital Banking Adjusted EBITDA decreased 6% for the year ended December 31, 2021 compared to the prior year period due to an increase in research and development spend on strategic initiatives and an increase in other operating expenses, partially offset by higher revenue.

Corporate and Other Adjusted EBITDA loss increased for the year ended December 31, 2021 compared to 2020 driven by lower revenue in the telecommunications and technology business as well as infrastructure costs of the Cardtronics business that was acquired on June 21, 2021, partially offset by benefits realized from cost reduction actions taken in the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $447 million for the year ended December 31, 2022 compared to cash provided by operating activities of $1.077 billion for the year ended December 31, 2021. The decrease in cash provided by operating activities was driven by the unfavorable movement in net working capital accounts, partially offset by cash received upon termination of interest rate swap contracts in the first and second quarters of 2022. Additionally, cash provided by operating activities in the year ended December 31, 2021 reflects the agreement entered into during the third quarter of 2021 to sell short-term receivables from certain trade accounts to an unaffiliated financial institution, which provided a $300 million benefit to operating cash flows. Refer to Note 6, “Trade Receivables Facility”, of the Notes to Consolidated Financial Statements included in this Form 10-K for more information.

NCR’s management uses a non-GAAP measure called “free cash flow” to assess the financial performance of the Company. We define free cash flow as net cash provided by (used in) operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus restricted cash settlement activity, plus acquisition-related items, less the impact from the initial sale of trade accounts receivables under the agreement entered into during the third quarter of 2021, and plus pension contributions and settlements. We believe free cash flow information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchases of NCR stock and repayment of debt obligations. Free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. Free cash flow does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to NCR’s non-GAAP measure of free cash flow for the years ended December 31:

In millions	2022	2021	2020
Net cash provided by operating activities	$447	$1,077	$641
Expenditures for property, plant and equipment	(92)	(106)	(31)
Additions to capitalized software	(285)	(242)	(232)
Restricted cash settlement activity	27	(41)	—
Transaction costs	—	55	—
Initial sale of trade account receivables	—	(300)	—
Pension contributions	67	17	89
Free cash flow (non-GAAP)	$164	$460	$467

Excluding the impact of the initial sale of trade accounts receivables in 2021, in 2022, net cash provided by operating activities decreased $330 million, which contributed to a net decrease in free cash flow of $296 million in comparison to 2021. Capital expenditures for property, plant and equipment decreased $14 million primarily due to one-time spending in 2021 that did not reoccur in 2022 related to leasehold improvements as well as strategic investment decisions in response to macroeconomic challenges. Additions to capitalized software increased $43 million as the Company continued to focus on investment in our strategic growth platforms.

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments. During the year ended December 31, 2022, the payments for business combinations was $13 million, net of cash acquired, for the cash consideration paid primarily related to the acquisition of the India ATM Business of FIS Payment Solutions & Services Private Limited completed in July of 2022 and the LibertyX acquisition completed in January of 2022. The LibertyX acquisition was completed via issuance of NCR common stock in exchange for the outstanding shares of LibertyX.

Our financing activities include borrowings and repayments of credit facilities and notes. Financing activities during the year ended December 31, 2022 also included dividends paid on the Series A preferred stock of $15 million, proceeds from employee stock plans of $31 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $59 million.

Long Term Borrowings The Senior Secured Credit Facility consists of term loan facilities in an aggregate principal amount of $2.06 billion, of which $1.88 billion was outstanding as of December 31, 2022. Additionally, the Senior Secured Credit Facility provides for a five-year Revolving Credit Facility with an aggregate principal amount of $1.3 billion, of which $523 million was outstanding as of December 31, 2022. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of December 31, 2022, there were $29 million letters of credit outstanding.

As of December 31, 2022, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029, and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

Additionally, in December 2022, the Company entered into a borrowing agreement with Banc of America Leasing & Capital, LLC to direct funds to NCR in exchange for installment repayments and for security interest in ATM equipment in corresponding ATM-as-a-Service ("ATMaaS") contracts. The total amount available under the financing program is $20 million with repayment terms up to four years. As of December 31, 2022, total debt outstanding under the financing program was $12 million with a weighted average interest rate of 7.21% and a weighted average term of 3.7 years.

See Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further information on the Senior Secured Credit Facility.

Employee Benefit Plans In 2023, we expect to make contributions of $20 million to our international pension plans, $75 million to our postemployment plan and $2 million to our postretirement plan. See Note 9, “Employee Benefit Plans”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our pension, postemployment and postretirement plans.

Series A Convertible Preferred Stock In 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock. As of December 31, 2022, there were approximately 300,000 shares that remained issued and outstanding with a redemption value of approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, which was payable quarterly in arrears and payable in-kind for the first sixteen dividend payments, after which, beginning in the first quarter of 2020, are payable in cash or in-kind at the option of the Company. During the years ended December 31, 2022 and 2021, the Company paid cash dividends of $15 million. The holders also have certain redemption rights or put rights, including the right to require us to repurchase all or any portion of the Series A Convertible Preferred Stock on any date during the three months commencing on and immediately following March 16, 2024 and the three months commencing on and immediately following every third anniversary of such date, at 100% of the liquidation preference plus all accrued but unpaid dividends.

Additionally, the Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of December 31, 2022 and 2021, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 9.2 million shares which would represent approximately 6% of our outstanding common stock as of December 31, 2022 including the preferred shares on an as-converted basis.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries were $419 million and $412 million at December 31, 2022 and 2021, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of December 31, 2022, our cash and cash equivalents totaled $505 million and our total debt was $5.71 billion. Our borrowing capacity under our senior secured credit facility was $748 million at December 31, 2022. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Report. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to environmental matters, debt servicing obligations, payments related to transformation and restructuring initiatives, and our operating requirements for the next twelve months, and in the long-term (i.e., beyond December 31, 2023) to meet our material cash requirements.

Material Cash Requirements from Contractual and Other Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2022 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2023	2024-2025	2026-2027	2028 & Thereafter
Debt obligations	$5,714	$104	$211	$2,599	$2,800
Interest on debt obligations	1,641	318	640	429	254
Estimated environmental liability payments	104	21	33	17	33
Lease obligations	561	112	140	94	215
Purchase obligations	1,135	1,118	9	8	—
Total obligations	$9,155	$1,673	$1,033	$3,147	$3,302

For purposes of this table, we used interest rates as of December 31, 2022 to estimate the future interest on debt obligations outstanding as of December 31, 2022 and have assumed no voluntary prepayments of existing debt. See Note 5, “Debt Obligations” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms.

The estimated environmental liability payments included in the table of material cash requirements shown above are related primarily to the Kalamazoo River and Ebina environmental matters. As of December 31, 2022, all of the Company's remedial obligations for the Fox River matter have been completed. For the Kalamazoo River and Ebina matters, the amounts shown are our expected payments, net of the payment obligations of co-obligors and an estimate for payments to be received from indemnification parties. For additional information, refer to Note 10, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

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

Our U.S. and international employee benefit plans, which are described in Note 9, “Employee Benefit Plans”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. In 2022, we made a $50 million discretionary contribution to our U.S. pension plan. We do not expect mandatory contributions until 2026 based on current funding requirements and assuming the Company does not complete any further actions, including, but not limited to, a further pre-fund or de-risking action. The funded status of NCR’s U.S. pension plan is an underfunded position of $407 million as of December 31, 2022 compared to an underfunded position of $503 million as of December 31, 2021. Our international retirement plans were in an underfunded position of $8 million as of December 31, 2022, as compared to a funded position of $1 million as of December 31, 2021. The improvement in the underfunded position of the U.S. pension plan is due to the $50 million discretionary contribution made in 2022 and the impact of an increase in discount rates in measuring the benefit obligation, partially offset by the impact of economic downturns on the value of plan assets. The increase in our underfunded position of international plans is primarily attributable to the impact of economic downturns on the value of plan assets, partially offset by an increase in discount rates in measuring the benefit obligation. Contributions to international pension plans are expected to be approximately $20 million in 2023.

We also have product warranties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 10, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our senior secured credit facility and the indentures for our senior unsecured notes include affirmative and negative covenants that restrict or limit our ability to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to our business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments. Our senior secured credit facility also includes financial covenants that require us to maintain a consolidated leverage ratio not to exceed 4.75 to 1.00 on the last day of any fiscal quarter ending on or after December 31, 2022.

The Company has the option to elect to increase the maximum permitted leverage ratio for the periods described in the foregoing clause (iii) by 0.25 in connection with the consummation of any material acquisition (as defined in the Senior Secured Credit Facility) for three fiscal quarters. At December 31, 2022, the maximum consolidated leverage ratio under the Senior Secured Credit Facility was 4.75 to 1.00.

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

Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition. Additional information regarding our revenue recognition policy is included in Note 1, “Basis of Presentation and Significant Accounting Policies”, in the Notes to Consolidated Financial Statements.

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

Goodwill Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth quarter or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, a decision to sell a business, unanticipated competition, or slower growth rates, among others. Consistent with the examples of such events and circumstances given in the accounting guidance, we believe that a goodwill impairment test should be performed immediately before and after a reorganization of our reporting structure when the reorganization would affect the composition of one or more of our reporting units. In this circumstance, performing the impairment test immediately before and after the reorganization would help to confirm that the reorganization is not potentially masking a goodwill impairment charge.

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates, EBITDA margins and discount rates. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (“GPC”) method which is based on earnings multiple data. We perform a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium.

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

We make strategic acquisitions that may have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The determination of fair value requires estimates about cash flow forecasts, discount rates, revenue growth rates, EBITDA margin, customer attrition rate, and other future events that are judgmental in nature. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments subsequent to the measurement period are recorded to our consolidated statements of income. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. Additional information regarding our acquisitions is included in Note 2, “Business Combinations”, in Notes to Consolidated Financial Statements.

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

The key assumptions used in developing our 2022 expense were discount rates of 2.7% for our U.S. pension plan and 1.9% for our postretirement plan, and an expected return on assets assumption of 5.0% for our U.S. pension plan in 2022. The U.S. plan represented 65% of the pension obligation and 100% of the postretirement plan obligation as of December 31, 2022. Holding all other assumptions constant, a 0.25% change in the discount rate used for the U.S. plan would have increased or decreased 2022 ongoing pension expense by approximately $3 million and would have had an immaterial impact on 2022 postretirement income. A 0.25% change in the expected rate of return on plan assets assumption for the U.S. pension plan would have increased or decreased 2022 ongoing pension expense by approximately $3 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. For 2023, we intend to use discount rates of 5.3% and 5.2% in determining the U.S. pension and postretirement expense, respectively. We intend to use an expected rate of return on assets assumption of 7.0% for the U.S. pension plan.

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

The most significant assumption used in developing our 2022 postemployment plan expense is the assumed rate of involuntary turnover of 3.8%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2022 expense by approximately $2 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension, postretirement and postemployment plans in the aggregate. We intend to use an involuntary turnover assumption of 3.8% in determining the 2023 postemployment expense.

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

As described below and in Note 10, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, while litigation activities have been concluded with respect to the Fox River matter and while the Company has engaged in cooperative regulatory compliance activities with the government of Japan with respect to the Ebina matter, the extent of our potential liabilities continues to be subject to significant uncertainties. The uncertainties related to the Kalamazoo River matter include the total cost of clean-up as well as the solvency and willingness of the co-obligors or indemnitors, and other responsible parties, to pay. As relates to Fox River, uncertainties remain with respect to the final reconciliation of the indemnitors' payment obligations. The uncertainties related to the Ebina matter include total cost of clean-up subject to approval by government agencies in Japan.

Our net reserves for the Fox River matter, the Kalamazoo River matter and the Ebina matter, as of December 31, 2022 were approximately $22 million, $90 million, and $7 million, respectively, as further discussed in Note 10, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for these matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Income Taxes We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. As a result of this determination, we had valuation allowances of $448 million as of December 31, 2022 and $368 million as of December 31, 2021, related to certain deferred income tax assets, primarily tax loss carryforwards, in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets.
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
The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. As of December 31, 2022, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $3.7 billion of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely. The amount of unrecognized deferred tax liability associated with these indefinitely reinvested earnings is approximately $152 million.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $6 million as of December 31, 2022. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $6 million as of December 31, 2022. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in 2022 compared to 2021 based on comparable weighted averages for our functional currencies. This had an unfavorable revenue impact of 3% on 2022 compared to 2021. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 58% of our borrowings were on a fixed rate basis as of December 31, 2022. The increase in pre-tax interest expense for the year ended December 31, 2022 from a hypothetical 100 basis point increase in variable interest rates would be approximately $24 million. As of December 31, 2022, we do not have any outstanding interest rate derivative contracts related to our variable rate debt.

Additionally, as our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the twelve months ended December 31, 2022 from a hypothetical 100 basis point increase in variable interest rates would be approximately $40 million, excluding the impact from outstanding interest rate swap agreements related to our vault cash.

We utilize interest rate swap contracts and interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements and interest rate swap contracts are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 14, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of December 31, 2022.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2022, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NCR Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Change in Reportable Segments and Assignment of Goodwill

As described in Notes 1, 3, and 4 to the consolidated financial statements, during 2022 the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. In connection with the change in reportable segments, management determined the Company’s reporting units and then reassigned the goodwill balance of $4,519 million to the new reporting units. Due to the change in reportable segments, management performed an interim goodwill impairment analysis immediately before and as of the effective date of January 1, 2022. As of January 1, 2022, goodwill assigned to each of the segments amounted to $988 million to Payments & Network, $595 million to Digital Banking, $1,534 million to Self-Service Banking, $981 million to Retail, $269 million to Hospitality, and $152 million to Other. Fair value was estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including revenue growth rates, EBITDA margins and discount rates. The market approach is performed using the Guideline Public Companies (GPC) method which is based on earnings multiple data of peer companies.

The principal considerations for our determination that performing procedures relating to the change in reportable segments and assignment of goodwill is a critical audit matter are (i) the significant judgment by management when developing the fair value of estimate the reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margins and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to revenue growth rates, EBITDA margins and discount rates. Evaluating management’s assumptions related to revenue growth rates and EBITDA margins involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company's discounted cash flow model, and the reasonableness of management's significant assumption related to the discount rates.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 27, 2023
We have served as the Company’s auditor since 1993.

NCR Corporation
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2022	2021	2020
Product revenue	$2,351	$2,193	$2,005
Service revenue	5,493	4,963	4,202
Total revenue	7,844	7,156	6,207
Cost of products	2,097	1,850	1,733
Cost of services	3,889	3,413	2,950
Selling, general and administrative expenses	1,152	1,151	1,069
Research and development expenses	217	268	234
Total operating expenses	7,355	6,682	5,986
Income from operations	489	474	221
Loss on extinguishment of debt	—	(42)	(20)
Interest expense	(285)	(238)	(218)
Other income (expense), net	7	90	(42)
Income (loss) from continuing operations before income taxes	211	284	(59)
Income tax expense (benefit)	148	186	(53)
Income (loss) from continuing operations	63	98	(6)
Income (loss) from discontinued operations, net of tax	(4)	—	(72)
Net income (loss)	59	98	(78)
Net income (loss) attributable to noncontrolling interests	(1)	1	1
Net income (loss) attributable to NCR	$60	$97	$(79)
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$64	$97	$(7)
Series A convertible preferred stock dividends	(16)	(16)	(31)
Income (loss) from continuing operations attributable to NCR	48	81	(38)
Income (loss) from discontinued operations, net of tax	(4)	—	(72)
Net income (loss) attributable to NCR common stockholders	$44	$81	$(110)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.35	$0.62	$(0.30)
Diluted	$0.34	$0.58	$(0.30)
Net income (loss) per common share
Basic	$0.32	$0.62	$(0.86)
Diluted	$0.31	$0.58	$(0.86)
Weighted average common shares outstanding
Basic	136.7	131.2	128.4
Diluted	141.2	139.0	128.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31 (in millions)	2022	2021	2020
Net income (loss)	$59	$98	$(78)
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	(132)	(30)	15
Derivatives
Unrealized gain (loss) on derivatives	152	9	(8)
Loss (gain) on derivatives arising during the period	(18)	1	7
Less income tax benefit (expense)	(33)	(2)	—
Employee benefit plans
Prior service benefit	—	6	(1)
Amortization of prior service cost	(2)	(1)	(4)
Net (loss) gain arising during the period	25	(1)	(11)
Amortization of actuarial (loss) gain	—	(1)	(3)
Less income tax benefit (expense)	(4)	(1)	3
Other comprehensive income (loss)	(12)	(20)	(2)
Total comprehensive income (loss)	47	78	(80)
Less comprehensive income attributable to noncontrolling interests:
Net income	(1)	1	1
Currency translation adjustments	(3)	—	—
Amounts attributable to noncontrolling interests	(4)	1	1
Comprehensive income (loss) attributable to NCR common stockholders	$51	$77	$(81)
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$505	$447
Accounts receivable, net of allowances of $34 and $24 as of December 31, 2022 and 2021, respectively	1,083	959
Inventories	772	754
Restricted cash	228	295
Prepaid and other current assets	494	421
Total current assets	3,082	2,876
Property, plant and equipment, net	663	703
Goodwill	4,540	4,519
Intangibles, net	1,145	1,316
Operating lease assets	371	419
Prepaid pension cost	212	300
Deferred income taxes	598	732
Other assets	896	776
Total assets	$11,507	$11,641
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$104	$57
Accounts payable	942	826
Payroll and benefits liabilities	207	389
Contract liabilities	537	516
Settlement liabilities	250	263
Other current liabilities	673	757
Total current liabilities	2,713	2,808
Long-term debt	5,561	5,505
Pension and indemnity plan liabilities	614	789
Postretirement and postemployment benefits liabilities	91	119
Income tax accruals	97	116
Operating lease liabilities	353	388
Other liabilities	324	383
Total liabilities	9,753	10,108
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of December 31, 2022 and 2021; redemption amount and liquidation preference of $276 as of December 31, 2022 and 2021	275	274
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 138.0 and 132.2 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Paid-in capital	704	515
Retained earnings	1,075	1,031
Accumulated other comprehensive loss	(300)	(291)
Total NCR stockholders’ equity	1,480	1,256
Noncontrolling interests in subsidiaries	(1)	3
Total stockholders’ equity	1,479	1,259
Total liabilities and stockholders’ equity	$11,507	$11,641

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2022	2021	2020
Operating activities
Net income (loss)	$59	$98	$(78)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	4	—	72
Loss on debt extinguishment	—	42	20
Depreciation and amortization	610	517	364
Stock-based compensation expense	125	154	108
Deferred income taxes	60	89	(112)
Loss (gain) on disposal of property, plant and equipment and other assets	(10)	—	(1)
Loss on divestiture	9	—	—
Impairment of other assets	—	24	46
Bargain purchase gain on acquisition	—	—	(7)
Changes in assets and liabilities:
Receivables	(216)	215	420
Inventories	(188)	(195)	168
Current payables and accrued expenses	29	255	(295)
Contract liabilities	(1)	(15)	2
Employee benefit plans	(61)	(147)	(51)
Other assets and liabilities	27	40	(15)
Net cash provided by operating activities	$447	$1,077	$641
Investing activities
Expenditures for property, plant and equipment	$(92)	$(106)	$(31)
Proceeds from sales of property, plant and equipment	10	1	7
Additions to capitalized software	(285)	(242)	(232)
Business acquisitions, net of cash acquired	(13)	(2,473)	(25)
Proceeds from divestiture, net	(2)	—	—
Purchases of short-term investments	—	(13)	(20)
Proceeds from sale of short-term investments	—	14	27
Other investing activities, net	(5)	(7)	(3)
Net cash used in investing activities	$(387)	$(2,826)	$(277)
Financing activities
Short term borrowings, net	$1	$—	$—
Payments on term credit facilities	(63)	(107)	(12)
Borrowings on term credit facilities	—	1,505	4
Payments on revolving credit facilities	(1,192)	(1,650)	(1,998)
Borrowings on revolving credit facilities	1,333	1,756	1,535
Payments of senior unsecured notes	—	(400)	(1,300)
Proceeds from issuance of senior unsecured and other notes	12	1,200	1,500
Debt issuance costs and bridge commitment fees	—	(53)	(21)
Call premium paid on debt extinguishment	—	(37)	(15)
Cash paid for Series A Convertible Preferred Stock dividends	(15)	(15)	(9)
Repurchases of common stock	—	—	(41)
Tax withholding payments on behalf of employees	(59)	(50)	(28)
Proceeds from employee stock plans	31	44	17
Net change in client funds obligations	(28)	4	12
Repurchase of Series A Preferred shares	—	—	(144)
Principal payments for finance lease obligations	(15)	(17)	(13)
Other financing activities	(4)	(2)	(1)
Net cash provided by (used in) financing activities	$1	$2,178	$(514)
Cash flows from discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	(20)	(68)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(50)	(18)	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	(9)	343	(157)
Cash, cash equivalents and restricted cash at beginning of period	749	406	563
Cash, cash equivalents and restricted cash at end of period	$740	$749	$406

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Corporation
Consolidated Statements of Changes in Stockholders' Equity

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Subsidiaries
in millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2019	127	$1	$312	$1,060	$(269)	$3	$1,107
Comprehensive income (loss):
Net income (loss)	—	—	—	(79)	—	1	(78)
Other comprehensive income (loss)	—	—	—	—	(2)	—	(2)
Total comprehensive income (loss)	—	—	—	(79)	(2)	1	(80)
Employee stock purchase and stock compensation plans	4	—	97	—	—	—	97
Deemed dividend from redemption of Series A preferred stock	—	—	—	(12)	—	—	(12)
Repurchase of Company common stock	(2)	—	(41)	—	—	—	(41)
Series A convertible preferred stock dividends	—	—	—	(19)	—	—	(19)
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
December 31, 2020	129	$1	$368	$950	$(271)	$3	$1,051
Comprehensive income (loss):
Net income (loss)	—	—	—	97	—	1	98
Other comprehensive income (loss)	—	—	—	—	(20)	—	(20)
Total comprehensive income (loss)	—	—	—	97	(20)	1	78
Employee stock purchase and stock compensation plans	3	—	128	—	—	—	128
Fair value of converted Cardtronics awards attributable to pre-combination services	—	—	19	—	—	—	19
Series A convertible preferred stock dividends	—	—	—	(16)	—	—	(16)
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
December 31, 2021	132	$1	$515	$1,031	$(291)	$3	$1,259
Comprehensive income (loss):
Net income (loss)	—	—	—	60	—	(1)	59
Other comprehensive income (loss)	—	—	—	—	(9)	(3)	(12)
Total comprehensive income (loss)	—	—	—	60	(9)	(4)	47
Employee stock purchase and stock compensation plans	5	—	121	—	—	—	121
Stock issued in acquisition of LibertyX	1	—	68	—	—	—	68
Series A convertible preferred stock dividends	—	—	—	(16)	—	—	(16)
December 31, 2022	138	$1	$704	$1,075	$(300)	$(1)	$1,479

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

Change in reportable segments Effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. The reportable segments effective January 1, 2022 include: Retail, Hospitality, Digital Banking, Payments & Network, and Self-Service Banking. Additionally, effective January 1, 2022, the Company manages Corporate & Other, which includes income and expenses that are not specifically attributable to an individual reportable segment and thus will be reflected only in consolidated results, as well as our telecommunications and technology business, an immaterial operating segment. We have reclassified prior period segment disclosures to conform to current period presentation. Refer to Note 4, “Segment Information and Concentrations”, for additional information on our reportable segments.

Conflict in Eastern Europe The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of December 31, 2022, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result of these actions, our results for the year ended December 31, 2022 reflect the impact of the impairment and write down of the assets and liabilities of the entity, severance charges, the assessment of collectability on revenue recognition, and the residual operations of the entity. We recognized a pre-tax net loss of $22 million for the year ended December 31, 2022 related to these actions, recognized primarily in Cost of products, Cost of services and Selling, general and administrative expenses on the Consolidated Statements of Operations.

Announcement of Planned Separation On September 15, 2022, NCR announced a plan to separate into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs. The separation is intended to be structured in a tax-free manner. The separation transaction will follow the satisfaction of customary conditions, including effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and the completion of audited financial statements. The current target is to complete the separation by the end of 2023. Should alternative options become available in the future that could deliver superior value to our shareholders than the planned separation, such as a whole or partial company sale of NCR, the Board of Directors remains open to considering alternative scenarios.

Use of Estimates The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported.

Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing variants of the coronavirus (“COVID-19”) pandemic, macroeconomic pressures and geopolitical challenges. The ultimate impact on our overall financial condition and operating results will depend on the duration and severity of the pandemic, supply chain challenges and cost escalations including materials, interest, labor and freight, and any additional governmental and public actions taken in response. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects these external factors. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Consolidated Financial Statements were issued. Other than the items discussed within the Notes to Consolidated Financial Statements, no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure.

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

On June 21, 2021, we completed the acquisition of Cardtronics plc (“Cardtronics”). The December 31, 2021 year-to-date results include the operations of Cardtronics from June 21, 2021 to December 31, 2021. Refer to Note 2, “Business Combinations”, for additional disclosure.

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

For hardware products, control is generally transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the products, which generally coincides with when the customer has assumed title and risk of loss of the goods sold. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery, acceptance, and transfer of title and risk of loss generally occur in the same reporting period. NCR's customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the periods ending December 31, 2022, 2021, and 2020, the revenue recognized from bill and hold transactions approximated 1% of total revenue, respectively. Hardware products may also be included in an As-a-service package and sold in a bundle with managed services. In these packages, title to the hardware is not transferred to the customer and revenue is recognized in consideration of lease accounting standards, depending on the terms and conditions in the contract. Most hardware leases embedded in our As-a-service contracts qualify for classification as operating leases. Revenue from the hardware operating leases in an As-a-service package is recognized over the term of the contract, which is the same pattern and timing as the services in the contract.

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

Software as a service (SaaS) primarily consists of fees to provide our customers access to our platform and cloud-based applications for a specified contract term. Revenue from SaaS contracts is recognized as variable consideration directly allocated based on customer usage or on a ratable basis over the contract term beginning on the date that our service is made available to the customer. SaaS is reported as part of our services revenue.

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

Payment processing revenue includes surcharge and other fees paid by cardholders and/or the cardholder’s financial institutions for the use of processing services. Surcharge revenues are recognized daily as the associated transactions are processed. In addition, relative to ATM transactions, the Company typically receives a majority of the interchange fee paid by the cardholder’s financial institution, net of the amount retained by the payment network, and recognizes the net amount received from the network as revenue. Relative to credit card processing, revenue is comprised of fees charged to the Company's customers, net of interchange fees and assessments charged by the credit card associations and payment networks, which are pass-through charges collected on behalf of the card issuers and payment networks.

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

The Company also recognizes revenue related to branding arrangements and providing access to the Company’s surcharge-free network and equipment. Customers may be charged on a per transaction basis or a fixed monthly fee. Under these arrangements, the Company is providing a series of distinct services with similar patterns of transfer to the customer. As a result, these arrangements create performance obligations that are satisfied over-time for which the Company has a right to consideration that corresponds directly with the value of the Company’s performance completed to date. In conjunction with these arrangements, the Company recognizes revenue in the amount that it has a right to receive using the ‘as invoiced’ practical expedient described above. Revenues are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer, except for transaction-based fee arrangements which are recognized daily as the transactions are processed. Any up-front fees associated with these arrangements are recognized ratably over the life of the arrangement.

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

Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.8 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made three elections which affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less. Additionally, we do not disclose remaining performance obligations for contracts where we recognize revenue from the satisfaction of the performance obligation in accordance with the ‘right to invoice’ practical expedient.

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
Cash, Cash Equivalents, and Restricted Cash All short-term, highly liquid investments having original maturities of three months or less, including time deposits, are considered to be cash equivalents. As of December 31, 2022, the Company has restricted cash on deposit with a bank as collateral for letters of credit, funds held in escrow as well as cash included in settlement processing assets.

The reconciliation of cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows is as follows:

In millions	Balance Sheet Location	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	Cash and cash equivalents	$505	$447	$338
Short term restricted cash	Restricted cash	8	—	—
Long term restricted cash	Other assets	7	7	9
Funds held for client	Restricted cash	—	48	44
Cash included in settlement processing assets	Restricted cash	220	247	15
Total cash, cash equivalents and restricted cash		$740	$749	$406

Supplemental cash flow information Interest paid in cash was $268 million, $215 million, and $196 million for fiscal years 2022, 2021, and 2020, respectively. Income taxes paid in cash were $88 million, $84 million and $82 million for fiscal years 2022, 2021, and 2020, respectively.

Supplemental disclosures of noncash investing and financing activities During the twelve months ended December 31, 2022, we issued shares of the Company's common stock and assumed unvested outstanding option awards in the acquisition of Moon Inc., dba LibertyX, for total non-cash consideration of $68 million. In connection with the acquisition, we also assumed debt of $2 million. Refer to Note 2, “Business Combinations”, for additional information on the LibertyX acquisition.

ATM Cash Management Program Our business includes the operation of ATMs under Company-owned ATM placements, merchant-owned ATM placements, and managed services. The Company relies on arrangements with various banks to provide the cash that it uses to fill its Company-owned, and in some cases merchant-owned and managed services ATMs. The Company refers to such cash as “vault cash”. The Company pays a monthly rental fee based on the average outstanding vault cash balance, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the ATMs. At all times, beneficial ownership of the cash is retained by the vault cash providers and the Company has no right or access to the cash except for the ATMs that are serviced by the Company's wholly-owned cash-in-transit operations in the United Kingdom. While the United Kingdom cash-in-transit operations have physical access to the cash loaded in the ATMs, beneficial ownership of that cash remains with the vault cash provider at all times. The Company's vault cash arrangements expire at various times through December 2027. Based on the foregoing, the ATM vault cash, and the related obligations, are not reflected in the consolidated financial statements. The average outstanding vault cash balance in the Company's ATMs for the year ended December 31, 2022 was approximately $4.1 billion.
Accounts Receivable, net Accounts receivable, net includes amounts billed and currently due from customers as well as amounts unbilled that typically result from sales under contracts where revenue recognized exceeds the amount billed to the customer and where the Company has an unconditional right to consideration. The amounts due are stated at their net estimated realizable value.

The components of accounts receivable are summarized as follows:

In millions	December 31, 2022	December 31, 2021
Accounts receivable
Trade	$1,056	$939
Other	61	44
Accounts receivable, gross	1,117	983
Less: allowance for credit losses	(34)	(24)
Total accounts receivable, net	$1,083	$959
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
Our allowance for credit losses as of December 31, 2022 and December 31, 2021 was $34 million and $24 million, respectively. For the year ended December 31, 2022, our allowance for credit losses charged to expense was $23 million. The Company recorded $13 million of write-offs against the reserve for the year ended December 31, 2022. For the year ending, December 31, 2021 our allowance for credit losses charged to expense was $2 million and the Company recorded $29 million of write-offs against the reserve.

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

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. If the net position is a contract asset, the current portion is included in Prepaid and other current assets and the non-current portion is included in Other assets in the Consolidated Balance Sheet. If the net position is a contract liability, the current portion is included in Contract liabilities and the non-current portion is included in Other liabilities in the Consolidated Balance Sheet. As of December 31, 2022, no contracts were in a net asset position.

The following table presents the net contract asset and contract liability balances:

In millions	Location in the Consolidated Balance Sheet	December 31, 2022	December 31, 2021
Current portion of contract liabilities	Contract liabilities	$537	$516
Non-current portion of contract liabilities	Other liabilities	$49	$69

During the twelve months ended December 31, 2022, 2021, and 2020 the Company recognized $403 million, $447 million, and $407 million, respectively, in revenue that was included in contract liabilities as of December 31, 2021, 2020, and 2019, respectively.

Deferred Commissions Our incremental costs of obtaining a contract, which consist of certain sales commissions, primarily for our SaaS revenue, are deferred and amortized on a straight-line basis over the period of expected benefit. We determined the period of expected benefit by taking into consideration customer contracts, the estimated life of the customer relationship, including renewals when the renewal commission is not commensurate with the initial commission, the expected life of the underlying technology and other factors. We classify deferred commissions as current or non-current based on the timing of when we expect to recognize the expense. The current and non-current portions of deferred commissions are included in Prepaid and other current assets and Other assets, respectively, in the Consolidated Balance Sheets. Amortization of deferred commissions is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Settlement processing assets consist of settlement assets due from customers and receivables from merchants corresponding to the discount fee related to reimbursement of the interchange expense, our receivables from the processing bank or Electronic Funds Transfer (“EFT”) network for transactions that have occurred and have been funded to merchants or financial institutions in advance of receipt of card association funding, restricted cash balances that are not yet due to merchants or financial institutions, merchant reserves held, sponsoring bank reserves and exception items, such as customer chargeback amounts receivable from merchants. Settlement processing obligations consist primarily of merchant reserves, our liability to the processing bank or merchant for transactions for which we have received funding from the members or networks but have not funded merchants or financial institutions as well as certain exception items. Settlement processing assets other than restricted cash are recorded within Prepaid and other current assets and settlement processing liabilities are recorded within Settlement liabilities in the Consolidated Balance Sheet. Cash related to settlement processing is recorded within Restricted cash in the Consolidated Balance Sheet. As of December 31, 2022 and 2021, settlement processing assets were $275 million and $287 million, respectively, and settlement processing liabilities were $250 million and $263 million, respectively. Settlement receivables are generally collected within four business days. Settlement obligations are generally paid within three business days, regardless of when the related settlement receivables are collected.

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

The following table identifies the activity relating to total capitalized software:

In millions	2022	2021	2020
Beginning balance as of January 1	$491	$442	$413
Capitalization	285	242	232
Amortization	(217)	(197)	(171)
Impairment	—	(24)	(32)
Capitalized software acquired and other adjustments	(5)	28	—
Ending balance as of December 31	$554	$491	$442

During the year ended December 31, 2021 and 2020, we recorded the write-off of certain internal and external-use software capitalization projects that are no longer considered strategic and as a result, the projects have been abandoned.

Goodwill and Other Intangible Assets Goodwill represents the excess of purchase price over the fair value of the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth quarter or more frequently if certain events occur indicating that the carrying value of goodwill may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, a decision to sell a business, unanticipated competition, or slower growth rates, among others. Consistent with the examples of such events and circumstances given in the accounting guidance, we believe that a goodwill impairment test should be performed immediately before and after a reorganization of our reporting structure when the reorganization would affect the composition of one or more of our reporting units. In this circumstance, performing the impairment test immediately before and after the reorganization would help to confirm that the reorganization is not potentially masking a goodwill impairment charge.

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If, under the quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates, EBITDA margins and discount rates. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (“GPC”) method which is based on earnings multiple data. We perform a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium. Refer to Note 3, “Goodwill and Purchased Intangible Assets”, for further discussion.

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

Property, Plant and Equipment Property, plant and equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $193 million, $140 million, and $88 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Refer to Note 3, “Goodwill and Purchased Intangible Assets”, for further discussion.

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

Environmental and Legal Contingencies In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws, regulations, and standards including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws, among others, may create a substantial burden on, and substantially increase the costs to NCR or could have an impact on NCR’s future operating results. NCR believes that the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River and Kalamazoo River environmental matters discussed in Note 10, “Commitments and Contingencies”, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Consolidated Financial Statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2022 cannot currently be reasonably determined or are not currently considered probable. The costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including those relating to the Fox River, Kalamazoo River and Ebina matters, are presented in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations.

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

The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company has designated the hedging instrument, based on the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments designated as fair value hedges, the effective portion of the hedge is recorded as an offset to the change in the fair value of the hedged item, and the ineffective portion of the hedge, if any, is recorded in the Consolidated Statement of Operations. For derivative instruments designated as cash flow hedges and determined to be highly effective, the gains or losses are deferred in Accumulated other comprehensive loss and recognized in the determination of income as adjustments of carrying amounts when the underlying hedged transaction is realized, canceled or otherwise terminated. When hedging certain foreign currency transactions of a long-term investment nature (net investments in foreign operations), gains and losses are recorded in the currency translation adjustment component of Accumulated other comprehensive loss. Gains and losses on foreign exchange contracts that are not used to hedge currency transactions of a long-term investment nature, or that are not designated as cash flow or fair value hedges, are recognized in Other income (expense), net as exchange rates change.

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

Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The optional guidance is provided to ease the financial reporting burden of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The standard was effective upon issuance and had an original sunset date of December 31, 2022 to any new or amended contracts, hedging relationships and other transactions that reference LIBOR. In December 2022, ASC 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, was issued which deferred the sunset date to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows, earnings per share or financial condition. We continue to evaluate our contractual arrangements and hedging relationships that reference LIBOR.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, with new guidance for convertible preferred stock, which eliminates considerations related to the beneficial conversion feature model. The standard also requires entities to use an average stock price when calculating the denominator for diluted earnings per share for stock units where the settlement of the number of shares is based on the stock price. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption was permitted no earlier than fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

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

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), Lessors-Certain Leases with Variable Lease Payments, with new guidance for lessors with lease contracts that have variable lease payments. Under the new guidance, a lease which includes variable lease payments which do not depend on a reference index or rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing are now to be classified as operating. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The accounting standards update was adopted using the transition guidance of early application and we will apply the standard prospectively to all new hardware arrangements where NCR is the lessor. The adoption of the accounting standard did not have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

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

Accounting Pronouncements Issued But Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, with new guidance for contract assets and contract liabilities acquired in a business combination. The new guidance requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The accounting standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective date. The Company does not expect to early adopt the new accounting standards update. The adoption of this accounting standards update is not expected to have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

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

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below. The amounts for intangible assets are based on third-party valuations performed. The final allocation of the purchase price is as follows:

In millions	Fair Value
Cash acquired	$2
Tangible assets acquired	3
Acquired intangible assets other than goodwill	38
Acquired goodwill	40
Deferred tax liabilities	(10)
Liabilities assumed	(4)
Total purchase consideration	$69

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

The operating results of LibertyX have been included within NCR's results since the closing date of the acquisition. Supplemental pro forma information and actual revenue and earnings since the acquisition date have not been provided as the acquisition did not have a material impact on the Company's Consolidated Statements of Operations.

Other Acquisitions (2022)
On July 1, 2022, NCR completed its acquisition of the India ATM business of FIS Payment Solutions & Services Private Limited for consideration of $19 million, of which $12 million has been paid in cash as of December 31, 2022. The India ATM business acquisition did not have a material impact on the consolidated financial statements.

2021 Acquisitions

Acquisition of Cardtronics plc

On January 25, 2021, NCR entered into a definitive agreement to acquire all outstanding shares of Cardtronics for $39.00 per share (the “Cardtronics Transaction”). The legal closing of the Cardtronics Transaction occurred on June 21, 2021.

Cardtronics was the world's largest non-bank ATM operator and service provider, enabling cash transactions by converting digital currency into physical cash at over 285,000 ATMs across 10 countries in North America, Europe, Asia-Pacific, and Africa. The Cardtronics Transaction is expected to accelerate our NCR-as-a-service strategy and enhance our ability to provide technology solutions and capabilities that run our customers’ businesses.

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

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire Cardtronics was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below. The allocation of the purchase price was finalized in June 2022.

The final allocation of the purchase price for Cardtronics is as follows:

In millions	Fair Value
Assets acquired
Cash and restricted cash	$291
Trade accounts receivable	85
Prepaid expenses, other current assets and other assets	193
Property, plant and equipment	362
Acquisition-related intangible assets	864
Total assets acquired	$1,795

Liabilities assumed	733
Net assets acquired, excluding goodwill	1,062
Total purchase consideration	2,674
Estimated goodwill	$1,612

We recorded an allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of June 21, 2021. In determining the fair value, the Company utilized various methods of the income, cost, and market approaches depending on the asset or liability being fair valued. The estimation of fair value required significant judgment related to future net cash flows (including revenue growth rate, EBITDA margins, and customer attrition), discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables, and other factors. Inputs were generally determined by taking into account historical data (supplemented by current and anticipated market conditions) and growth rates.

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

Goodwill represents the future economic benefits arising from other assets acquired that could not be separately recognized. The goodwill arising from the acquisition consists of revenue and cost synergies expected from combining the operations of NCR and Cardtronics. It is expected that approximately $139 million of the goodwill recognized in connection with the acquisition will be deductible for tax purposes. The goodwill arising from the acquisition has been allocated to our Payments & Network and Self-Service Banking segments. Refer to Note 3, “Goodwill and Purchased Intangible Assets”, for the carrying amounts of goodwill by segment as of December 31, 2022.

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
Unaudited Pro forma Information The following unaudited pro forma information presents the consolidated results of NCR and Cardtronics for the year ended December 31, 2021 and for the year ended December 31, 2020 as if the acquisition occurred on January 1, 2020. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

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

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisitions consists of revenue and cost synergies expected from combining the operations of NCR and the respective acquisitions. It is expected that $9 million of the goodwill recognized in connection with the acquisitions will be deductible for tax purposes. The goodwill arising from the Freshop acquisition has been allocated to our Retail segment. The goodwill arising from the Terafina acquisition has been allocated to our Digital Banking segment. The goodwill arising from the Dumac acquisition has been allocated to our Hospitality segment. Refer to Note 3, “Goodwill and Purchased Intangible Assets”, for the carrying amounts of goodwill by segment.

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

The operating results of Freshop, Terafina, and Dumac have been included within NCR's results as of the closing dates of the respective acquisitions. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as the acquisitions did not have a material impact on the Company's Consolidated Statements of Operations.

3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment As described in Note 1, “Basis of Presentation and Significant Accounting Policies”, effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. In connection with the change in reportable segments, during the first quarter of 2022, the Company determined its reporting units and then assigned goodwill to the new reporting units based on the relative fair value allocation approach. We have reclassified prior period goodwill disclosures to conform to the current period presentation.

The carrying amounts of goodwill by segment as of December 31, 2022, 2021, and 2020 are included in the tables below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2021						December 31, 2022
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Retail	$1,015	$(34)	$981	$—	$—	$(20)	$995	$(34)	$961
Hospitality	292	(23)	269	—	—	(4)	288	(23)	265
Digital Banking	595	—	595	—	—	(1)	594	—	594
Payments & Network	988	—	988	49	—	(1)	1,036	—	1,036
Self-Service Banking	1,635	(101)	1,534	—	—	(2)	1,633	(101)	1,532
Other(1)	163	(11)	152	—	—	—	163	(11)	152
Total goodwill	$4,688	$(169)	$4,519	$49	$—	$(28)	$4,709	$(169)	$4,540

	December 31, 2020						December 31, 2021
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Retail	$980	$(34)	$946	$37	$—	$(2)	$1,015	$(34)	$981
Hospitality	284	(23)	261	11	—	(3)	292	(23)	269
Digital Banking	560	—	560	35	—	—	595	—	595
Payments & Network	360	—	360	628	—	—	988	—	988
Self-Service Banking	659	(101)	558	976	—	—	1,635	(101)	1,534
Other(1)	163	(11)	152	—	—	—	163	(11)	152
Total goodwill	$3,006	$(169)	$2,837	$1,687	$—	$(5)	$4,688	$(169)	$4,519

(1) Other segment includes the goodwill associated with our Technology & Telecommunications reporting unit.

Additions during the year ended December 31, 2022 include immaterial purchase accounting adjustments related to the Cardtronics acquisition as well as the goodwill acquired through the LibertyX transaction on January 5, 2022. For additional information on these business combinations, refer to Note 2, “Business Combinations”. Also during the year ended December 31, 2022, the Company divested a non-strategic business and derecognized $12 million of associated goodwill, reflected within other adjustments in the Retail and Hospitality segments.

Due to the change in reportable segments, management performed an interim goodwill impairment analysis immediately before and as of the effective date of January 1, 2022. The assessment as of December 31, 2021 was performed based on a qualitative assessment of the historical Banking, Retail, Hospitality and Telecommunications & Technology (“T&T”) reporting units. No impairment was identified. The assessment as of January 1, 2022 was performed using a weighted combination of both guideline public company and discounted cash flow valuation methods. This assessment included, but was not limited to, our consideration of the potential impacts of the COVID-19 pandemic to the current and future cash flows, as well as macroeconomic conditions, industry and market considerations, and financial performance, including forecasted revenue, earnings and capital expenditures of each reporting unit. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value.

As discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”, management completed the annual goodwill impairment test during the fourth quarter of 2022. The Company elected to perform a qualitative assessment for all reporting units. This assessment included, but was not limited to, our consideration of macroeconomic conditions such as the impact of the COVID-19 pandemic, the war in Eastern Europe, foreign currency fluctuations, and significant cost inflation to the current year cash flows, the potential impacts to future cash flows as well as the excess of the fair value over the carrying value from the assessment performed as of January 1, 2022. Based on the qualitative assessments completed, it was determined that it was more likely than not that the fair value of each reporting unit was in excess of the carrying value. However, if the actual results differ from our expectations for any of our reporting units, there is a possibility we would have to perform an interim impairment test in 2023, which could lead to an impairment of goodwill or other assets.

Identifiable Intangible Assets NCR's purchased intangible assets, reported in Intangibles, net in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	December 31, 2022		December 31, 2021
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$1,103	$(463)	$1,126	$(391)
Intellectual property	2 - 8	1,030	(558)	1,008	(474)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	128	(95)	130	(83)
Total identifiable intangible assets		$2,350	$(1,205)	$2,353	$(1,037)

Amortization expense related to identifiable intangible assets was $172 million, $132 million, and $81 million for the years ended December 31, 2022, 2021, 2020, respectively.

The aggregate amortization expense (actual and estimated) for identifiable intangible assets for the following periods is:

	For the years ended December 31 (estimated)
In millions	2023	2024	2025	2026	2027
Amortization expense	$174	$163	$151	$141	$125

4. SEGMENT INFORMATION AND CONCENTRATIONS

As described in Note 1, “Basis of Presentation and Significant Accounting Policies”, effective January 1, 2022, the Company realigned its reportable segments to correspond with changes to its operating model, management structure and organizational responsibilities. We have reclassified prior period segment disclosures to conform to the current period presentation. As a result of the change, the Company manages and reports the following segments:

•Retail - We offer software-led solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from POS, to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions include retail-oriented technologies such as comprehensive API-point of sale retail software platforms and applications, hardware terminals, self-service kiosks including self-checkout ("SCO"), payment processing and merchant acquiring solutions, and bar-code scanners.

•Hospitality - We offer technology solutions to customers in the hospitality industry, including table-service, quick-service and fast casual restaurants of all sizes, that are designed to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. Our solutions include POS hardware and software solutions, payment processing and merchant acquiring services, installation, maintenance, as well as managed and professional services.

•Digital Banking - NCR Digital Banking helps financial institutions implement their digital-first platform strategy by providing solutions for account opening, account management, transaction processing, imaging, and branch services to enable financial institutions to offer a compelling customer experience.

•Payments & Network - We provide a cost-effective way for financial institutions, fintechs, and neobanks to reach and serve their customers through our network of automated teller machines ("ATMs") and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our Allpoint retail-based ATM network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via NCRPay360. We also provide ATM branding solutions to financial institutions, ATM management and services to retailers and other businesses, as well as payment processing and merchant acquiring services in the retail, hospitality and other industries.

•Self-Service Banking - We offer solutions to enable customers in the financial services industry to reduce costs, generate new revenue streams and enhance customer loyalty. These solutions include a comprehensive line of ATM hardware and software, and related installation, maintenance, and managed and professional services. We also offer solutions to manage and run the ATM channel end-to-end for financial institutions that includes back office, cash management, software management and ATM deployment, among others.

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

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles, transformation and restructuring charges (which includes integration, severance and other exit and disposal costs), among others. The special items are considered non-operational so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported GAAP net income (loss) from continuing operations attributable to NCR.

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of December 31, 2022, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the year ending December 31, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts. We have not adjusted the presentation of the prior year period due to the immaterial impact of Russia to revenue and income from continuing operations for the years ended December 31, 2021 and 2020.

Assets are not allocated to segments, and thus are not included in the assessment of segment performance. Consequently, we do not disclose total assets by reportable segment. The accounting policies used to determine the results of the operating segments are the same as those utilized for the consolidated financial statements as a whole. Intersegment sales and transfers are not material.

The following table presents revenue and operating income by segment for the years ended December 31:

In millions	2022	2021	2020
Revenue by segment
Retail	$2,258	$2,231	$2,030
Hospitality	926	849	686
Digital Banking	543	513	472
Payments & Network	1,286	675	85
Self-Service Banking	2,621	2,617	2,602
Corporate and Other	244	297	346
Eliminations (1)	(43)	(26)	(14)
Total Segment revenue	$7,835	$7,156	$6,207
Other adjustment (2)	9	—	—
Total Revenue	$7,844	$7,156	$6,207

Adjusted EBITDA by segment
Retail	$415	$442	$390
Hospitality	192	158	115
Digital Banking	226	213	226
Payments & Network	405	238	15
Self-Service Banking	565	580	523
Corporate and Other	(399)	(369)	(366)
Eliminations (1)	(34)	(18)	(7)
Total Adjusted EBITDA	$1,370	$1,244	$896
.
(1) Eliminations include revenues from contracts with customers and the related costs that are reported in the Payments & Network segment as well as in the Retail or Hospitality segments, including merchant acquiring services that are monetized via payments.
(2) Other adjustment reflects the revenue attributable to the Company's operations in Russia that were excluded from management's measure of revenue due to our announcement to suspend sales to Russia and anticipated orderly wind down of our operations in Russia. The revenue attributable to the Russian operations for the years ended December 31, 2021 and 2020 of $48 million and $41 million, respectively, is included in the respective segments.

The operations of Cardtronics have been included in the Payments & Network and Self-Service Banking segment results from the acquisition close date, June 21, 2021.

The following table reconciles net income (loss) from continuing operations to Adjusted EBITDA for the years ended December 31:

In millions	2022	2021	2020
Net income (loss) from continuing operations attributable to NCR (GAAP)	$64	$97	$(7)
Pension mark-to-market adjustments	8	(118)	34
Transformation and restructuring costs	123	66	234
Acquisition-related amortization of intangibles	172	132	81
Acquisition-related (gains) costs	10	98	(6)
Separation costs	3	—	—
Loss on debt extinguishment	—	42	20
Interest expense	285	238	218
Interest income	(13)	(8)	(8)
Depreciation and amortization	423	357	275
Income taxes	148	186	(53)
Stock-based compensation expense	125	154	108
Russia	22	—	—
Adjusted EBITDA (non-GAAP)	$1,370	$1,244	$896

The following table presents recurring revenue and all other products and services that is recognized at a point in time for NCR for the years ended December 31:

In millions	2022	2021	2020
Recurring revenue (1)	$4,841	$4,166	$3,338
All other products and services	3,003	2,990	2,869
Total revenue	$7,844	$7,156	$6,207

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

Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for NCR for the years ended December 31:

In millions	2022	%	2021	%	2020	%
Revenue by Geographic Area
United States	$4,308	55%	$3,632	51%	$3,065	49%
Americas (excluding United States)	799	10%	723	10%	617	10%
Europe, Middle East and Africa	1,816	23%	1,883	26%	1,679	27%
Asia Pacific	921	12%	918	13%	846	14%
Total revenue	$7,844	100%	$7,156	100%	$6,207	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2022	2021
Property, plant and equipment, net
United States	$408	$429
Americas (excluding United States)	27	26
Europe, Middle East and Africa	163	197
Asia Pacific	65	51
Consolidated property, plant and equipment, net	$663	$703

Concentrations No single customer accounts for more than 10% of NCR’s consolidated revenue and accounts receivable as of and for the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022, 2021, and 2020, NCR is not aware of any significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on NCR’s operations. NCR also lacks a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

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

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	December 31, 2022		December 31, 2021
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$100	6.54%	$56	2.63%
Other (1)	4	7.05%	1	2.13%
Total short-term borrowings	$104		$57
Long-Term Debt
Senior Secured Credit Facility:
Term loan facilities (1)	$1,778	6.69%	$1,884	2.63%
Revolving credit facility (1)	523	6.79%	380	2.36%
Senior Notes:
5.750% Senior Notes due 2027	500		500
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		1,200
6.125% Senior Notes due 2029	500		500
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(49)		(60)
Other (1)	9	7.1%	1	6.62%
Total long-term debt	$5,561		$5,505
(1)    Interest rates are weighted average interest rates as of December 31, 2022 and 2021.

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

As of December 31, 2022, the term loan facilities (the TLA Facility and the TLB Facility) under the Senior Secured Credit Facility have an aggregate principal amount of $2.055 billion, of which $1.88 billion remained outstanding. Additionally, as of December 31, 2022, there was $523 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and, as of December 31, 2022, outstanding letters of credit were $29 million. Our borrowing capacity under our Revolving Credit Facility was $748 million at December 31, 2022.

Up to $400 million of the Revolving Credit Facility is available to certain of the subsidiaries of NCR as borrowers (collectively, the “Foreign Borrowers”), as long as there is availability under the Revolving Credit Facility. Term loans were made to the Company in U.S. Dollars, and loans under the Revolving Credit Facility are available in U.S. Dollars, Euros and Pound Sterling.

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

On December 27, 2022, the Company entered into a fifth amendment to the Senior Secured Credit Facility (the "Amendment"). The Amendment provides the Company and its subsidiaries with the flexibility to enter into financing and/or other monetization arrangements secured by certain automated teller machines and related receivables of the Company and its subsidiaries. The Amendment does not increase the overall debt or lien incurrence capacity under the Senior Secured Credit Facility.

For the year ended December 31, 2021, the Company incurred financing fees of $19 million related to certain structuring and commitment fees as a result of the financing transactions entered into during the first quarter of 2021.

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

On April 6, 2021, the Company issued $1.2 billion aggregate principal amount of 5.125% senior notes due 2029 (the “5.125% Notes”). The Company used the net proceeds from the issuance of the 5.125% Notes, together with the borrowing under its senior secured credit facilities to finance the consideration paid in connection with the Cardtronics Transaction.

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

Other Debt: In December 2022, the Company entered into a borrowing agreement with Banc of America Leasing & Capital, LLC to direct funds to NCR in exchange for installment repayments and for security interest in ATM equipment in corresponding ATM-as-a-Service ("ATMaaS") contracts. The total amount available under the financing program is $20 million with repayment terms up to four years. As of December 31, 2022, total debt outstanding under the financing program was $12 million with a weighted average interest rate of 7.21% and a weighted average term of 3.7 years.

Debt Maturities Maturities of debt outstanding, in principal amounts, at December 31, 2022 are summarized below:

		For the years ended December 31
In millions	Total	2023	2024	2025	2026	2027	Thereafter
Debt maturities	$5,714	$104	$105	$106	$2,093	$506	$2,800

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of December 31, 2022 and 2021 was $5.25 billion and $5.74 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. TRADE RECEIVABLES FACILITY

The Company maintains a trade receivables facility (the “T/R Facility”) with PNC Bank, National Association (“PNC”), which allows the Company's wholly-owned, bankruptcy remote subsidiary, NCR Receivables LLC (the “U.S. SPE”), to sell certain trade receivables on a revolving basis to PNC and the other unaffiliated purchasers participating in the T/R Facility. The T/R Facility, as amended, became effective September 30, 2021 and has a term of two years, which the Company and the U.S. SPE intend to renew.

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

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to PNC and the other unaffiliated purchasers such that the total outstanding balance of trade receivables sold can be up to $300 million at any point in time, which is the maximum purchase commitment of PNC and the other unaffiliated purchasers. The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment of $300 million. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE to PNC and the other unaffiliated purchasers is approximately $300 million as of December 31, 2022 and December 31, 2021. Excluding the trade receivables sold to PNC and other unaffiliated purchasers, the SPEs collectively owned $321 million and $228 million of trade receivable as of December 31, 2022 and December 31, 2021, respectively, and these amounts are included in Accounts receivable, net in the Company’s Consolidated Balance Sheets.

Upon the effectiveness of the T/R Facility, as amended, the Company received a benefit from cash from operations of approximately $300 million in the year ended December 31, 2021. Continuous cash activity related to the T/R Facility is reflected in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The U.S. SPE incurs fees due and payable to PNC and the other unaffiliated purchasers participating in the T/R Facility. Those fees, which are immaterial, are recorded within Other income (expense), net in the Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of PNC and the other unaffiliated purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold to PNC or the other unaffiliated purchasers. The reserve recognized for this recourse obligation as of December 31, 2022 and 2021 is not material.

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

7. INCOME TAXES

For the years ended December 31, income (loss) from continuing operations before income taxes consisted of the following:

In millions	2022	2021	2020
Income (loss) before income taxes
United States	$(139)	$(142)	$(391)
Foreign	350	426	332
Total income (loss) from continuing operations before income taxes	$211	$284	$(59)

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2022	2021	2020
Income tax expense (benefit)
Current
Federal	$2	$5	$(9)
State	7	5	—
Foreign	79	87	68
Deferred
Federal	13	93	(108)
State	(1)	(8)	(6)
Foreign	48	4	2
Total income tax expense (benefit)	$148	$186	$(53)

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2022	2021	2020
Income tax (benefit) expense at the U.S. federal tax rate of 21%	$44	$60	$(12)
Foreign income tax differential	(8)	4	(14)
Additional U.S. tax on foreign income	7	21	13
State and local income taxes (net of federal effect)	5	2	(4)
Other U.S. permanent book/tax differences	2	3	2
Meals and entertainment expense	2	1	1
Nondeductible transaction costs	1	4	—
Disallowed executive compensation	12	15	10
Gains/losses on internal entity restructuring	—	55	2
Excess benefit/deficit from share-based payments	1	(6)	3
Change in branch tax status	—	1	—
Research and development tax credits	(6)	(6)	(7)
Foreign tax law changes	—	(13)	(4)
Valuation allowances	94	21	(32)
Change in liability for unrecognized tax benefits	(6)	13	(12)
Change in tax estimates for prior periods	(1)	11	—
Other, net	1	—	1
Total income tax (benefit) expense	$148	$186	$(53)

NCR's tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries' tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2022, our tax rate was impacted by a $94 million expense from recording a valuation allowance against deferred tax assets in the United Kingdom and other foreign jurisdictions. During 2021, significant matters impacting our tax rate include a $36 million expense from recording a valuation allowance against interest expense deduction carryforwards in the United States, a $14 million benefit from the deferred tax impact of a tax law change in the United Kingdom and a $40 million non-cash expense resulting from an internal entity restructuring. During 2020, the tax rate was impacted by a $48 million benefit from the release of a valuation allowance against U.S. foreign tax credits and the re-establishment of expected foreign tax credit offsets to unrecognized tax benefits.

NCR did not provide additional U.S. income tax or foreign withholding taxes, if any, on approximately $3.7 billion of undistributed earnings of its foreign subsidiaries, given the intention continues to be that those earnings are reinvested indefinitely. The amount of unrecognized deferred tax liability associated with these indefinitely reinvested earnings is approximately $152 million. The unrecognized deferred tax liability is made up of a combination of U.S. and state income taxes and foreign withholding taxes.
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

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2022	2021
Deferred income tax assets
Employee pensions and other benefits	$139	$202
Other balance sheet reserves and allowances	257	233
Tax loss and credit carryforwards	616	656
Capitalized research and development	46	39
Property, plant and equipment	15	18
Lease liabilities	90	101
Other	36	27
Total deferred income tax assets	$1,199	$1,276
Valuation allowance	(448)	(368)
Net deferred income tax assets	$751	$908
Deferred income tax liabilities
Intangibles	$71	$73
Right of use assets	92	101
Capitalized software	27	58
Total deferred income tax liabilities	$190	$232
Total net deferred income tax assets	$561	$676

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

As of December 31, 2022, NCR had U.S. federal, U.S. state (tax effected), and foreign tax attribute carryforwards of approximately $1.7 billion. The net operating loss carryforwards that are subject to expiration will expire in the years 2023 through 2040. The attributes include U.S. tax credit carryforwards of $200 million, which expire in the years 2025 through 2042. As a result of stock ownership changes, our U.S. tax attributes could be subject to limitations under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, if further material stock ownership changes occur.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2022	2021	2020
Gross unrecognized tax benefits - January 1	$121	$103	$121
Increases related to tax positions from prior years	3	25	15
Decreases related to tax positions from prior years	(15)	(4)	(6)
Increases related to tax provisions taken during the current year	7	7	6
Settlements with tax authorities	(22)	(2)	(23)
Lapses of statutes of limitation	(7)	(8)	(10)
Total gross unrecognized tax benefits - December 31	$87	$121	$103

Of the total amount of gross unrecognized tax benefits as of December 31, 2022, $59 million would affect NCR’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in Income tax accruals and Other current liabilities in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $1 million of benefit, zero, and $5 million of benefit for the years ended December 31, 2022, 2021, and 2020, respectively. The gross amount of interest and penalties accrued as of December 31, 2022 and 2021 was $26 million and $30 million, respectively.

In the United States, NCR files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. In 2022, the IRS commenced an examination of our 2019 income tax return, which is ongoing. U.S. federal tax years remain open from 2019 forward. Years beginning on or after 2010 are still open to examination by certain foreign taxing authorities, including India, Egypt, and other major taxing jurisdictions.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of December 31, 2022, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $3 million to $5 million in the next 12 months.

8. STOCK COMPENSATION PLANS

The Company recognizes all share-based payments as compensation expense in its financial statements based on their fair value. As of December 31, 2022, the Company’s stock-based compensation consisted of restricted stock units, employee stock purchase plan and stock options. The Company recorded stock-based compensation expense for the years ended December 31 as follows:

In millions	2022	2021	2020
Restricted stock units	$99	123	78
Stock options	17	23	24
Employee stock purchase plan	9	8	6
Stock-based compensation expense	125	154	108
Tax benefit	(14)	(18)	(13)
Total stock-based compensation (net of tax)	$111	136	95

Approximately 27 million shares (i) remain available for future issuance and (ii) are issuable upon the exercise or settlement of outstanding awards under the 2017 Stock Incentive Plan ("SIP"). Details of the Company's stock-based compensation plans are discussed below.

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

The following table reports restricted stock unit activity during the year ended December 31, 2022:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value per Unit
Unvested shares as of January 1	7,922	$32.86
Shares granted	6,284	$35.08
Shares vested	(4,171)	$27.97
Shares forfeited	(958)	$36.53
Unvested shares as of December 31	9,077	$35.67

Stock-based compensation expense is recognized in the financial statements based upon fair value. The total fair value of units vested and distributed in the form of NCR common stock was $117 million in 2022, $119 million in 2021, and $74 million in 2020. As of December 31, 2022, there was $197 million of unrecognized compensation cost related to unvested restricted stock unit grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 1.2 years. The weighted average grant date fair value for restricted stock unit awards granted in 2021 and 2020 was $34.00 and $26.50, respectively. The weighted average grant date fair value of restricted stock awards assumed through the Cardtronics acquisition is based on the fair value on the date assumed.

The following table represents the composition of restricted stock unit grants in 2022:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value
Service-based units	2,667	$30.58
Performance-based units	3,617	$37.76
Total restricted stock units	6,284	$35.08

On February 25, 2022, the Company granted market-based restricted stock units vesting on December 31, 2024. The number of awards that vest are subject to the performance of the Company's stock price from the date of grant to December 31, 2024. The fair value was determined to be $57.67 per share based on using a Monte-Carlo simulation model and will be recognized over the requisite service period. The table below details the assumptions used in determining the fair value of the market-based restricted stock units.

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

On December 21, 2022, the Company granted market-based restricted stock units vesting on December 31, 2025. The number of awards that vest are subject to the compound annual growth rate ("CAGR") of the Company's stock price from January 1, 2023 to December 31, 2025 (the "performance period"), subject to an alternative level of achievement based on the Company's relative total shareholder return ranking among a comparison group. The fair value of the awards was determined to be $29.66 per share based on using a Monte-Carlo simulation model and will be recognized over the requisite service period.

Approximately 50% of these market-based restricted stock units granted include an accelerated vesting provision if a Qualified Transaction, as defined in the award agreement, takes place during the performance period (with a minimum vesting period of one year from the grant date). Upon the occurrence of a Qualified Transaction, the number of shares that vest are then based on the Company's 20-day volume-weighted average closing stock price immediately preceding the transaction date. If a qualifying transaction is deemed probable, the award will be recognized over the adjusted requisite service period at a fair value determined using a Monte-Carlo simulation model ranging from $30.00 to $35.81 per unit, dependent upon the estimated timing of the transaction. Transactions of this nature are subject to many variables that are highly uncertain, including the receipt of regulatory approvals and market conditions.

The table below details the significant assumptions used in determining the fair value of the market-based restricted stock units granted on December 21, 2022:

Dividend yield	—%
Risk-free interest rate	3.90%
Expected volatility	64.93%

Expected volatility for these restricted stock units is calculated as the historical volatility of the Company’s stock over a period of approximately three years, as management believes this is the best representation of prospective trends. The risk-free interest rate was determined based on a three year U.S. Treasury yield curve in effect at the time of the grant.

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

During the years ended December 31, 2022 and 2021, the Company did not grant any stock options. During the year ended December 31, 2022, as discussed in Note 2, “Business Combinations”, the Company converted certain outstanding unvested LibertyX awards into NCR awards. LibertyX stock option awards were converted into NCR stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio (as defined in the acquisition agreement), and vested immediately. The value of the option awards was deemed attributable to services already rendered and was included as a portion of the purchase price.

During the year ended December 31, 2021, as discussed in Note 2, “Business Combinations”, the Company converted certain outstanding unvested Cardtronics awards into NCR awards. Cardtronics stock option awards were converted into NCR stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio (as defined in the acquisition agreement) and will continue to be governed generally by the same terms and conditions as were applicable prior to the acquisition. The fair value of options that the Company assumed in connection with the acquisition of Cardtronics were estimated using the Black-Scholes model.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2022:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	9,079	$32.96
Granted	—	$—
Assumed through acquisition	217	$1.21
Exercised	(255)	$10.00
Forfeited or expired	(346)	$33.87
Outstanding as of December 31	8,695	$32.81	3.29	$3.48
Fully vested and expected to vest as of December 31	1,863	$34.08	3.97	$0.82
Exercisable as of December 31	6,752	$32.43	3.12	$2.67

As of December 31, 2022, the total unrecognized compensation cost of $2 million related to unvested stock option grants is expected to be recognized over a weighted average period of approximately 0.2 years.

The total intrinsic value of all options exercised was $7 million in 2022, $9 million in 2021, and $1 million in 2020. Cash received from option exercises under all share-based payment arrangements was $2 million in 2022, $25 million in 2021, and $2 million in 2020. There was $1 million tax benefit realized from option exercises in 2021. There was no tax benefit realized from stock options exercised in 2022 or 2020.

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

Employees purchased approximately 1.3 million shares in 2022, 0.8 million shares in 2021, and 1.3 million shares in 2020, for approximately $29 million in 2022, $26 million in 2021 and $21 million in 2020. A total of 4 million shares were originally authorized to be issued under the ESPP before its amendment. Under the amended ESPP, 10 million shares were newly authorized to be issued, plus any shares remaining unissued under the prior ESPP after the last 2016 purchase date. Approximately 5.5 million authorized shares remain unissued under our amended ESPP as of December 31, 2022.

9. EMPLOYEE BENEFIT PLANS

Pension, Postretirement and Postemployment Plans NCR sponsors defined benefit pension plans. NCR’s U.S. pension plan no longer offers additional benefits and is closed to new participants. Internationally, the defined benefit plans are based primarily upon compensation and years of service. Certain international plans also no longer offer additional benefits and are closed to new participants. NCR’s funding policy is to contribute annually no less than the minimum required by applicable laws and regulations. Assets of NCR’s defined benefit plans are primarily invested in common and commingled trusts, corporate and government debt securities, publicly traded common stocks, real estate investments, and cash or cash equivalents.

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

Pension Plans Reconciliation of the beginning and ending balances of the benefit obligations for NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2022	2021	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation as of January 1	$1,882	$2,067	$1,105	$1,246	$2,987	$3,313
Net service cost	—	—	5	6	5	6
Interest cost	39	34	12	8	51	42
Amendment	—	—	—	(6)	—	(6)
Actuarial (gain) loss	(409)	(102)	(222)	(57)	(631)	(159)
Benefits paid	(115)	(117)	(53)	(60)	(168)	(177)
Settlements	—	—	(1)	—	(1)	—
Plan participant contributions	—	—	—	—	—	—
Currency translation adjustments	—	—	(78)	(32)	(78)	(32)
Benefit obligation as of December 31	$1,397	$1,882	$768	$1,105	$2,165	$2,987
Accumulated benefit obligation as of December 31	$1,397	$1,882	$761	$1,095	$2,158	$2,977

A reconciliation of the beginning and ending balances of the fair value of the plan assets of NCR's pension plans are as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2022	2021	2022	2021	2022	2021
Change in plan assets
Fair value of plan assets as of January 1	$1,379	$1,528	$1,106	$1,118	$2,485	$2,646
Actual return on plan assets	(324)	(32)	(225)	47	(549)	15
Company contributions	50	—	17	17	67	17
Benefits paid	(115)	(117)	(53)	(60)	(168)	(177)
Settlement	—	—	(1)	—	(1)	—
Currency translation adjustments	—	—	(84)	(16)	(84)	(16)
Plan participant contributions	—	—	—	—	—	—
Fair value of plan assets as of December 31	$990	$1,379	$760	$1,106	$1,750	$2,485
The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in Accumulated other comprehensive loss as of December 31:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
In millions	2022	2021	2022	2021	2022	2021
Funded Status	$(407)	$(503)	$(8)	$1	$(415)	$(502)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$212	$300	$212	$300
Current liabilities	—	—	(13)	(13)	(13)	(13)
Noncurrent liabilities	(407)	(503)	(207)	(286)	(614)	(789)
Net amounts recognized	$(407)	$(503)	$(8)	$1	$(415)	$(502)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	—	—	13	17	13	17
Total	$—	$—	$13	$17	$13	$17

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of assets were $1,584 million, $1,582 million, and $992 million, respectively, as of December 31, 2022, and $2,151 million, $2,149 million and $1,382 million, respectively, as of December 31, 2021.

The net periodic benefit (income) cost of the pension plans for the years ended December 31 was as follows:

In millions	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net service cost	$—	$—	$—	$5	$6	$6	$5	$6	$6
Interest cost	39	34	51	12	8	13	51	42	64
Expected return on plan assets	(66)	(30)	(36)	(27)	(25)	(28)	(93)	(55)	(64)
Amortization of prior service cost	—	—	—	—	1	1	—	1	1
Actuarial (gain) loss	(20)	(40)	18	28	(78)	16	8	(118)	34
Net periodic benefit (income) cost	$(47)	$(36)	$33	$18	$(88)	$8	$(29)	$(124)	$41

The net actuarial loss in 2022 was primarily due to the impact of economic downturns on the value of plan assets, partially offset by an increase in discount rates in measuring the benefit obligation. Actuarial gains in 2021 were primarily due to an increase in discount rates as well as a favorable impact from an update to the mortality tables. Actuarial losses in 2020 were primarily due to a decrease in the discount rate.

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2022	2021	2022	2021	2022	2021
Discount rate	5.3%	2.7%	3.8%	1.4%	4.8%	2.2%
Rate of compensation increase	N/A	N/A	1.8%	1.4%	1.8%	1.4%

The weighted average rates and assumptions used to determine net periodic benefit (income) cost for the years ended December 31 were as follows:

	U.S. Pension Benefits			International Pension Benefits			Total Pension Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate - Service Cost	N/A	N/A	N/A	0.9%	0.4%	0.7%	0.9%	0.4%	0.7%
Discount rate - Interest Cost	2.1%	1.7%	2.7%	1.2%	0.7%	1.2%	1.8%	1.3%	2.1%
Expected return on plan assets	5.0%	2.1%	2.8%	2.7%	2.2%	2.6%	4.0%	2.1%	2.7%
Rate of compensation increase	N/A	N/A	N/A	1.4%	0.9%	0.9%	1.4%	0.9%	0.9%

The weighted-average cash balance interest crediting rate for the Company's cash balance defined benefit plans was 2.1% and 1.1% for the years ended December 31, 2022 and 2021, respectively.

The discount rate used to determine U.S. benefit obligations as of December 31, 2022 was derived by matching the plans’ expected future cash flows to the corresponding yields from the Willis Tower Watson ("WTW") Rate:Link 10th-90th yield curve. In fiscal 2021 and 2020, the discount rate was determined using the Aon Hewitt AA Bond Universe Curve. The WTW Rate:Link 10th-90th yield curve has been constructed to represent the available yields on high-quality, fixed income investments across a broad range of future maturities. International discount rates were determined by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

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

Plan Assets The weighted average asset allocations as of December 31, 2022 and 2021 by asset category are as follows:

	U.S. Pension Fund			International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation (3)	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2022	2021		2022	2021
Equity and other investments (1)	61%	14%	60 - 85%	21%	23%	10 - 30%
Debt securities (2)	20%	84%	5 - 20%	45%	51%	50 - 70%
Real estate	—%	—%	0 - 20%	20%	14%	10 - 20%
Other	19%	2%	10 - 30%	14%	12%	5 - 15%
Total	100%	100%		100%	100%

(1) Includes equity securities and equities held in comingled trusts.
(2) Includes debt securities and debt held in comingled trusts.
(3) In 2022, the Company had a change in investment strategy for the U.S. pension plan. Refer to the Investment Strategy section below.

The fair value of plan assets as of December 31, 2022 and 2021 by asset category is as follows:

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities and other investments:
Common stock	1	$—	$—	$—	$—	$—	$88	$—	$—	$—	$88
Common and commingled trusts - Equities	4	603	—	—	—	603	75	—	—	—	75
Fixed income securities:
Government securities	2	—	—	—	—	—	—	—	—	—	—
Corporate debt	3	—	—	—	—	—	76	—	59	—	17
Common and commingled trusts - Bonds	4	196	—	—	—	196	330	—	—	—	330
Insurance products	4	—	—	—	—	—	1	—	1	—	—
Real Estate
Partnership/joint venture interests - Real estate	5	—	—	—	—	—	—	—	—	—	—
Real estate and other	5	—	—	—	—	—	154	—	—	154	—
Other types of investments:
Common and commingled trusts - Short Term Investments	4	52	—	—	—	52	20	—	—	—	20
Common and commingled trusts - Balanced	4	—	—	—	—	—	—	—	—	—	—
Partnership/joint venture interests - Other	5	25	—	—	—	25	—	—	—	—	—
Mutual funds	4	—	—	—	—	—	—	—	—	—	—
Hedge Funds	4	114	—	—	—	114
Money market funds	4	—	—	—	—	—	16	—	—	—	16
Total		$990	$—	$—	$—	$990	$760	$—	$60	$154	$546

		U.S.					International
In millions	Notes	Fair Value as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling	Fair Value as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities:
Common stock	1	$194	$194	$—	$—	$—	$26	$26	$—	$—	$—
Common and commingled trusts - Equities	4	—	—	—	—	—	145	—	—	—	145
Fixed income securities:
Government securities	2	201		201	—	—	—	—	—	—	—
Corporate debt	3	752	—	752	—	—	87	—	87	—	—
Common and commingled trusts - Bonds	4	159	—	—	—	159	457	—	—	—	457
Insurance products	4	—	—	—	—	—	1	—	1	—	—
Real Estate
Partnership/joint venture interests - Real estate	5	—	—	—	—	—	—	—	—	—	—
Real estate and other	5	—	—	—	—	—	151	—	—	151	—
Other types of investments:
Common and commingled trusts - Short Term Investments	4	39	—	—	—	39	27	—	—	—	27
Common and commingled trusts - Balanced	4	—	—	—	—	—	185	—	—	—	185
Partnership/joint venture interests - Other	5	2	—	—	—	2	—	—	—	—	—
Mutual funds	4	30	30	—	—	—	—	—	—	—	—
Money market funds	4	2	—	—	—	2	27	—	—	—	27
Total		$1,379	$224	$953	$—	$202	$1,106	$26	$88	$151	$841

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

In millions	International Pension Plans
Balance, December 31, 2020	$152
Realized and unrealized gains and losses, net	(1)
Purchases, sales and settlements, net	—
Transfers, net	—
Balance, December 31, 2021	$151
Realized and unrealized gains and losses, net	3
Purchases, sales and settlements, net	—
Transfers, net	—
Balance, December 31, 2022	$154

Investment Strategy NCR has historically employed a total return investment approach, whereby a mix of fixed-income, equities and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. During 2022, in consultation with an independent advisor on asset allocation strategy investment policy and objectives, we chose to diversify the asset allocation held by the U.S. pension plan to capture additional returns to reduce future cash funding requirements.

The investment portfolios contain a diversified mix of asset classes, including, fixed-income investments, which are diversified across U.S. and non-U.S. issuers, type of fixed-income security (i.e., government bonds, corporate bonds, mortgage-backed securities) and credit quality. The investment portfolios also contain a blend of equity investments, which are diversified across U.S. and non-U.S. stocks, small and large capitalization stocks, and growth and value stocks, primarily of non-U.S. issuers. Where applicable, real estate investments are made through real estate securities, partnership interests or direct investment and are diversified by property type and location. Other assets, such as cash or private equity are used judiciously to improve portfolio diversification and enhance risk-adjusted portfolio returns. Derivatives may be used to adjust market exposures in an efficient and timely manner. Due to the timing of security purchases and sales, cash held by fund managers is classified in the same asset category as the related investment. Rebalancing algorithms are applied to keep the asset mix of the plans from deviating excessively from their targets. Investment risk is measured and monitored on an ongoing basis through regular performance reporting, investment manager reviews, actuarial liability measurements and periodic investment strategy reviews.

Postretirement Plans Reconciliation of the beginning and ending balances of the benefit obligation for NCR's U.S. postretirement plan is as follows:

	Postretirement Benefits
In millions	2022	2021
Change in benefit obligation
Benefit obligation as of January 1	$14	$16
Interest cost	—	—
Actuarial gain	(6)	(1)
Plan participant contributions	—	—
Benefits paid	(1)	(1)
Benefit obligation as of December 31	$7	$14

The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in Accumulated other comprehensive loss as of December 31:

	Postretirement Benefits
In millions	2022	2021
Benefit obligation	$(7)	$(14)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(2)	$(1)
Noncurrent liabilities	(5)	(13)
Net amounts recognized	$(7)	$(14)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$(6)	$5
Prior service benefit	—	—
Total	$(6)	$5

The net periodic benefit cost (income) of the postretirement plan for the years ended December 31 was:

In millions	Postretirement Benefits
	2022	2021	2020
Interest cost	$—	$—	$—
Amortization of:
Prior service benefit	—	—	(3)
Actuarial loss	1	1	1
Net periodic benefit cost (income)	$1	$1	$(2)

The assumptions utilized in accounting for postretirement benefit obligations as of December 31 and for postretirement benefit income for the years ended December 31 were:

	Postretirement Benefit Obligations			Postretirement Benefit Costs
	2022	2021	2020	2022	2021	2020
Discount rate	5.2%	1.9%	1.4%	1.9%	1.4%	2.5%

Assumed healthcare cost trend rates as of December 31 were:

	2022		2021
	Pre-65 Coverage	Post-65 Coverage	Pre-65 Coverage	Post-65 Coverage
Healthcare cost trend rate assumed for next year	7.5%	7.0%	6.3%	5.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate rate	2033	2033	2028	2028

Postemployment Benefits Reconciliation of the beginning and ending balances of the benefit obligation for NCR's postemployment plan was:

	Postemployment Benefits
In millions	2022	2021
Change in benefit obligation
Benefit obligation as of January 1	$138	$138
Service cost (1)	71	24
Interest cost	3	2
Benefits paid	(32)	(26)
Foreign currency exchange	(8)	(7)
Actuarial (gain) loss	(14)	7
Benefit obligation as of December 31	$158	$138
(1) During the year ended December 31, 2022, the Company recorded approximately $56 million in employee severance charges related to actions taken in the second half of the year.

The following table presents the funded status and the reconciliation of the unfunded status to amounts recognized in the Consolidated Balance Sheets and in Accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2022	2021
Benefit obligation	$(158)	$(138)
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$(73)	$(32)
Noncurrent liabilities	(85)	(106)
Net amounts recognized	$(158)	$(138)
Amounts recognized in Accumulated other comprehensive loss
Net actuarial gain	$(37)	$(19)
Prior service benefit	(4)	(6)
Total	$(41)	$(25)

The net periodic benefit cost of the postemployment plan for the years ended December 31 was:

In millions	Postemployment Benefits
	2022	2021	2020
Service cost	$71	$24	$42
Interest cost	3	2	3
Amortization of:
Prior service benefit	(2)	(2)	(2)
Actuarial gain	(1)	(4)	(4)
Net periodic benefit cost	$71	$20	$39

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2022	2021	2022	2021	2020
Discount rate for severance plan	5.1%	1.4%	2.3%	2.3%	1.8%
Salary increase rate	3.1%	2.0%	2.6%	2.6%	1.8%
Involuntary turnover rate	3.8%	3.8%	3.8%	3.8%	3.8%

Cash Flows Related to Employee Benefit Plans

Cash Contributions NCR does not plan to contribute to the U.S. qualified pension plan in 2023, and plans to contribute approximately $20 million to the international pension plans in 2023. The Company also plans to make contributions of approximately $2 million to the U.S. postretirement plan and approximately $75 million to the postemployment plan in 2023.

Estimated Future Benefit Payments NCR expects to make the following benefit payments reflecting past and future service from its pension, postretirement and postemployment plans:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Year
2023	$105	$48	$153	$2	$75
2024	$107	$51	$158	$1	$17
2025	$108	$49	$157	$1	$16
2026	$109	$49	$158	$1	$15
2027	$110	$49	$159	$1	$15
2028-2032	$539	$235	$774	$2	$65

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. NCR’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $37 million in 2022, $31 million in 2021, and $32 million in 2020. The expense under international and subsidiary savings plans was $33 million in 2022, $31 million in 2021, and $25 million in 2020.

Amounts to be Recognized The amounts in Accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2023 are as follows:

In millions	U.S. Pension Benefits	International Pension Benefits	Total Pension Benefits	Postretirement Benefits	Postemployment Benefits
Prior service cost (benefit)	$—	$—	$—	$—	$(2)
Actuarial loss (gain)	$—	$—	$—	$—	$(3)

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

Legal Matters During August 2019, a suit was filed against the Company by Pennsylvania-based CloudofChange LLC alleging willful infringement by NCR for its use of its NCR Silver point-of-sale offering. On October 27, 2022, the court in the Western District of Texas denied the Company's post-trial motion in this matter for judgment as a matter of law or alternatively for a new trial, resulting in a ruling against the Company in an amount of $13 million. The Company remains committed to its position that NCR Silver does not infringe the CloudofChange LLC patents and will vigorously defend its position on appeal. The Company has already engaged experienced appellate counsel and immediately filed its notice of appeal. The Company evaluated the matter in accordance with ASC 450, Contingencies, and concluded that, as of December 31, 2022, a loss of up to $13 million is reasonably possible, but not probable and, therefore, no accrual has been recorded.

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

Fox River NCR was one of eight entities that was formally notified by governmental and other entities that it was a PRP for environmental claims (under CERCLA and other statutes) arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. NCR was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River, and carbonless copy paper “broke” the Company allegedly sold to other mills as raw material. In 2017, the Company entered into a Consent Decree with the federal and state governments for the clean-up of the Fox River, which was approved on August 22, 2017 by the federal district court in Wisconsin presiding over this matter. The Consent Decree resolved the Company’s disputes with the enforcement agencies as well as the other PRPs.

All litigation relating to the contribution and enforcement of remediation obligations on the Fox River has been concluded. On October 3, 2022, the Environmental Protection Agency issued the Company a Certificate of Completion certifying that all of the Company’s remedial obligations under the Consent Decree have been completed.

The cost of the Fox River remediation has been shared with three parties (the previously reported API having fully satisfied its obligations in 2016, and is now bankrupt): B.A.T. Industries p.l.c. (“BAT”) as co-obligor, and AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) as indemnitors. Under a 1998 Cost Sharing Agreement and subsequent 2005 arbitration award (collectively, the “Cost Sharing Agreement”), from 2008 through 2014, BAT paid 60% of the cost of the Fox River clean-up and natural resource damages (“NRD”). Pursuant to a September 30, 2014 Funding Agreement (the “Funding Agreement”), BAT funded 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides NCR contractual avenues for a future payment of, via direct and third-party sources, (1) the difference between BAT’s 60% obligation under the Cost Sharing Agreement on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement for the period from April 2012 through September 2014 (collectively, the “Funding Agreement Receivable”). Pursuant to a June 12, 2015 Letter Agreement, NCR's contractual avenue for direct payment by BAT was effectively stayed pending completion of other unrelated lawsuits by BAT against third-parties. As of December 31, 2022 and 2021, the Funding Agreement Receivable was approximately $54 million and was included in Other assets in the Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River remaining reserve.

Additionally, under a 1996 Divestiture Agreement, AT&T and Nokia have been responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets for insurance recoveries and net tax benefits (the “Divestiture Agreement Offsets”), if any. (The Divestiture Agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) Those companies have made the payments requested of them by the Company on an ongoing basis.

There could be additional changes to some elements of the Company's remaining obligation over upcoming periods, in view of a final reconciliation of the Funding Agreement Receivable and the Divestiture Agreement Offsets. Thus, there can be no assurance that unexpected expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of December 31, 2022, we have no remaining liability for remedial obligations for the Fox River matter. As of December 31, 2021, the reserve for the Fox River matter was approximately $4 million. As of December 31, 2022 and 2021, the liability subject to final reconciliation with indemnitors under the Divestiture Agreement was approximately $22 million.

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

The Company believes it has meritorious claims against BAT under the Cost Sharing Agreement, discussed above, for the Kalamazoo River remediation expenses as a so-called “future site.” To date, BAT has denied that the Kalamazoo River is a “future site.” On February 10, 2023, the Company filed an action against BAT in the Southern District of New York seeking a declaration that the Kalamazoo River is indeed a future site under the Cost Sharing Agreement. The Company will also have indemnity or reimbursement claims against AT&T and Nokia under the arrangement discussed above in connection with the Fox River matter after expenses have met a contractual threshold set out in the 1996 Divestiture Agreement referenced above in the Fox River discussion. The Company believes that contractual threshold was, or was nearly, met in December 2022.

As of December 31, 2022 and 2021, the total reserve for Kalamazoo was $90 million and $99 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors' and indemnitors' obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $155 million and the Company will continue to pursue such contribution.

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

Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of December 31, 2022, NCR had disposed of approximately 96% of its lower-concentration wastes and approximately 62% of its higher-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. The government has given its final approvals, and the Company started to dispose of the high-concentration wastes in 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2022, 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company adjusted its existing reserve for the matter to take into account this cost estimate. The reserve as of December 31, 2022 and 2021 is $7 million and $16 million, respectively. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through December 31, 2022, NCR has received a combined gross total of approximately $212 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but it has recovered some amounts as a result of settlement discussions with certain carriers. In December 2021, the Company recovered approximately $3 million as a result of those discussions and, as of December 31, 2022, has recovered an additional $7 million. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
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
Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of December 31, 2022 and 2021, NCR had no material obligations related to such guarantees, and therefore its Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the years ended December 31 as follows:

In millions	2022	2021	2020
Warranty reserve liability
Beginning balance as of January 1	$19	$18	$21
Accruals for warranties issued	25	28	30
Settlements (in cash or in kind)	(31)	(27)	(33)
Ending balance as of December 31	$13	$19	$18

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

11. LEASING

The following table presents our lease balances as of December 31:

In millions	Location in the Consolidated Balance Sheet	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$371	$419
Finance lease assets	Property, plant and equipment, net	61	62
Accumulated Amortization of Finance lease assets	Property, plant and equipment, net	(50)	(35)
Total leased assets		$382	$446
Liabilities
Current
Operating lease liabilities	Other current liabilities	$79	$97
Finance lease liabilities	Other current liabilities	10	16
Noncurrent
Operating lease liabilities	Operating lease liabilities	353	388
Finance lease liabilities	Other liabilities	3	13
Total lease liabilities		$445	$514

The following table presents our lease costs for operating and finance leases:

In millions	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Operating lease cost	$116	$131	$125
Finance lease cost
Amortization of leased assets	15	17	13
Interest on lease liabilities	1	1	1
Short-Term lease cost	3	3	5
Variable lease cost	24	24	27
Total lease cost	$159	$176	$171

The following table presents the supplemental cash flow information:

In millions	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$120	$133	$128
Operating cash flows from finance leases	$1	$1	$2
Financing cash flows from finance leases	$15	$17	$13
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$21	$163	$31
Finance Leases	$—	$2	$15

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2022:

In millions	Operating Leases	Finance Leases
2023	$102	$10
2024	77	3
2025	60	—
2026	49	—
2027	45	—
Thereafter	215	—
Total lease payments	548	13
Less: Amount representing interest	116	—
Present value of lease liabilities	$432	$13

As of December 31, 2022, all material operating leases had commenced.

The following table presents the weighted average remaining lease term and interest rates:

	December 31, 2022	December 31, 2021
Weighted average lease term:
Operating leases	7.9 years	8.4 years
Finance leases	1.2 years	2.0 years
Weighted average interest rates:
Operating leases	5.79%	5.70%
Finance leases	3.56%	3.78%

12. SERIES A PREFERRED STOCK

On December 4, 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. (collectively, "Blackstone") for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024.

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

On September 18, 2019, NCR entered into an agreement to repurchase and convert the outstanding 512,221 shares of Series A Convertible Preferred Stock owned by Blackstone. NCR repurchased 237,673 shares of Series A Convertible Preferred Stock for total cash consideration of $302 million. The remaining shares of Blackstone's Series A Convertible Preferred Stock, including accrued dividends, were converted to approximately 9.2 million shares of common stock at a conversion price of $30.00 per share.

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

Dividend Rights The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Convertible Preferred Stock has a liquidation preference of $1,000 per share. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, which was payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the years ended December 31, 2022 and 2021, the Company did not pay dividends-in-kind associated with the Series A Convertible Preferred Stock. During the year ended December 31 2020, the Company paid dividends-in-kind of $10 million associated with the Series A Convertible Preferred Stock. Cash dividends of $15 million were declared during the years ended December 31, 2022 and 2021, and $9 million during the year ended December 31, 2020.

Conversion Features The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of December 31, 2022 and 2021, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million shares. The conversion rate is subject to the following customary anti-dilution and other adjustments:

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

The Series A Convertible Preferred Stock, and the associated dividends for the first sixteen payments, did not generate a beneficial conversion feature ("BCF") upon issuance as the fair value of the Company's common stock was greater than the conversion price. The Company will determine and, if required, measure a BCF based on the fair value of our stock price on the date dividends are declared subsequent to the sixteenth dividend. If a BCF is recognized, a reduction to retained earnings and the Series A Convertible Preferred Stock will be recorded, and then subsequently accreted through the first redemption date.

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

Voting Rights Holders of Series A Convertible Preferred Stock are entitled to vote with the holders of the common stock on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a separate class vote with respect to amendments to the Company’s organizational documents that have an adverse effect on the Series A Convertible Preferred Stock and issuances by the Company of securities that are senior to, or equal in priority with, the Series A Convertible Preferred Stock.

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

The components of basic earnings (loss) per share are as follows:

In millions, except per share amounts	Year ended December 31
	2022	2021	2020
Numerator:
Income (loss) from continuing operations	$64	$97	$(7)
Series A convertible preferred stock dividends	(16)	(16)	(31)
Net income (loss) from continuing operations attributable to NCR common stockholders	48	81	(38)
Loss from discontinued operations, net of tax	(4)	—	(72)
Net income (loss) attributable to NCR common stockholders	$44	$81	$(110)

Denominator:
Basic weighted average number of shares outstanding	136.7	131.2	128.4

Basic earnings (loss) per share:
From continuing operations	$0.35	$0.62	$(0.30)
From discontinued operations	(0.03)	—	(0.56)
Total basic earnings per share	$0.32	$0.62	$(0.86)

The components of diluted earnings (loss) per share are as follows:

In millions, except per share amounts	Year ended December 31
	2022	2021	2020
Numerator:
Income (loss) from continuing operations	$64	$97	$(7)
Series A convertible preferred stock dividends	(16)	(16)	(31)
Net income (loss) from continuing operations attributable to NCR common stockholders	48	81	(38)
Loss from discontinued operations, net of tax	(4)	—	(72)
Net income (loss) attributable to NCR common stockholders	$44	$81	$(110)

Denominator:
Basic weighted average number of shares outstanding	136.7	131.2	128.4
Dilutive effect of as-if Series A Convertible Preferred Stock	—	—	—
Dilutive effect of employee stock options and restricted stock units	4.5	7.8	—
Weighted average diluted shares	141.2	139.0	128.4

Diluted earnings (loss) per share:
From continuing operations	$0.34	$0.58	$(0.30)
From discontinued operations	(0.03)	—	(0.56)
Total diluted earnings per share	$0.31	$0.58	$(0.86)

For 2022, the weighted average outstanding shares of common stock were not adjusted by 9.2 million for the as-if converted Series A Convertible Preferred Stock because the effect would be anti-dilutive. Additionally, for 2022, weighted average restricted stock units and stock options of 6.5 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of December 31, 2022, the balance in AOCI related to foreign exchange derivative transactions was zero.

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

We utilize interest rate swap contracts or interest rate cap agreements to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to Interest Rate Derivatives are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

At December 31, 2022, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in Accumulated other comprehensive income related to these derivatives will be reclassified to Cost of services as payments are made on the Company’s vault cash rental obligations. Unrealized gains on terminated interest rate swap and cap agreements reported in Accumulated other comprehensive income will be reclassified to Interest expense and Cost of services ratably over terms corresponding to the original agreements, as described above. As of December 31, 2022 and December 31, 2021, the balance in AOCI related to Interest Rate Derivatives was $109 million and $8 million, respectively.

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	December 31, 2022
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Prepaid and other current assets		$36	Other current liabilities		$—
Interest rate swap contracts	Other assets		27	Other liabilities
Total derivatives designated as hedging instruments		$2,423	$63		$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$1	Other current liabilities		$(2)
Total derivatives not designated as hedging instruments		$376	$1		$373	$(2)
Total derivatives			$64			$(2)

	Fair Values of Derivative Instruments
	December 31, 2021
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets		$18	Other liabilities		$—
Total derivatives designated as hedging instruments		$2,000	$18		$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$1	Other current liabilities		$1
Total derivatives not designated as hedging instruments		$278	$1		$396	$1
Total derivatives			$19			$1

The effects of derivative instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative				Amount of (Gain) Loss Reclassified from AOCI into the Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020	Location of (Gain) Loss Reclassified from AOCI into the Consolidated Statements of Operations	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Interest rate contracts	$116	$5	$—	Cost of services	$(8)	$1	$—
Interest rate contracts	$36	$4	$—	Interest expense	$(10)	$—	$—
Foreign exchange contracts	$—	$—	$(8)	Cost of products	$—	$—	$7

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statements of Operations	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Foreign exchange contracts	Other income (expense), net	$(31)	$(24)	$22

The following tables show the impact of the Company's cash flow hedge accounting relationships on the Consolidated Statement of Operations for the years ended December 31, 2022, 2021, and 2020.

	Location and Amount of (Gain) Loss Recognized in Income on Cash Flow Hedging Relationships for the years ended December 31:
In millions	Cost of Services			Cost of Products			Interest Expense
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Total amount of expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$3,889	$3,413	$2,950	$2,097	$1,850	$1,733	$285	$238	$218

Amount of (gain) loss reclassified from Accumulated other comprehensive loss, net of expense	$(8)	$1	$—	$—	$—	$7	$(10)	$—	$—

As of December 31, 2022 the Company expects to reclassify $45 million of net derivative-related gains contained in Accumulated other comprehensive loss into earnings during the next twelve months.
Refer to Note 15, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2022 and 2021, NCR did not have any major concentration of credit risk related to financial instruments.

15. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2022 and 2021 are set forth as follows:

		December 31, 2022				December 31, 2021
		Fair Value Measurements Using				Fair Value Measurements Using
In millions	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$16	$16	$—	$—	$17	$17	$—	$—
Foreign exchange contracts (2)	1	—	1	—	1	—	1	—
Interest rate swap and cap agreements (3)	63	—	63	—	18	—	18	—
Total	$80	$16	$64	$—	$36	$17	$19	$—
Liabilities:
Foreign exchange contracts (4)	2	—	2	—	1	—	1	—
Total	$2	$—	$2	$—	$1	$—	$1	$—

(1)    Included in Cash and cash equivalents in the Consolidated Balance Sheets.
(2)    Included in Prepaid and other current assets in the Consolidated Balance Sheets.
(3)     Included in Prepaid and other current assets and Other assets in the Consolidated Balance Sheets.
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of December 31, 2022, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired. Additionally, NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. NCR carries equity investments in privately-held companies at cost or at fair value when NCR recognizes an other-than-temporary impairment charge. No material impairment charges or non-recurring fair value adjustments were recorded during the years ended December 31, 2022 and December 31, 2021. In the year ended December 31, 2020, we recorded an other-than-temporary impairment charge of $7 million in Other income (expense), net within the Consolidated Statements of Operations related to the write-off of an equity method investment.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income ("AOCI") by Component

The changes in AOCI for the years ended December 31 are as follows:

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2019	$(260)	$(10)	$1	$(269)
Other comprehensive (loss) income before reclassifications	15	(11)	(7)	(3)
Amounts reclassified from AOCI	—	(5)	6	1
Net current period other comprehensive (loss) income	15	(16)	(1)	(2)
Balance at December 31, 2020	$(245)	$(26)	$—	$(271)
Other comprehensive (loss) income before reclassifications	(30)	4	7	(19)
Amounts reclassified from AOCI	—	(2)	1	(1)
Net current period other comprehensive (loss) income	(30)	2	8	(20)
Balance at December 31, 2021	$(275)	$(24)	$8	$(291)
Other comprehensive (loss) income before reclassifications	(129)	21	117	9
Amounts reclassified from AOCI	—	(2)	(16)	(18)
Net current period other comprehensive (loss) income	(129)	19	101	(9)
Balance at December 31, 2022	$(404)	$(5)	$109	$(300)

Reclassifications Out of AOCI

The reclassifications out of AOCI for the years ended December 31 are as follows:

	For the year ended December 31, 2022
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	(1)	(1)	(8)	(10)
Selling, general and administrative expenses	1	(1)	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	(10)	(10)
Total before tax	$—	$(2)	$(18)	$(20)
Tax expense				2
Total reclassifications, net of tax				$(18)

	For the year ended December 31, 2021
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(2)	1	(1)
Selling, general and administrative expenses	(1)	—	—	(1)
Research and development expenses	—	1	—	1
Total before tax	$(1)	$(1)	$1	$(1)
Tax expense				—
Total reclassifications, net of tax				$(1)

	For the year ended December 31, 2020
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$7	$7
Cost of services	(2)	(2)	—	(4)
Selling, general and administrative expenses	(1)	(2)	—	(3)
Research and development expenses	—	—	—	—
Total before tax	$(3)	$(4)	$7	$—
Tax expense				1
Total reclassifications, net of tax				$1

During the fourth quarter of 2022, the Company recorded an adjustment of $39 million to correct an overstatement of goodwill, understatement of accumulated other comprehensive loss and understatement of other comprehensive loss as of and for the nine-months ended September 30, 2022, of which $8 million related to the three-months ended March 31, 2022, $12 million related to the three-months ended June 30, 2022 and $19 million related to the three-months ended September 30, 2022. There was no impact to net income in any quarters of 2022 nor to the year ended December 31, 2022. The Company determined that the adjustments and corrections recorded in the fourth quarter of 2022 were not material, quantitatively or qualitatively, to the impacted interim financial statements.

17. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Other income (expense), net are summarized as follows for the years ended December 31:

In millions	2022	2021	2020
Other income (expense), net
Interest income	$13	$8	$8
Foreign currency fluctuations and foreign exchange contracts	(17)	(22)	(14)
Employee benefit plans(1)	33	131	(31)
Bank-related fees	(9)	(27)	(5)
Impairment of equity investment	—	—	(7)
Bargain purchase gain on acquisition	—	—	7
Other, net	(13)	—	—
Total other income (expense), net	$7	$90	$(42)
(1) For the fourth quarter ended and year ended December 31, 2022, the actuarial loss related to the remeasurement of our pension plan assets and liabilities was $8 million. For the fourth quarter ended and year ended December 31, 2021, the actuarial gain related to the remeasurement of our pension plan assets and liabilities was $118 million. For the fourth quarter ended and year ended December 31, 2020, the actuarial loss related to the remeasurement of our pension plan assets and liabilities was $34 million.

The components of inventory are summarized as follows:

In millions	December 31, 2022	December 31, 2021
Inventories
Work in process and raw materials	$107	$184
Finished goods	252	185
Service parts	413	385
Total inventories	$772	$754

The components of property, plant and equipment, net are summarized as follows:

In millions	December 31, 2022	December 31, 2021
Property, plant and equipment
Land and improvements	$3	$3
Buildings and improvements	280	298
Machinery and other equipment	1,257	1,142
Finance lease assets	61	62
Property, plant and equipment, gross	1,601	1,505
Less: accumulated depreciation	(938)	(802)
Total property, plant and equipment, net	$663	$703

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of December 31, 2022, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

In 2022 we began implementing a new enterprise resource planning (“ERP”) system. The ERP system is designed to accurately maintain our financial records used to report operating results. On a quarterly basis, we will continue to evaluate whether there are material changes that impact our internal control over financial reporting.

Other than the ERP implementation, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on our assessment, we determined that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 as stated in their report which appears in Item 8 of this Report.

Item 9B.    OTHER INFORMATION

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth in the following paragraphs of this Item 10, the information required by this Item 10 will be set forth under the headings “Election of Directors,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” in the Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2022 year, and is incorporated herein by reference. The information required by this Item 10 regarding our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth under the headings “Executive Compensation - Compensation Discussion & Analysis,” “Compensation and Human Resource Committee,” “Director Compensation,” and “Board and Compensation and Human Resource Committee Report on Executive Compensation” in the Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2022 year, and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information Table” in the Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2022 year, and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be set forth under the headings “Related Person Transactions” and “Corporate Governance” in the Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2022 year, and is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2022 year, and is incorporated herein by reference.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements: The following is an index of the consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm filed as part of this Form 10-K:

(2) Financial Statement Schedule: Financial Statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021, and 2020 is included in this Form 10-K on page 133. All other schedules are not required under the related instructions or are not applicable.

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

4.4.1	Supplemental Indenture, dated as of October 14, 2021 (relating to the Indenture dated as of August 20, 2020), among ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR Corporation, NCR International, Inc., and Wells Fargo Bank, National Association, as trustee.

4.5	Indenture, dated as of August 20, 2020, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.3 to the August 20, 2020 Form 8-K).

4.5.1	Supplemental Indenture, dated as of October 14, 2021 (relating to the Indenture dated as of August 20, 2020), among ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR Corporation, NCR International, Inc., and Wells Fargo Bank, National Association, as trustee.

4.6	Indenture, dated as of April 6, 2021, among NCR Corporation, NCR International, Inc. and U.S. Bank National Association (Exhibit 4.1 to Current Report on Form 8-K of NCR Corporation dated April 6, 2021).

4.6.1	Supplemental Indenture, dated as of October 14, 2021 (relating to the Indenture dated as of April 6, 2021), among ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and U.S. Bank National Association, as trustee.

4.7	Description of NCR Corporation Securities Registered Under Section 12 of the Exchange Act.

10.1	Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008 (Exhibit 10.24.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”)). *

10.1.1	First Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.6 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011). *

10.1.2	Second Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.11.2 to the 2017 Annual Report). *

10.2	Agreement between NCR and the Trustees of the NCR Pension Plan (UK), dated November 14, 2013 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 14, 2013).

10.3
Amended and Restated NCR Executive Severance Plan (Exhibit 10.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Second Quarter 2015 Quarterly Report”)). *

10.3.1	First Amendment to the Amended and Restated NCR Executive Severance Plan (Exhibit 10.21.1 to the 2017 Annual Report). *

10.4	NCR Corporation Executive Officer Cash Severance Policy (Annex A to the Current Report on Form 8-K of NCR Corporation dated May 2, 2022) *

10.5	NCR Director Compensation Program effective April 23, 2013, as amended effective February 24, 2014 (the “2013 NCR Director Compensation Program”) (Exhibit 10.42 to the 2014 Annual Report). *

10.6	NCR Employee Stock Purchase Plan, as amended and restated effective January 1, 2017 (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2016 Annual Meeting of Stockholders). *

10.7	Incremental Revolving Facility Agreement (TLA-2 Conversion), dated as of June 24, 2021, among NCR Corporation, the Foreign Borrowers thereto, the Subsidiary Loan Parties thereto, the Incremental Revolving Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, including, as Exhibit A thereto, the Amended Credit Agreement, dated as of June 24, 2021, among NCR Corporation, the Foreign Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to Current Report on Form 8-K of NCR Corporation dated June 21, 2021 (the “June 21, 2021 Form 8-K”)).

10.7.1	Fifth Amendment to the Credit Agreement, dated as of December 27, 2022, by and among NCR Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated December 27, 2022) *

10.7.2	Reaffirmation Agreement, dated as of June 21, 2021, among NCR Corporation, certain foreign and domestic subsidiaries of NCR Corporation party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.2 to the June 21, 2021 Form 8-K).

10.7.3
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

10.7.3.1	Supplement No. 1, dated as of September 30, 2021, to the Amended and Restated Guarantee and Collateral Agreement, dated as of August 22, 2011, as amended and restated as of January 6, 2014, as further amended and restated as of March 31, 2016, among NCR Corporation, the Foreign Borrowers from time to time party thereto, the Subsidiary Loan Parties from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.5 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2021).

10.7.3.2
Annex A to Credit Agreement dated as of August 22, 2011, as amended and restated as of July 25, 2013, as further amended and restated as of March 31, 2016, among NCR Corporation, the Foreign Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (Exhibit 10.1 to the Second Quarter 2016 Quarterly Report).

10.8
Second Amended and Restated NCR Management Incentive Plan (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”). *

10.9	NCR Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) (Appendix B to the 2017 Proxy Statement). *

10.9.1
Form of 2018 Stock Option Award Agreement under the NCR Corporation 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”) (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2018). *

10.9.2
Form of 2019 Stock Option Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2019 (the “First Quarter 2019 Quarterly Report”)). *

10.9.3
Form of 2020 Premium-Priced Option Award Agreement under the 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2020 (the “First Quarter 2020 Quarterly Report”)). *

10.9.4	Form of 2020 Premium-Priced Option Award Agreement under the 2017 Stock Incentive Plan (Executive Chairman; President and Chief Executive Officer) (Exhibit 10.2 to the First Quarter 2020 Quarterly Report). *

10.9.5
Form of 2020 Director Restricted Stock Unit Grant Statement under the 2017 Stock Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended June 30, 2020 (the “Second Quarter 2020 Quarterly Report”)). *

10.9.6	First Amendment to the 2017 Stock Incentive Plan (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2020 Annual Meeting of Stockholders). *

10.9.7	Form of Senior Executive Team 2022 Performance-Based Restricted Stock Unit Award Agreement (With Relative TSR Metric) under the NCR Corporation 2017 Stock Incentive Plan. (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2022 (the “First Quarter 2022 Quarterly Report”)). *

10.9.8	Form of Senior Executive Team 2022 Performance-Based Restricted Stock Unit Award Agreement (with LTI EBITDA & LTI Recurring Revenue Metric) under the NCR Corporation 2017 Stock Incentive Plan.*

10.9.9	Form of Senior Executive Team Qualified Transaction 2023 Performance-Based Restricted Stock Unit Award Agreement (with Relative TSR Metric) under the NCR Corporation 2017 Stock Incentive Plan.*

10.9.10	Form of Senior Executive Team 2023 Performance-Based Restricted Stock Unit Award Agreement (with Relative TSR Metric) under the NCR Corporation 2017 Stock Incentive Plan. *

10.9.11	Form of Senior Executive Team 2021 Performance-Based Restricted Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan. *

10.9.12	Form of the Senior Executive Team 2021 Market Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan. *

10.10	NCR Director Compensation Program effective May 1, 2017 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2017). *

10.11	Employment Agreement, dated April 27, 2018, between Michael Hayford and NCR Corporation (Exhibit 10.4 to the Second Quarter 2018 Quarterly Report). *

10.12	Employment Agreement, dated April 27, 2018, between Frank Martire and NCR Corporation (Exhibit 10.5 to the Second Quarter 2018 Quarterly Report). *

10.13
Employment Agreement, dated July 18, 2018, between Owen Sullivan and NCR Corporation (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2018 (the “Third Quarter 2018 Quarterly Report”)). *

10.14	Employment Agreement, dated June 15, 2020, between Timothy Oliver and NCR Corporation (Exhibit 10.4 to the Second Quarter 2020 Quarterly Report). *

10.15	NCR Corporation Deferred Compensation Plan. (Exhibit 10.30 to 2020 Annual Report). *

10.16	Letter Agreement, dated December 28, 2017, between Daniel W. Campbell and NCR Corporation (Exhibit 10.2 to the to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2022). *

10.17	Letter Agreement, dated January 8, 2018, between Adrian Button and NCR Corporation (Exhibit 10.3 to the First Quarter 2021 Quarterly Report). *

10.18	Letter Agreement, dated October 1, 2021, between Don Layden and NCR Corporation (Exhibit 10.2 to the First Quarter 2022 Quarterly Report). *

10.19	Receivables Purchase Agreement, dated as of September 30, 2021, by and among NCR Receivables LLC, as seller, NCR Canada Receivables LP, as guarantor, NCR Corporation, as servicer, NCR Canada Corp., as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto, as purchasers (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2021 (the “September 30, 2021 Form 8-K”)).

10.19.1	Amended and Restated Purchase and Sale Agreement, dated as of September 30, 2021, among NCR Receivables LLC, as buyer, and NCR Corporation, Cardtronics USA, Inc., ATM National, LLC and the other originators from time to time party thereto, as originators (Exhibit 10.2 to the September 30, 2021 Form 8-K).

10.19.2	Canadian Purchase and Sale Agreement, dated as of September 30, 2021, among NCR Canada Receivables LP, as buyer, and NCR Canada Corp. and the other originator originators from time to time party thereto, as originators (Exhibit 10.3 to the September 30, 2021 Form 8-K).

10.19.3	Performance Guaranty, dated as of September 30, 2021, by NCR Corporation, as performance guarantor, and PNC Bank, National Association, as administrative agent (Exhibit 10.4 to the September 30, 2021 Form 8-K).

10.19.4	First Amendment to the Receivables Purchase Agreement, dated as of August 22, 2022, by and among NCR Receivables LLC, NCR Canada Receivables, LP, NCR Corporation, NCR Canada Corp., MUFG Bank, Ltd., Victory Receivables Corporation, PNC Bank, National Association, and PNC Capital Markets LLC. (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2022 (the “Third Quarter 2022 Quarterly Report”)).

10.19.5	Second Amendment to the Receivables Purchase Agreement, dated as of September 20, 2022, by and among NCR Receivables LLC, NCR Canada Receivables, LP, NCR Corporation, NCR Canada Corp., MUFG Bank, Ltd., Victory Receivables Corporation, PNC Bank, National Association, and PNC Capital Markets LLC. (Exhibit 10.2 to the Third Quarter 2022 Quarterly Report).

10.19.6	Third Amendment to the Receivables Purchase Agreement, dated as of December 27, 2022, by and among NCR Receivables LLC, NCR Canada Receivables, LP, NCR Corporation, NCR Canada Corp., MUFG Bank, Ltd., Victory Receivables Corporation, PNC Bank, National Association, and PNC Capital Markets LLC.

21	Subsidiaries of NCR Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from NCR Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statements of operations for the fiscal years ended December 31, 2022, 2021 and 2020; (ii) consolidated statements of comprehensive income for the fiscal years ended December 31, 2022, 2021 and 2020; (iii) consolidated balance sheets as of December 31, 2022 and 2021; (iv) consolidated statements of cash flows for the fiscal years ended December 31, 2022, 2021 and 2020; (v) consolidated statements of changes in stockholders’ equity for fiscal years ended December 31, 2022, 2021 and 2020; and (vi) the notes to the consolidated financial statements.

104	Cover Page Interactive Data File, formatted in inline XBRL and contained in Exhibit 101.

* Management contracts or compensatory plans/arrangements.

Item 16.     FORM 10-K SUMMARY

None.

NCR Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2022
Allowance for doubtful accounts	$24	$23	$—	$13	$34
Deferred tax asset valuation allowance	$368	$133	$23	$76	$448

Year Ended December 31, 2021
Allowance for doubtful accounts	$51	$2	$—	$29	$24
Deferred tax asset valuation allowance	$341	$45	$21	$39	$368

Year Ended December 31, 2020
Allowance for doubtful accounts	$44	$33	$—	$26	$51
Deferred tax asset valuation allowance	$352	$26	$10	$47	$341

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	February 27, 2023	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Senior Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ Frank R. Martire	Executive Chairman
Frank R. Martire

	/s/ Michael D. Hayford	Chief Executive Officer and Director
	Michael D. Hayford	(Principal Executive Officer)

	/s/ Timothy C. Oliver	Senior Executive Vice President and Chief Financial Officer
	Timothy C. Oliver	(Principal Financial Officer)

	/s/ Beth A. Potter	Chief Accounting Officer
	Beth A. Potter	(Principal Accounting Officer)

	/s/ Mark W. Begor	Director
Mark W. Begor

	/s/ Gregory Blank	Director
Gregory Blank

	/s/ Catherine L. Burke	Director
Catherine L. Burke

	/s/ Deborah A. Farrington	Director
Deborah A. Farrington

	/s/ Georgette D. Kiser	Director
Georgette D. Kiser

	/s/ Kirk T. Larsen	Director
Kirk T. Larsen

	/s/ Martin Mucci	Director
Martin Mucci

	/s/ Joseph E. Reece	Director
Joseph E. Reece

	/s/ Laura J. Sen	Director
Laura J. Sen

	/s/ Glenn W. Welling	Director
Glenn W. Welling

Date:	February 27, 2023