Form 10-Q
period 2023-03-31
NCR CORP
filed 2023-05-05
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of April 21, 2023, there were approximately 140.4 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2023	2022
Product revenue	$521	$516
Service revenue	1,370	1,350
Total revenue	1,891	1,866
Cost of products	456	492
Cost of services	969	963
Selling, general and administrative expenses	292	313
Research and development expenses	64	65
Total operating expenses	1,781	1,833
Income (loss) from operations	110	33
Interest expense	(83)	(63)
Other income (expense), net	(3)	9
Income (loss) from continuing operations before income taxes	24	(21)
Income tax expense (benefit)	14	13
Income (loss) from continuing operations	10	(34)
Income (loss) from discontinued operations, net of tax	—	(1)
Net income (loss)	10	(35)
Net income (loss) attributable to noncontrolling interests	1	(1)
Net income (loss) attributable to NCR	$9	$(34)
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$9	$(33)
Series A convertible preferred stock dividends	(4)	(4)
Income (loss) from continuing operations attributable to NCR common stockholders	5	(37)
Income (loss) from discontinued operations, net of tax	—	(1)
Net income (loss) attributable to NCR common stockholders	$5	$(38)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.04	$(0.27)
Diluted	$0.04	$(0.27)
Net income (loss) per common share
Basic	$0.04	$(0.28)
Diluted	$0.04	$(0.28)
Weighted average common shares outstanding
Basic	139.6	135.7
Diluted	141.7	135.7
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2023	2022
Net income (loss)	$10	$(35)
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (loss)	4	(26)
Derivatives
Unrealized gains (loss) on derivatives	(11)	57
Loss (gains) on derivatives recognized during the period	(19)	1
Less income tax	7	(13)
Employee benefit plans
Amortization of prior service cost (benefit)	—	(1)
Amortization of actuarial loss (gains)	(1)	—
Less income tax	—	—
Other comprehensive income (loss)	(20)	18
Total comprehensive income (loss)	(10)	(17)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	1	(1)
Currency translation losses	(1)	—
Amounts attributable to noncontrolling interests	—	(1)
Comprehensive income (loss) attributable to NCR	$(10)	$(16)
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$519	$505
Accounts receivable, net of allowances of $37 and $34 as of March 31, 2023 and December 31, 2022, respectively	1,009	1,083
Inventories	792	772
Restricted cash	257	228
Prepaid and other current assets	493	494
Total current assets	3,070	3,082
Property, plant and equipment, net	681	663
Goodwill	4,542	4,540
Intangibles, net	1,105	1,145
Operating lease assets	353	371
Prepaid pension cost	217	212
Deferred income taxes	595	598
Other assets	879	896
Total assets	$11,442	$11,507
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$105	$104
Accounts payable	952	942
Payroll and benefits liabilities	223	207
Contract liabilities	631	537
Settlement liabilities	269	250
Other current liabilities	636	673
Total current liabilities	2,816	2,713
Long-term debt	5,406	5,561
Pension and indemnity plan liabilities	615	614
Postretirement and postemployment benefits liabilities	88	91
Income tax accruals	97	97
Operating lease liabilities	340	353
Other liabilities	317	324
Total liabilities	9,679	9,753
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; redemption amount and liquidation preference of $276 as of March 31, 2023 and December 31, 2022, respectively	275	275
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 140.1 and 138.0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Paid-in capital	727	704
Retained earnings	1,080	1,075
Accumulated other comprehensive loss	(319)	(300)
Total NCR stockholders’ equity	1,489	1,480
Noncontrolling interests in subsidiaries	(1)	(1)
Total stockholders’ equity	1,488	1,479
Total liabilities and stockholders’ equity	$11,442	$11,507
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2023	2022
Operating activities
Net income (loss)	$10	$(35)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	—	1
Depreciation and amortization	151	147
Stock-based compensation expense	32	34
Deferred income taxes	6	4
Loss (gain) on disposal of property, plant and equipment and other assets	2	2
(Gain) loss on divestiture	(3)	—
Changes in assets and liabilities, net of effects of business acquired:
Receivables	63	(129)
Inventories	(45)	(77)
Current payables and accrued expenses	20	(63)
Contract liabilities	95	105
Employee benefit plans	(16)	(8)
Other assets and liabilities	2	57
Net cash provided by operating activities	$317	$38
Investing activities
Expenditures for property, plant and equipment	$(19)	$(15)
Additions to capitalized software	(64)	(65)
Business acquisitions, net of cash acquired	(6)	(1)
Proceeds from divestiture, net	3	—
Other investing activities, net	—	(5)
Net cash used in investing activities	$(86)	$(86)
Financing activities
Short term borrowings, net	$—	$2
Payments on term credit facilities	(26)	(2)
Payments on revolving credit facilities	(448)	(279)
Borrowings on revolving credit facilities	318	312
Cash dividend paid for Series A preferred shares dividends	(4)	(4)
Proceeds from employee stock plans	6	6
Tax withholding payments on behalf of employees	(16)	(36)
Net change in client funds obligations	—	6
Principal payments for finance lease obligations	(5)	(4)
Net cash provided by (used in) financing activities	$(175)	$1
Cash flows from discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	$(6)	$(4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(6)
Increase (decrease) in cash, cash equivalents, and restricted cash	40	(57)
Cash, cash equivalents and restricted cash at beginning of period	740	749
Cash, cash equivalents and restricted cash at end of period	$780	$692

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

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2022	138	$1	$704	$1,075	$(300)	$(1)	$1,479
Comprehensive income:
Net income (loss)	—	—	—	9	—	1	10
Other comprehensive income (loss)	—	—	—	—	(19)	(1)	(20)
Total comprehensive income (loss)	—	—	—	9	(19)	—	(10)
Employee stock purchase and stock compensation plans	2	—	23	—	—	—	23
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2023	140	$1	$727	$1,080	$(319)	$(1)	$1,488

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2021	132	$1	$515	$1,031	$(291)	$3	$1,259
Comprehensive income:
Net income (loss)	—	—	—	(34)	—	(1)	(35)
Other comprehensive income (loss)	—	—	—	—	18	—	18
Total comprehensive income (loss)	—	—	—	(34)	18	(1)	(17)
Employee stock purchase and stock compensation plans	3	—	19	—	—	—	19
Stock issued in acquisition of LibertyX	1	—	68	—	—	—	68
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2022	136	$1	$602	$993	$(273)	$2	$1,325

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Corporation (“NCR”, the “Company”, “we” or “us”) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2022 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with NCR’s Form 10-K for the year ended December 31, 2022.

Announcement of Planned Separation On September 15, 2022, NCR announced a plan to separate into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs. The separation is intended to be structured in a tax-free manner. The separation transaction will follow the satisfaction of customary conditions, including effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and the completion of audited financial statements. The current target is to complete the separation in the fourth quarter of 2023.

In connection with the planned separation into two independent, publicly traded companies, the restricted stock units and stock options of certain members of executive management, including our named executive officers, will be converted into restricted stock units and stock options of NCR (RemainCo) and NCR ATMCo (SpinCo) on the same basis as is applicable to our stockholders.

Use of Estimates The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported.

Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
particular, a number of estimates have been and will continue to be affected by the ongoing variants of the coronavirus (COVID-19) pandemic, macroeconomic pressures and geopolitical challenges. The ultimate impact on our overall financial condition and operating results will depend on the duration and severity of the pandemic, supply chain challenges and cost escalations including materials, interest, labor and freight, and any additional governmental and public actions taken in response. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects of these external factors. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than the items discussed below and within the Notes to Condensed Consolidated Financial Statements, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure.

Cyber ransomware incident On April 13, 2023, NCR determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, NCR immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. We believe this incident is limited to specific functionality in Aloha cloud-based services and Counterpoint. At this time, our ongoing investigation also indicates no financial reporting systems were impacted.

We have incurred, and may continue to incur, certain expenses related to this attack, including expenses to respond to, remediate and investigate this matter. While the Company’s response to this incident is ongoing, at this time we do not believe such impact of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident. We continue to assess the security event and cannot definitively determine, at this time, the full extent of the impact from such event on our business, results of operations or financial condition or whether such impact will ultimately have a material adverse effect.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Other In the first quarter of 2023, the Company recorded a $10 million out-of-period adjustment to increase operating expenses and an employee-related liability in order to correct for an understatement of such same balances during the fourth quarter of 2022. The Company evaluated the impact of the error and out-of-period adjustment and concluded it was not material to any previously issued interim or annual consolidated financial statements and the adjustment is not expected to be material to the year ending December 31, 2023.

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions		March 31
	Balance Sheet Location	2023	2022
Cash and cash equivalents	Cash and cash equivalents	$519	$412
Short term restricted cash	Restricted cash	8	—
Long term restricted cash	Other assets	4	7
Funds held for client	Restricted cash	—	54
Cash included in settlement processing assets	Restricted cash	249	219
Total cash, cash equivalents and restricted cash		$780	$692

Contract Assets and Liabilities The following table presents the net contract liability balances as of March 31, 2023 and December 31, 2022.

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2023	December 31, 2022
Current portion of contract liabilities	Contract liabilities	$631	$537
Non-current portion of contract liabilities	Other liabilities	$50	$49

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
During the three months ended March 31, 2023, the Company recognized $214 million in revenue that was included in contract liabilities as of December 31, 2022. During the three months ended March 31, 2022, the Company recognized $228 million in revenue that was included in contract liabilities as of December 31, 2021.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.0 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements

In October 2021, the FASB issued accounting standards update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, with new guidance for contract assets and contract liabilities acquired in a business combination. The new guidance requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The accounting standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective date. The adoption of this accounting standards update did not have a material effect on the Company's net income, cash flows, earnings per share or financial condition.

Although there are other new accounting pronouncements issued by the FASB and adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements had a material impact on its condensed consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

Although there are new accounting pronouncements issued by the FASB and not yet adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements will have a material impact on its condensed consolidated financial statements.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The fair value of consideration transferred to acquire LibertyX was allocated to the identifiable assets and acquired liabilities assumed based upon their estimated fair values as of the date of acquisition. The allocation of purchase price was finalized as of December 31, 2022.

3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of March 31, 2023 and December 31, 2022 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2022						March 31, 2023
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Retail	$995	$(34)	$961	$—	$—	$1	$996	$(34)	$962
Hospitality	288	(23)	265	—	—	1	289	(23)	266
Digital Banking	594	—	594	—	—	—	594	—	594
Payments & Network	1,036	—	1,036	—	—	—	1,036	—	1,036
Self-Service Banking	1,633	(101)	1,532	—	—	—	1,633	(101)	1,532
Other(1)	163	(11)	152	—	—	—	163	(11)	152
Total goodwill	$4,709	$(169)	$4,540	$—	$—	$2	$4,711	$(169)	$4,542

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

	Amortization Period (in Years)	March 31, 2023		December 31, 2022
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$1,103	$(482)	$1,103	$(463)
Intellectual property	2 - 8	1,030	(577)	1,030	(558)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	130	(99)	128	(95)
Total identifiable intangible assets		$2,352	$(1,247)	$2,350	$(1,205)

Amortization expense related to identifiable intangible assets for the following periods is:.

	Three months ended March 31
In millions	2023	2022
Amortization expense	$42	$41

The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2023	2024	2025	2026	2027	2028
Amortization expense	$131	$162	$150	$139	$124	$106

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. SEGMENT INFORMATION AND CONCENTRATIONS

The Company manages and reports its operations in the following segments:

•Retail - We offer software-led solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from point-of-sale ("POS"), to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions include retail-oriented technologies such as comprehensive API-point of sale retail software platforms and applications, hardware terminals, self-service kiosks including self-checkout ("SCO"), payment processing and merchant acquiring solutions, and bar-code scanners.

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

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia in the first quarter of 2022. As of March 31, 2023, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three months ended March 31, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
We recognized a pre-tax net loss of $19 million for the three months ended March 31, 2022 related to these actions, recognized primarily in Cost of products, Cost of services and Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. No charges have been recognized for the three months ended March 31, 2023. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.

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
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended March 31
	2023	2022
Revenue by segment
Retail	$552	$546
Hospitality	223	211
Digital Banking	136	136
Payments & Network	323	299
Self-Service Banking	613	611
Other	54	68
Eliminations	(10)	(8)
Total segment revenue	$1,891	$1,863
Other adjustment (1)	—	3
Consolidated revenue	$1,891	$1,866

Adjusted EBITDA by segment
Retail	$97	$67
Hospitality	53	41
Digital Banking	49	56
Payments & Network	83	98
Self-Service Banking	138	112
Corporate and Other	(110)	(97)
Eliminations	(8)	(6)
Total Adjusted EBITDA	$302	$271
(1) Other adjustment reflects the revenue attributable to the Company's operations in Russia for the three months ended March 31, 2022 that were excluded from management's measure of revenue due to our previous announcement to suspend sales to Russia and orderly wind down of our operations in Russia beginning in the first quarter of 2022.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table reconciles net income (loss) from continuing operations attributable to NCR to Adjusted EBITDA:

In millions	Three months ended March 31
	2023	2022
Net income (loss) from continuing operations attributable to NCR	$9	$(33)
Transformation and restructuring costs	—	27
Acquisition-related amortization of intangibles	42	41
Acquisition-related costs	—	5
Interest expense	83	63
Interest income	(3)	(1)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	106	103
Income tax expense (benefit)	14	13
Stock-based compensation expense	32	34
Separation costs	19	—
Russia	—	19
Total Adjusted EBITDA	$302	$271

The following table presents revenue by geography for NCR:

In millions	Three months ended March 31
	2023	2022
United States	$1,093	$997
Americas (excluding United States)	182	184
Europe, Middle East and Africa	412	466
Asia Pacific	204	219
Total revenue	$1,891	$1,866

The following table presents the recurring revenue for NCR:

In millions	Three months ended March 31
	2023	2022
Recurring revenue (1)	$1,229	$1,179
All other products and services	662	687
Total revenue	$1,891	$1,866

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	March 31, 2023		December 31, 2022
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$101	7.08%	$100	6.54%
Other (1)	4	7.13%	4	7.05%
Total short-term borrowings	$105		$104
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$1,752	7.18%	$1,778	6.69%
Revolving credit facility (1)	393	7.07%	523	6.79%
Senior notes:
5.750% Senior Notes due 2027	500		500
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		1,200
6.125% Senior Notes due 2029	500		500
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(47)		(49)
Other (1)	8	7.28%	9	7.1%
Total long-term debt	$5,406		$5,561

(1)    Interest rates are weighted-average interest rates as of March 31, 2023 and December 31, 2022.

Senior Secured Credit Facility The Company is party to a Senior Secured Credit Facility, as amended, which provides for a senior secured term loan A facility in an aggregate principal amount of $1.305 billion (the “TLA Facility”), a senior secured term loan B facility in an aggregate principal amount of $750 million (the “TLB Facility” and together with the TLA Facility, the “Term Loan Facilities”), and a revolving credit facility with commitments in an initial aggregate principal amount of $1.3 billion (the “Revolving Credit Facility”).

As of March 31, 2023, the term loan facilities (the TLA Facility and the TLB Facility) under the Senior Secured Credit Facility have an aggregate principal amount of $2.055 billion, of which $1.853 billion remained outstanding. Additionally, as of March 31, 2023, there was $393 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and, as of March 31, 2023, outstanding letters of credit were $29 million. Our borrowing capacity under our Revolving Credit Facility was $878 million at March 31, 2023.

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
Senior Unsecured Notes The Company's senior unsecured notes are guaranteed by certain of the Company's domestic material subsidiaries (including the Guarantor Subsidiary and the Cardtronics Guarantors that joined as guarantors on October 14, 2021), which have guaranteed fully and unconditionally the obligations to pay principal and interest for the Company's senior unsecured notes. The terms of the indentures for the Company's senior unsecured notes limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional debt or issue redeemable preferred stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of the Company's subsidiaries to pay dividends to the Company; enter into affiliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's or such subsidiaries' assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an “investment grade” rating by Moody's or S&P and no default has occurred or is continuing, certain covenants will be terminated.

Other Debt In December 2022, the Company entered into a borrowing agreement with Banc of America Leasing & Capital, LLC to direct funds to NCR in exchange for installment repayments and for security interest in ATM equipment in corresponding ATM-as-a-Service ("ATMaaS") contracts. The total amount available under the financing program is $20 million with repayment terms up to four years. As of March 31, 2023 and December 31, 2022, total debt outstanding under the financing program was $12 million with a weighted average interest rate of 7.20% and a weighted average term of 3.7 years.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2023 and December 31, 2022 was $5.18 billion and $5.25 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

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

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to PNC and the other unaffiliated purchasers such that the total outstanding balance of trade receivables sold can be up to $300 million at any point in time, which is the maximum purchase commitment of PNC and the other unaffiliated purchasers. The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment of $300 million. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE to PNC and the other unaffiliated purchasers is approximately $283 million and $300 million as of March 31, 2023 and December 31, 2022, respectively. Excluding the trade receivables sold to PNC and other unaffiliated purchasers, the SPEs collectively owned $283 million and $321 million of trade receivable as of March 31, 2023 and December 31, 2022, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Continuous cash activity related to the T/R Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. During the three months ended March 31, 2023, the Company paid $23 million to PNC and the other unaffiliated purchasers and received $23 million as the outstanding balance of receivables sold fluctuated during the quarter. The U.S. SPE incurs fees due and payable to PNC and the other unaffiliated purchasers participating in the T/R Facility. Those fees, which are immaterial, are recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of PNC and the other unaffiliated purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold to PNC or the other unaffiliated purchasers. The reserve recognized for this recourse obligation as of March 31, 2023 is not material.

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

The T/R Facility includes other customary representations and warranties, affirmative and negative covenants and default and termination provisions, which provide for the acceleration of amounts owed to PNC and the other unaffiliated purchasers thereunder in circumstances including, but not limited to, failure to pay capital or yield when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $14 million for the three months ended March 31, 2023 compared to income tax expense of $13 million for the three months ended March 31, 2022. The change was primarily driven by higher income before taxes in the three months ended March 31, 2023, compared to the prior year. The Company did not recognize any material discrete tax expenses or benefits in either period.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of March 31, 2023, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $3 million to $5 million in the next 12 months.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8. STOCK COMPENSATION PLANS

As of March 31, 2023, the Company’s stock-based compensation consisted of restricted stock units, employee stock purchase plan and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended March 31
	2023	2022
Restricted stock units	$28	$26
Stock options	2	5
Employee stock purchase plan	2	3
Stock-based compensation expense	32	34
Tax benefit	—	(3)
Stock-based compensation expense (net of tax)	$32	$31
Stock-based compensation expense is recognized in the Condensed Consolidated Financial Statements based upon fair value.

On February 13, 2023, the Company granted market-based restricted stock units vesting on December 31, 2025. The number of awards that vest are subject to the compound annual growth rate ("CAGR") of the Company's stock price from January 1, 2023 to December 31, 2025 (the "performance period"), subject to an alternative level of achievement based on the Company's relative total shareholder return ranking among a comparison group. The fair value of the awards was determined to be $35.04 per share based on using a Monte-Carlo simulation model and will be recognized over the requisite service period.

Approximately 50% of these market-based restricted stock units granted include an accelerated vesting provision if a Qualified Transaction, as defined in the award agreement, takes place during the performance period (with a minimum vesting period of one year from the grant date). Upon the occurrence of a Qualified Transaction, the number of shares that vest are then based on the Company's 20-day volume-weighted average closing stock price immediately preceding the transaction date. If a qualifying transaction is deemed probable, the award will be recognized over the adjusted requisite service period at a fair value determined using a Monte-Carlo simulation model ranging from $35.09 to $41.77 per unit, dependent upon the estimated timing of the transaction. Transactions of this nature are subject to many variables that are highly uncertain, including the receipt of regulatory approvals and market conditions.

The table below details the significant assumptions used in determining the fair value of the market-based restricted stock units granted on February 13, 2023:

Dividend yield	—%
Risk-free interest rate	4.15%
Expected volatility	55.90%

Expected volatility for these restricted stock units is calculated as the historical volatility of the Company’s stock over a period of approximately three years, as management believes this is the best representation of prospective trends. The risk-free interest rate was determined based on a three year U.S. Treasury yield curve in effect at the time of the grant.

As of March 31, 2023, the total unrecognized compensation cost of $229 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.2 years. As of March 31, 2023, the total unrecognized compensation cost related to unvested stock option grants was approximately zero.

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

For the three months ended March 31, 2023, employees purchased 0.3 million shares, at a discounted price of $20.05. For the three months ended March 31, 2022, employees purchased 0.3 million shares, at a discounted price of $34.16.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended March 31 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2023	2022	2023	2022	2023	2022
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	18	10	7	3	25	13
Expected return on plan assets	(17)	(17)	(8)	(7)	(25)	(24)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic benefit cost (income)	$1	$(7)	$—	$(3)	$1	$(10)

Net postretirement benefit was zero for the three months ending March 31, 2023 and 2022.

Components of the net cost of the postemployment plan for the following periods were:

	Three months ended March 31
In millions	2023	2022
Net service cost	$3	$13
Interest cost	1	1
Amortization of:
Prior service benefit	—	(1)
Actuarial gain	(1)	—
Net benefit cost	$3	$13

Employer Contributions

Pension For the three months ended March 31, 2023, NCR contributed $4 million, to its international pension plans. NCR anticipates contributing an additional $16 million to its international pension plans for a total of $20 million in 2023.

Postretirement For the three months ended March 31, 2023, NCR made no contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $2 million in 2023.
Postemployment For the three months ended March 31, 2023, NCR contributed $14 million to its postemployment plan. NCR anticipates contributing an additional $61 million to its postemployment plan for a total of $75 million in 2023.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Legal Matters During August 2019, a suit was filed against the Company by Pennsylvania-based CloudofChange LLC alleging willful infringement by NCR for its use of its NCR Silver point-of-sale offering. On October 27, 2022, the court in the Western District of Texas denied the Company's post-trial motion in this matter for judgment as a matter of law or alternatively for a new trial, resulting in a ruling against the Company in an amount of $13 million. The Company remains committed to its position that NCR Silver does not infringe the CloudofChange LLC patents and will vigorously defend its position on appeal. The Company has already engaged experienced appellate counsel and immediately filed its notice of appeal. The Company evaluated the matter in accordance with ASC 450, Contingencies, and concluded that, as of March 31, 2023, a loss of up to $13 million is reasonably possible, but not probable and, therefore, no accrual has been recorded.

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

The cost of the Fox River remediation has been shared with three parties (the previously reported API having fully satisfied its obligations in 2016, and is now bankrupt): B.A.T. Industries p.l.c. (“BAT”) as co-obligor, and AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) as indemnitors. Under a 1998 Cost Sharing Agreement and subsequent 2005 arbitration award (collectively, the “Cost Sharing Agreement”), from 2008 through 2014, BAT paid 60% of the cost of the Fox River clean-up and natural resource damages (“NRD”). Pursuant to a September 30, 2014 Funding Agreement (the “Funding Agreement”), BAT funded 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides NCR contractual avenues for a future payment of, via direct and third-party sources, (1) the difference between BAT’s 60% obligation under the Cost Sharing Agreement on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement for the period from April 2012 through September 2014 (collectively, the “Funding Agreement Receivable”). Pursuant to a June 12, 2015 Letter Agreement, NCR's contractual avenue for direct payment by BAT was effectively stayed pending completion of other unrelated lawsuits by BAT against third-parties. As of March 31, 2023 and December 31, 2022, the Funding Agreement Receivable was approximately $54 million and was included in Other assets in the Condensed Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River remaining reserve.

Additionally, under a 1996 Divestiture Agreement, AT&T and Nokia have been responsible severally (not jointly) for indemnifying NCR for certain portions of the amounts paid by NCR for the Fox River matter over a defined threshold and subject to certain offsets for insurance recoveries and net tax benefits (the “Divestiture Agreement Offsets”), if any. (The

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Divestiture Agreement governs certain aspects of AT&T's divestiture of NCR and of what was then known as Lucent Technologies.) Those companies have made the payments requested of them by the Company on an ongoing basis.

There could be additional changes to some elements of the Company's remaining obligation over upcoming periods, in view of a final reconciliation of the Funding Agreement Receivable and the Divestiture Agreement Offsets. Thus, there can be no assurance that unexpected expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of March 31, 2023 and December 31, 2022, we have no remaining liability for remedial obligations for the Fox River matter. As of March 31, 2023 and December 31, 2022, the liability subject to final reconciliation with indemnitors under the Divestiture Agreement was approximately $22 million.

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
As of March 31, 2023 and December 31, 2022, the total reserve for Kalamazoo was $86 million and $90 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors' and indemnitors' obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $155 million and the Company will continue to pursue such contribution.

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

Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of March 31, 2023, NCR had disposed of approximately 96% of its lower-concentration wastes and approximately 67% of its higher-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. The government has given its final approvals, and the Company started to dispose of the high-concentration wastes in 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company adjusted its existing reserve for the matter to take into account this cost estimate. The reserve as of March 31, 2023 and December 31, 2022 is $7 million. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through March 31, 2023, NCR has received a combined gross total of approximately $212 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but it has recovered some amounts as a result of settlement discussions with certain carriers. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.

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

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of March 31, 2023 and December 31, 2022, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

The Company recorded the activity related to the warranty reserve for the three months ended March 31 as follows:

In millions	2023	2022
Warranty reserve liability
Beginning balance as of January 1	$13	$19
Accruals for warranties issued	4	5
Settlements (in cash or in kind)	(5)	(7)
Ending balance as of March 31	$12	$17

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

11. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended March 31, 2023 and 2022, the Company paid cash dividends of $4 million.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of March 31, 2023 and December 31, 2022, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million shares.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2023	2022
Numerator:
Income (loss) from continuing operations	$9	$(33)
Dividends on Series A Convertible Preferred Stock	(4)	(4)
Income (loss) from continuing operations attributable to NCR common stockholders	5	(37)
Income (loss) from discontinued operations, net of tax	—	(1)
Net income (loss) attributable to NCR common stockholders	$5	$(38)

Denominator:
Basic weighted average number of shares outstanding	139.6	135.7

Basic earnings per share:
From continuing operations	$0.04	$(0.27)
From discontinued operations	—	(0.01)
Total basic earnings per share	$0.04	$(0.28)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2023	2022
Numerator:
Income (loss) from continuing operations	$9	$(33)
Dividends on Series A Convertible Preferred Stock	(4)	(4)
Income (loss) from continuing operations attributable to NCR common stockholders	5	(37)
Income from discontinued operations, net of tax	—	(1)
Net income (loss) attributable to NCR common stockholders	$5	$(38)

Denominator:
Basic weighted average number of shares outstanding	139.6	135.7
Dilutive effect of restricted stock units and stock options	2.1	—
Weighted average diluted shares	141.7	135.7

Diluted earnings per share:
From continuing operations	$0.04	$(0.27)
From discontinued operations	—	(0.01)
Total diluted earnings per share	$0.04	$(0.28)

For the three months ended March 31, 2023, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. Additionally, weighted

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
average restricted stock units and stock options of 12.9 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of March 31, 2023 and December 31, 2022, the balance in AOCI related to foreign exchange derivative transactions was zero.

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

At March 31, 2023, each of our outstanding Interest Rate Derivative agreements were determined to be highly effective. Amounts reported in Accumulated other comprehensive income related to these derivatives will be reclassified to Cost of services as payments are made on the Company’s vault cash rental obligations. Unrealized gains on terminated interest rate swap and cap agreements reported in Accumulated other comprehensive income will be reclassified to Interest expense and Cost of services ratably over terms corresponding to the original agreements. As of March 31, 2023 and December 31, 2022, the balance in AOCI related to Interest Rate Derivatives was $86 million and $109 million, respectively.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2023
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Prepaid and other current assets		$33	Other current liabilities		$—
Interest rate swap contracts	Other Assets		11	Other liabilities		—
Total derivatives designated as hedging instruments		$2,431	$44		$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$1	Other current liabilities		$(1)
Total derivatives not designated as hedging instruments		$268	$1		$482	$(1)
Total derivatives			$45			$(1)

	Fair Values of Derivative Instruments
	December 31, 2022
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Prepaid and other current assets		$36	Other current liabilities		$—
Interest rate swap contracts	Other Assets		27	Other liabilities		—
Total derivatives designated as hedging instruments		$2,423	$63		$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$1	Other current liabilities		$(2)
Total derivatives not designated as hedging instruments		$376	$1		$373	$(2)
Total derivatives			$64			$(2)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2023	For the three months ended March 31, 2022	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Interest rate contracts	$(11)	$32	Cost of services	$(15)	$1
Interest rate contracts	$—	$25	Interest expense	$(4)	$—

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended March 31
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2023	2022
Foreign exchange contracts	Other income (expense), net	$(5)	$(6)

The following tables show the impact of the Company's cash flow hedge accounting relationships on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023 and 2022.

	Location and Amount of (Gain) Loss Recognized in Income on Cash Flow Hedging Relationships for the quarters ended March 31:
In millions	Cost of Services		Interest Expense
	2023	2022	2023	2022
Total amount of expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$969	$963	$83	$63

Amount of (gain) loss reclassified from Accumulated other comprehensive loss, net of expense	$(15)	$1	$(4)	$—

As of March 31, 2023, the Company expects to reclassify $45 million of net derivative-related gains contained in Accumulated other comprehensive loss into earnings during the next twelve months.

Refer to Note 14, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2023 and December 31, 2022, we did not have any major concentration of credit risk related to financial instruments.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are set forth as follows:

	March 31, 2023
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$12	$12	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate swap agreements (3)	44	—	44	—
Total	$57	$12	$45	$—
Liabilities:
Foreign exchange contracts (4)	1	—	1	—
Total	$1	$—	$1	$—

	December 31, 2022
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$16	$16	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate swap and cap agreements (3)	63	—	63	—
Total	$80	$16	$64	$—
Liabilities:
Foreign exchange contracts (4)	2	—	2	—
Total	$2	$—	$2	$—

(1)    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)    Included in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.
(3)    Included in Prepaid and other current assets and Other assets in the Condensed Consolidated Balance Sheets.
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of March 31, 2023, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three months ended March 31, 2023 and 2022.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2022	$(404)	$(5)	$109	$(300)
Other comprehensive income (loss) before reclassifications	5	—	(9)	(4)
Amounts reclassified from AOCI	—	(1)	(14)	(15)
Net current period other comprehensive (loss) income	5	(1)	(23)	(19)
Balance as of March 31, 2023	$(399)	$(6)	$86	$(319)

Reclassifications Out of AOCI

	For the three months ended March 31, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	(1)	—	(15)	(16)
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	(4)	(4)
Total before tax	$(1)	$—	$(19)	$(20)
Tax expense				5
Total reclassifications, net of tax				$(15)

For the three months ended March 31, 2022
Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	1	—
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	—	—
Total before tax	$—	$(1)	$1	$—
Tax expense				—
Total reclassifications, net of tax				$—

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	March 31, 2023	December 31, 2022
Accounts receivable
Trade	$984	$1,056
Other	62	61
Accounts receivable, gross	1,046	1,117
Less: allowance for credit losses	(37)	(34)
Total accounts receivable, net	$1,009	$1,083
Our allowance for credit losses as of March 31, 2023 and December 31, 2022 was $37 million and $34 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for the three months ended March 31, 2023 was an expense of $4 million. The impact to our allowance for credit losses for the the three months ended March 31, 2022 was an expense of $4 million. The Company recorded write-offs against the reserve for the three months ended March 31, 2023 and 2022 of $1 million and $2 million, respectively.
The components of inventory are summarized as follows:

In millions	March 31, 2023	December 31, 2022
Inventories
Work in process and raw materials	$115	$107
Finished goods	256	252
Service parts	421	413
Total inventories	$792	$772

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1. Financial Statements of this Form 10-Q and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Our discussion within MD&A is organized as follows:

•Overview. This section contains background information on our company, summary of significant themes and events during the quarter as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three months ended March 31, 2023 to the results for the three months ended March 31, 2022.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at March 31, 2023.

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

We manage our operations in the following segments: Retail, Hospitality, Digital Banking, Payments & Network, and Self-Service Banking.

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
SIGNIFICANT THEMES AND EVENTS

As more fully discussed in later sections of this MD&A, the following were significant themes and events for the first quarter of 2023.

•Revenue of $1,891 million, up 1% compared to the prior year period, and up 4% excluding foreign currency impacts
◦Recurring revenue increased 4% from the prior year and comprised 65% of total consolidated revenue
•Continued strength in strategic initiatives
•Planned separation of NCR into two independent, publicly traded companies announced on September 15, 2022 continues

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

On September 15, 2022, NCR announced a plan to separate into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs. The commerce company is expected to be a growth business positioned to leverage NCR’s software-led model to continue transforming, connecting and running global retail, hospitality and digital banking. We believe it will enhance common solutions to drive innovation and boost operational efficiency. The commerce company is expected to also reinvest in the business to accelerate growth and recurring revenue.

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

The separation is intended to be structured in a tax-free manner. The separation transaction will follow the satisfaction of customary conditions, including effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and the completion of audited financial statements. The current target is to complete the separation in the fourth quarter of 2023.

Should alternative options become available in the future that could deliver superior value to our shareholders than the planned separation, such as a whole or partial company sale of NCR, the Board remains open to considering alternative scenarios.

Cybersecurity Risk Management

Similar to most companies, NCR and its customers are subject to more frequent and increasingly sophisticated cybersecurity attacks (including the ransomware incident announced April 17, 2023). The Company maintains cybersecurity risk management policies and procedures including disclosure controls, which it regularly evaluates for updates, for handling and responding to cybersecurity events. These policies and procedures include internal notifications and engagements and, as necessary, cooperation with law enforcement. Personnel involved in handling and responding to cybersecurity events periodically undertake tabletop exercises to simulate an event. Our internal notification procedures include notifying the applicable Company attorneys, which, depending on the level of severity assigned to the event, may include direct notice to, among others, the Company’s General Counsel, Ethics & Compliance Officer, and Chief Privacy Officer. Company attorneys support efforts to evaluate the materiality of any incidents, determine whether notice to third parties such as customers or vendors is required, determine whether any prohibition on insider trading is appropriate, and assess whether disclosure to stockholders or governmental filings, including with the SEC, are required. Our internal notification procedures also include notifying various NCR Information Technology Services managers, subject matter experts in the Company’s software department and Company leadership, depending on the level of severity assigned to the event.

For further information on potential risks and uncertainties, see Part 1, Item 1A "Risk Factors," of the 2022 Form 10-K and Part II, Item 1A "Risk Factors," of this Form 10-Q, as applicable.

Impacts from Geopolitical and Macroeconomic Challenges

We continue to be exposed to macroeconomic pressures as a result of supply chain challenges, foreign currency fluctuations, and spikes in interest rates, commodity and energy prices as a result of geopolitical challenges. We continue to navigate through these challenges with a sharp focus on and goal of safeguarding our employees, helping our customers and managing impacts on our supply chain. Despite the rapidly changing environment, our teams are executing at a high level and we are advancing our strategy.

We expect that these factors will continue to negatively impact our business at least in the short-term. The ultimate impact on our overall financial condition and operating results will depend on the duration and severity of these geopolitical and other macroeconomic pressures and any governmental and public actions taken in response. We continue to evaluate the long-term impact that these may have on our business model, however, there can be no assurance that the measures we have taken or will take will completely offset the negative impact.

For further information on the risks posed to our business from the COVID-19 pandemic and other geopolitical and macroeconomic factors, refer to Part I, Item 1A, “Risk Factors”, of the Company's 2022 Form 10-K. For further information on exposures to foreign exchange risk, refer to Item 3, "Quantitative and Qualitative Disclosures about Market Risk", in this Form 10-Q.

Results from Operations

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Consolidated Results

The following tables show our results for the three months ended March 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Product revenue	$521	$516	27.6%	27.7%	1%
Service revenue	1,370	1,350	72.4%	72.3%	1%
Total revenue	1,891	1,866	100.0%	100.0%	1%
Product gross margin	65	24	12.5%	4.7%	171%
Service gross margin	401	387	29.3%	28.7%	4%
Total gross margin	466	411	24.6%	22.0%	13%
Selling, general and administrative expenses	292	313	15.4%	16.8%	(7)%
Research and development expenses	64	65	3.4%	3.5%	(2)%
Income from operations	$110	$33	5.8%	1.8%	233%

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

Recurring revenue as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Recurring revenue (1)	$1,229	$1,179	65.0%	63.2%	4%
All other products and services	662	687	35.0%	36.8%	(4)%
Total Revenue	$1,891	$1,866	100%	100%	1%

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

Net income (loss) from continuing operations attributable to NCR and Adjusted EBITDA(2) as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Net income (loss) from continuing operations attributable to NCR	$9	$(33)	0.5%	(1.8)%	127%
Adjusted EBITDA	$302	$271	16.0%	14.5%	11%
(2) Refer to our definition of Adjusted EBITDA in the section entitled "Non-GAAP Financial Measures and Use of Certain Terms."

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

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia in the first quarter of 2022. As of March 31, 2023, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three months ended March 31, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. No charges have been recognized for the three months ended March 31, 2023. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.

NCR's definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP.

	Three months ended March 31
In millions	2023	2022
Net income (loss) from continuing operations attributable to NCR (GAAP)	$9	$(33)
Transformation and restructuring costs	—	27
Acquisition-related amortization of intangibles	42	41
Acquisition-related costs	—	5
Interest expense	83	63
Interest income	(3)	(1)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	106	103
Income taxes	14	13
Stock-based compensation expense	32	34
Separation Costs	19	—
Russia	—	19
Adjusted EBITDA (non-GAAP)	$302	$271

Revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Product revenue	$521	$516	27.6%	27.7%	1%
Service revenue	1,370	1,350	72.4%	72.3%	1%
Total revenue	$1,891	$1,866	100.0%	100.0%	1%

Product revenue includes our hardware and software license revenue streams as well as cryptocurrency-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Total revenue increased 1% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Product revenue for the three months ended March 31, 2023 increased 1% compared to the three months ended March 31, 2022 due to growth in POS, ATM and cryptocurrency-related revenues, partially offset by a decline in SCO hardware and software license revenue. Service revenue for the three months ended March 31, 2023 increased 1% due to growth in payments processing, software maintenance, and other software related services, partially offset by a decline in hardware maintenance revenue. Foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison, primarily in hardware maintenance, hardware product sales and payments processing.

Gross Margin

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Product gross margin	$65	$24	12.5%	4.7%	171%
Service gross margin	401	387	29.3%	28.7%	4%
Total gross margin	$466	$411	24.6%	22.0%	13%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Gross margin as a percentage of revenue in the three months ended March 31, 2023 was 24.6% compared to 22.0% in the three months ended March 31, 2022. Gross margin in the three months ended March 31, 2023 included $4 million of stock-based compensation expense and $26 million of amortization of acquisition-related intangible assets. Gross margin for the three months ended March 31, 2022 included $5 million of transformation and restructuring costs, $4 million of stock-based compensation expense, $19 million of amortization of acquisition-related intangible assets and $14 million related to operating losses, impairments and other actions taken with respect to our operations in Russia. Excluding these items, gross margin as a percentage of revenue increased from 24.3% to 26.2% due to reductions in fuel, shipping costs and component parts compared to prior year, the impact of cost mitigation actions implemented, and an increase in the favorable higher margin software and services revenue. These improvements were partially offset by increased interest rates driving higher cost on vault cash rental agreements.

Selling, General and Administrative Expenses

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Selling, general and administrative expenses	$292	$313	15.4%	16.8%	(7)%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Selling, general, and administrative expenses were $292 million in the three months ended March 31, 2023, compared to $313 million in the same period of 2022. As a percentage of revenue, selling, general and administrative expenses were 15.4% in the three months ended March 31, 2023 compared to 16.8% in the same period of 2022. In the three months ended March 31, 2023, selling, general and administrative expenses included $3 million of transformation and restructuring costs, $25 million of stock-based compensation expense, $16 million of amortization of acquisition-related intangible assets, and $19 million of separation-related costs. In the three months ended March 31, 2022, selling, general and administrative expenses included $21 million of transformation and restructuring costs, $27 million of stock-based compensation expense, $22 million of amortization of acquisition-related intangible assets, $5 million of acquisition-related costs and $4 million of costs related to actions taken with respect to our operations in Russia. Excluding these items, selling, general and administrative expenses decreased slightly as a percentage of revenue from 12.5% to 12.1% primarily due to cost mitigation actions implemented..

Research and Development Expenses

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Research and development expenses	$64	$65	3.4%	3.5%	(2)%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Research and development expenses were $64 million in the three months ended March 31, 2023, compared to $65 million in the same period of 2022. As a percentage of revenue, research and development costs were 3.4% and 3.5% in the three months ended March 31, 2023 and 2022, respectively. In the three months ended March 31, 2023, research and development costs included $3 million of stock-based compensation expense. In the three months ended March 31, 2022, research and development costs included $1 million of transformation costs and $3 million of stock-based compensation expense. Excluding these items, research and development expenses decreased slightly as a percentage of revenue from 3.3% to 3.2%.

Interest Expense

	Three months ended March 31		Increase (Decrease)
In millions	2023	2022	2023 v 2022
Interest expense	$83	$63	32%

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Interest expense was $83 million in the three months ended March 31, 2023 compared to $63 million in the same period of 2022. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's Senior Secured Credit Facility. The increase in interest expense was primarily due to the significant increase in variable interest rates on the Senior Secured Credit Facility.

Other Income (Expense), net

Other income (expense), net was expense of $3 million and income of $9 million in the three months ended March 31, 2023 and 2022, respectively, with the components reflected in the following table:

	Three months ended March 31
In millions	2023	2022
Interest income	$3	$1
Foreign currency fluctuations and foreign exchange contracts	—	—
Bank-related fees	(5)	(2)
Employee benefit plans	—	11
Other, net	(1)	(1)
Other income (expense), net	$(3)	$9

Income Taxes

	Three months ended March 31
In millions	2023	2022
Income tax expense (benefit)	$14	$13

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $14 million for the three months ended March 31, 2023 compared to $13 million for the three months ended March 31, 2022. The change was primarily driven by higher income before taxes in the three months ended March 31, 2023, compared to the prior year. Additionally, the company did not recognize any material discrete tax expenses or benefits in either period.

The Company is subject to numerous federal, state and foreign tax audits. While we believe that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2023 or future periods.

Income (Loss) from Discontinued Operations

In the three months ended March 31, 2023, there was no activity related to discontinued operations. The Company recognized loss from discontinued operations, net of tax, of $1 million in the three months ended March 31, 2022. The loss from discontinued operations, net of tax, was primarily driven by immaterial updates to various environmental remediation matters.

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

Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment Adjusted EBITDA. Refer to our definition of Adjusted EBITDA in the section entitled "Non-GAAP Financial Measures and Use of Certain Terms."

The following tables show our segment revenue and Adjusted EBITDA for the three months ended March 31, the relative percentage that those amounts represent to segment revenue, and the change in those amounts year-over-year.

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)	Increase (Decrease) Constant Currency
In millions	2023	2022	2023	2022	2023 v 2022	2023 v 2022
Revenue
Retail	$552	$546	29.2%	29.3%	1%	4%
Hospitality	223	211	11.8%	11.3%	6%	7%
Digital Banking	136	136	7.2%	7.3%	—%	—%
Payments & Network	323	299	17.1%	16.0%	8%	11%
Self-Service Banking	613	611	32.4%	32.8%	—%	4%
Other	54	68	2.8%	3.7%	(21)%	(18)%
Eliminations (2)	(10)	(8)	(0.5)%	(0.4)%	25%	25%
Total segment revenue	$1,891	$1,863	100.0%	100%	2%	4%
Other Adjustment (3)		3
Total revenue	$1,891	$1,866			1%	4%

Adjusted EBITDA by Segment
Retail	$97	$67	17.6%	12.3%	45%
Hospitality	53	41	23.8%	19.4%	29%
Digital Banking	49	56	36.0%	41.2%	(13)%
Payments & Network	83	98	25.7%	32.8%	(15)%
Self-Service Banking	138	112	22.5%	18.3%	23%
Corporate and Other	(110)	(97)	(203.7)%	(142.6)%	13%
Eliminations (2)	(8)	(6)	80.0%	75.0%	33%
Total Adjusted EBITDA	$302	$271	16.0%	14.5%	11%

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
(3) Other adjustment reflects the revenue attributable to the Company's operations in Russia for the three months ended March 31, 2022 that were excluded from management's measure of revenue due to our previous announcement to suspend sales to Russia and orderly wind down of our operations in Russia beginning in the first quarter of 2022.

The following table provides a reconciliation of segment and total revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three months ended March 31, 2023.

	Three months ended March 31, 2023
$ in millions	Revenue Growth % (GAAP)	Favorable (Unfavorable) FX Impact	Revenue Growth % Constant Currency (non-GAAP)
Retail	1%	(3)%	4%
Hospitality	6%	(1)%	7%
Digital Banking	—%	—%	—%
Payments & Network	8%	(3)%	11%
Self-Service Banking	—%	(4)%	4%
Other	(21)%	(3)%	(18)%
Eliminations	25%	—%	25%
Total segment revenue	2%	(2)%	4%
Total revenue	1%	(3)%	4%

Segment Revenue

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Retail revenue increased 1% for the three months ended March 31, 2023 compared to the prior year period. Foreign currency fluctuations had an unfavorable impact of 3% on the revenue comparison. Revenue results for the quarter-to-date period were primarily due to higher revenue from services and point-of-sale solutions partially offset by a decrease in self-checkout related revenue.

Hospitality revenue increased 6% for the three months ended March 31, 2023 compared to the prior year period, driven primarily by an increase in services and software revenues, including growth in cloud services and payment processing.

Digital Banking revenue was flat for the three months ended March 31, 2023 compared to the prior year period, due to an increase in recurring cloud services revenue fully offset by a decrease in upfront non-recurring revenue.

Payments & Network revenue increased 8% for the three months ended March 31, 2023 compared to the prior year period due to an increase in payment processing and cryptocurrency-related revenue driven by an increase in ATM transactions and merchant acquiring services.

Self-Service Banking revenue growth was flat for the three months ended March 31, 2023 compared to the prior year period. Foreign currency fluctuations had an unfavorable impact of 4% on the revenue comparison. Results for the quarter-to-date period are primarily due to increases in recurring services revenue. Software and services revenue as a percent of total Self-Service Banking segment revenue was 72% in the first quarter of 2023 and 2022.

For the operations grouped as Other, revenue decreased 21% for the three months ended March 31, 2023 compared to the prior year period, primarily due to a decrease in one-time parts sales in the telecommunications and technology business.

Segment Adjusted EBITDA

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Retail Adjusted EBITDA increased 45% for the three months ended March 31, 2023 compared to the prior year period, primarily due to improvements in component, labor and freight costs as well as other cost mitigation and pricing actions taken in the latter part of 2022 and 2023. These improvements were partially offset by an increase in employee benefit-related costs.

Hospitality Adjusted EBITDA increased 29% for the three months ended March 31, 2023 compared to the prior year period, primarily driven by pricing and cost mitigation actions taken in the latter part of 2022 and 2023 as well as improvements in component and fuel costs. These improvements were partially offset by an increase in employee benefit-related costs.

Digital Banking Adjusted EBITDA decreased 13% for the three months ended March 31, 2023 compared to the prior year period, driven by an increase in employee benefit-related costs.

Payments & Network Adjusted EBITDA decreased 15% for the three months ended March 31, 2023 compared to the prior year period, primarily due to significantly higher interest rates, which increases the cost of our vault cash rental obligations, as well as higher cash-in-transit costs driven by the higher volume of cash dispensed in the period, and an increase in employee benefit-related costs.

Self-Service Banking Adjusted EBITDA increased 23% for the three months ended March 31, 2023 compared to the prior year period. The increase was primarily due to improvement in component and fuel costs, particularly in ATM hardware, as well as an increase in higher margin recurring revenue streams. These improvements were partially offset by an increase in employee benefit-related costs.

Corporate and Other Adjusted EBITDA loss increased 13% for the three months ended March 31, 2023 compared to the prior year period, primarily due to unfavorable fluctuations in bank-related fees and employee benefit plan related costs.

Financial Condition, Liquidity, and Capital Resources

Cash provided by operating activities was $317 million in the three months ended March 31, 2023 compared to cash provided by operating activities of $38 million in the three months ended March 31, 2022. The increase in cash provided by operating activities in the three months ended March 31, 2023 was driven by higher operating income and the favorable movement in net working capital accounts.

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

The table below reconciles net cash provided by operating activities to NCR’s non-GAAP measure of free cash flow for the three months ended March 31:

	Three months ended March 31
In millions	2023	2022
Net cash provided by operating activities	$317	$38
Expenditures for property, plant and equipment	(19)	(15)
Additions to capitalized software	(64)	(65)
Restricted cash settlement activity	(29)	28
Pension contributions	4	4
Free cash flow (non-GAAP)	$209	$(10)

Financing activities and certain other investing activities are not included in our calculation of free cash flow. Other investing activities primarily include business acquisitions, divestitures and investments, which were not significant in the three months ended March 31, 2023 and March 31, 2022.

Our financing activities include borrowings and repayments of credit facilities and notes. Financing activities during the three months ended March 31, 2023 also included dividends paid on the Series A preferred stock of $4 million, proceeds from employee stock plans of $6 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $16 million. Financing activities during the three months ended March 31, 2022 included dividends paid on the Series A preferred stock of $4 million, proceeds from stock employee plans of $6 million, and tax withholding payments on behalf of employees for stock based awards that vested of $36 million.

Long Term Borrowings The Senior Secured Credit Facility consists of term loan facilities in an aggregate principal amount of $2.055 billion, of which $1.85 billion was outstanding as of March 31, 2023. Additionally, the Senior Secured Credit Facility provides for a five-year Revolving Credit Facility with an aggregate principal amount of $1.3 billion, of which $393 million was outstanding as of March 31, 2023. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of March 31, 2023, there were $29 million letters of credit outstanding.

As of March 31, 2023, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029, and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

See Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for further information on the Senior Secured Credit Facility.

Employee Benefit Plans In 2023, we expect to make contributions of $20 million to our international pension plans, $75 million to our postemployment plan and $2 million to our postretirement plan. For additional information, refer to Note 9, “Employee Benefit Plans”, of the Notes to Condensed Consolidated Financial Statements.

Series A Convertible Preferred Stock As of March 31, 2023, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the three months ended March 31, 2023 and 2022, the Company paid cash dividends of $4 million, respectively.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of March 31, 2023 and December 31, 2022, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 9.2 million shares.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at March 31, 2023 and December 31, 2022 were $427 million and $419 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of March 31, 2023, our cash and cash equivalents totaled $519 million and our total debt was $5.56 billion, excluding deferred fees. As of March 31, 2023, our borrowing capacity under the Revolving Credit Facility was approximately $878 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Company’s 2022 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to environmental matters, debt servicing obligations, payments related to separation, transformation and restructuring initiatives, and in the long-term (i.e., beyond March 31, 2024) to meet our material cash requirements.

Material Cash Requirements from Contractual and Other Obligations

There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2022.
Critical Accounting Policies and Estimates
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require highly subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates pertain to revenue recognition, inventory valuation, goodwill and intangible assets, pension, postretirement and postemployment benefits, environmental and legal contingencies, and income taxes, which are described in Item 7. of our 2022 Form 10-K.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to NCR’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Form 10-Q include, without limitation, statements regarding: our expectations of demand for our solutions and execution and the impact thereof on our financial results in 2023; NCR's focus on advancing our strategic growth initiatives and transforming NCR into a software-led as-a-service company with a higher mix of recurring revenue streams; our expectations of NCR's ability to deliver increased value to customers and stockholders; and statements regarding the planned separation of NCR into two separate companies, including, but not limited to, statements regarding the anticipated timing and structure of such planned transaction, the future commercial or financial performance of the digital commerce company or the ATM company following such planned transaction, value creation and ability to innovate and drive growth generally as a result of such transaction, and the expected capital structure, net debt and pension obligations of the companies at the time of and following the transaction. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of NCR's control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to:

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
•Data Privacy & Security: impact of data protection, cybersecurity and data privacy including any related issues, including the April 2023 ransomware incident;
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
•Law and Compliance: allegations or claims by third parties that our products or services infringe on intellectual property rights of others, including claims against our customers and claims by our customers to defend and indemnify them with respect to such claims; protection of our intellectual property; changes to our tax rates and additional income tax liabilities; uncertainties regarding regulations, lawsuits and other related matters; and changes to cryptocurrency regulations;
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
•Planned Separation: an unexpected failure to complete, or unexpected delays in completing, the necessary actions for the planned separation, or to obtain the necessary approvals or third party consents to complete these actions; that the potential strategic benefits, synergies or opportunities expected from the separation may not be realized or may take longer to realize than expected; costs of implementation of the separation and any changes to the configuration of businesses included in the separation if implemented; the potential inability to access or reduced access to the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade; the potential adverse reactions to the planned separation by customers, suppliers, strategic partners or key personnel and potential difficulties in maintaining relationships with such persons and risks associated with third party contracts containing consent and/or other provisions that may be triggered by the planned separation; the risk that any newly formed entity to house the digital commerce or ATM business would have no credit rating and may not have access to the capital markets on acceptable terms; unforeseen tax liabilities or changes in tax law; requests or requirements of governmental authorities related to certain existing liabilities; and the ability to obtain or consummate financing or refinancing related to the transaction upon acceptable terms or at all.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements. There can be no guarantee that the planned separation will be completed in the expected form or within the expected time frame or at all. Nor can there be any guarantee that the digital commerce business and ATM business after a separation will be able to realize any of the potential strategic benefits, synergies or opportunities as a result of these actions. Neither can there be any guarantee that shareholders will achieve any particular level of shareholder returns. Nor can there be any guarantee that the planned separation will enhance value for shareholders, or that NCR or any of its divisions, or separate digital commerce and ATM business, will be commercially successful in the future, or achieve any particular credit rating or financial results. Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company's most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $7 million as of March 31, 2023. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $7 million as of March 31, 2023. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the first quarter of 2023 compared to the first quarter of 2022 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 59% of our borrowings were on a fixed rate basis as of March 31, 2023. The increase in pre-tax interest expense for the three months ended March 31, 2023 from a hypothetical 100 basis point increase in variable interest rates would be approximately $6 million. As of March 31, 2023, we do not have any outstanding interest rate derivative contracts related to our variable rate debt.

Additionally, as our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended March 31, 2023 from a hypothetical 100 basis point increase in variable interest rates would be approximately $10 million, excluding the impact from outstanding interest rate swap agreements.

We utilize interest rate swap contracts and interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements and interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 13, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of March 31, 2023.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2023, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the first quarter of 2023, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 10, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.    RISK FACTORS

The following information supplements the disclosure set forth under Part I, Item IA (“Risk Factors”) of the Company's 2022 Annual Report on Form 10-K (“Form 10-K”). Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial conditions and results of operations. If any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

Data protection, cybersecurity and data privacy issues could negatively impact our business. Our products and services, including our cloud and hosted solutions as well as our payments and networking solutions, facilitate financial and other transactions for the customers in the industries we serve. As a result, we collect, use, transmit and store certain of the transaction, cryptocurrency, private keys, and personal data of our customers and end-users. We also have access to transaction and personal data of our customers and their customers through or in the course of servicing our products or third-party products. Additionally, we collect, use and store personal data of our employees and the personnel of our business partners, such as resellers, suppliers and contractors, in the ordinary course of business. While we have programs and measures in place designed to protect and safeguard this data, and while we have implemented access controls designed to limit the risk of unauthorized use or disclosure by employees and contractors, the techniques used to obtain unauthorized access to this data are complex and changing, as are the underlying objectives of the attacker, like targeted business disruption, financial impact, intellectual property theft, political motives, or sophisticated nation-state sponsored and organized cyber-criminal activity, and may be difficult to detect for long periods of time. An attack, disruption, intrusion, denial of service, theft or other breach, or an inadvertent act by an employee or contractor, could result in unauthorized access to, or disclosure of, this data, resulting in claims, costs and reputational harm that could negatively affect our operating results. We may also detect, or may receive notice from third parties (including governmental agencies) regarding, potential vulnerabilities in our information technology systems, our products, or third-party products used in conjunction with our products or our business. In the course of our business activities, NCR contracts with numerous suppliers, vendors and resellers who may experience a cybersecurity, data protection or privacy issue that could negatively affect our operating results. Even if these potential vulnerabilities do not result in a data breach, their existence can adversely affect marketplace confidence and reputation. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the landscape evolves, we may also find it necessary to make significant further investments to protect information and infrastructure.

Like most companies, NCR is regularly the subject of attempted cyberattacks, which may involve personal data. Most attempted cyberattacks are detected and prevented by the Company’s various information technology and data protections, including but not limited to firewalls, intrusion prevention systems, denial of service detection, anomaly based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management (“SIEM”) system, identity management technology, security analytics, multi-factor authentication and encryption. There can be no assurance that our protections will always be successful.

For example, on April 13, 2023, NCR determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, NCR immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. We believe this incident is limited to specific functionality in Aloha cloud-based services and Counterpoint. Affected customers had reduced capabilities on specific Aloha cloud-based and Counterpoint functionality. NCR is conducting concurrent efforts to establish alternative functionality for customers, fully restore impacted data and applications, and to enhance its cyber security protections.

The investigation into this incident includes NCR experts, external forensic cybersecurity experts and federal law enforcement. It is possible that this cyber ransomware incident could result in legal liability or negative publicity, or require costly remediation efforts, any of which could materially and adversely impact our business, financial condition or results of operations. We continue to assess the cyber ransomware incident to determine the full extent of the impact from such event on our business, results of operations or financial condition and whether or not those impacts are material. With regard to this cyber ransomware incident, factors that could cause actual results to differ materially from those expressed or implied include (i) the ongoing assessment of the cyber ransomware incident, (ii) legal, reputational and financial risks resulting from the cyber ransomware incident, (iii) the effectiveness of business continuity plans and cybersecurity risk management policies during the cyber ransomware incident, (iv) the possibility that our investigation will produce materially adverse findings not known to us on the date hereof, (v) that any future, or still undetected, cybersecurity related incident, whether an attack, disruption, intrusion, denial of service, theft or other breach could result in unauthorized access to, or disclosure of, data, resulting in claims, costs and reputational harm that could negatively affect our operating or financial results.

The Company has established relationships with cybersecurity firms and internal cybersecurity experts, which it engages in connection with certain suspected incidents. The costs arising from those engagements, which depending on the incident may include both investigatory and remedial efforts, have not to date been material to the Company. The Company also regularly undergoes evaluation of its protections against incidents, including both self-assessments and expert third-party assessments, and it regularly enhances those protections, both in response to specific threats and as part of the Company’s efforts to stay current with advances in cybersecurity defense. When the Company experiences a confirmed cybersecurity incident (including the ransomware incident announced April 17, 2023) it generally performs root cause analyses and in appropriate instances will implement additional controls based on those analyses. In 2022, Company spending on cybersecurity efforts represented approximately 10% of its overall IT spend. There can be no assurance that the Company or its cybersecurity consultants will be able to prevent or remediate all future incidents or that the cost associated with responding to any such incident will not be significant.

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

Disruptions in our data center hosting and public cloud facilities could adversely affect our business. Our software products are increasingly being offered and provided on a cloud or other hosted basis through data centers operated by the Company or third parties in the United States and other countries. In addition, certain applications and data that we use in our services offerings and our operations may be hosted or stored at such facilities. These facilities may be vulnerable to natural disasters, including those exacerbated by the effects of climate change, telecommunications failures and similar events, or to intentional acts of misconduct, such as security breaches (including the ransomware incident announced April 17, 2023) or interference (including by disgruntled employees, former employees or contractors). The occurrence of these events or acts, or any other unanticipated problems, at these facilities could result in damage to or the unavailability of these cloud hosting facilities. Such damage or unavailability could, despite existing disaster recovery and business continuity arrangements, interrupt the availability of our cloud offerings for our customers. We have experienced such interruptions and damage or unavailability could interrupt the availability of applications or data necessary to provide services or conduct critical operations. Interruptions in the availability of our cloud offerings or our ability to service our customers could result in the failure to meet contracted up-time or service levels, which could cause us to issue credits or pay penalties or cause customers to terminate or not renew subscriptions. Interruptions could also expose us to liability claims, negative publicity and the need to engage in costly remediation efforts, any of which could impact our business and reduce our revenue.

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

As of March 31, 2023, $153 million was available for repurchases under the March 2017 program, and approximately $860 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended March 31, 2023, less than 0.6 million shares were purchased at an average price of $26.40 per share.

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

    Item 6.     EXHIBITS

10.1	Form of CEO Qualified Transaction 2023 Performance-Based Restricted Stock Unit Award Agreement (with Relative TSR Metric) under the NCR Corporation 2017 Stock Incentive Plan.*

10.2	Form of CEO 2023 Performance-Based Restricted Stock Unit Award Agreement (with Relative TSR Metric) under the NCR Corporation 2017 Stock Incentive Plan.*

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022; (ii) our condensed consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022; (iii) our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022; (iv) our condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022; (v) our condensed consolidated statements of changes in stockholder's equity for the three months ended March 31, 2023 and 2022; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	May 4, 2023	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Senior Executive Vice President and Chief Financial Officer