Form 10-Q
period 2023-06-30
NCR CORP
filed 2023-08-02
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of July 21, 2023, there were approximately 140.9 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Product revenue	$576	$614	$1,097	$1,130
Service revenue	1,410	1,383	2,780	2,733
Total revenue	1,986	1,997	3,877	3,863
Cost of products	478	544	934	1,036
Cost of services	970	982	1,939	1,945
Selling, general and administrative expenses	333	309	625	622
Research and development expenses	57	59	121	124
Total operating expenses	1,838	1,894	3,619	3,727
Income (loss) from operations	148	103	258	136
Interest expense	(91)	(67)	(174)	(130)
Other income (expense), net	(8)	1	(11)	10
Income (loss) from continuing operations before income taxes	49	37	73	16
Income tax expense (benefit)	30	—	44	13
Income (loss) from continuing operations	19	37	29	3
Income (loss) from discontinued operations, net of tax	(1)	6	(1)	5
Net income (loss)	18	43	28	8
Net income (loss) attributable to noncontrolling interests	(1)	2	—	1
Net income (loss) attributable to NCR	$19	$41	$28	$7
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$20	$35	$29	$2
Series A convertible preferred stock dividends	(4)	(4)	(8)	(8)
Income (loss) from continuing operations attributable to NCR common stockholders	16	31	21	(6)
Income (loss) from discontinued operations, net of tax	(1)	6	(1)	5
Net income (loss) attributable to NCR common stockholders	$15	$37	$20	$(1)
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$0.11	$0.23	$0.15	$(0.04)
Diluted	$0.11	$0.22	$0.15	$(0.04)
Net income (loss) per common share
Basic	$0.11	$0.27	$0.14	$(0.01)
Diluted	$0.11	$0.26	$0.14	$(0.01)
Weighted average common shares outstanding
Basic	140.4	136.6	140.0	136.2
Diluted	141.9	140.8	142.0	136.2

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Net income (loss)	$18	$43	$28	$8
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (loss)	4	(53)	8	(79)
Derivatives
Unrealized gains (loss) on derivatives	35	21	24	78
Loss (gains) on derivatives recognized during the period	(24)	5	(43)	6
Less income tax	(5)	(6)	2	(19)
Employee benefit plans
Amortization of prior service cost (benefit)	(1)	—	(1)	(1)
Amortization of actuarial loss (gains)	(1)	—	(2)	—
Less income tax	1	—	1	—
Other comprehensive income (loss)	9	(33)	(11)	(15)
Total comprehensive income (loss)	27	10	17	(7)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	(1)	2	—	1
Currency translation gains (losses)	1	(1)	—	(1)
Amounts attributable to noncontrolling interests	—	1	—	—
Comprehensive income (loss) attributable to NCR	$27	$9	$17	$(7)

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$547	$505
Accounts receivable, net of allowances of $42 and $34 as of June 30, 2023 and December 31, 2022, respectively	986	1,083
Inventories	709	772
Restricted cash	254	228
Prepaid and other current assets	458	494
Total current assets	2,954	3,082
Property, plant and equipment, net	677	663
Goodwill	4,544	4,540
Intangibles, net	1,064	1,145
Operating lease assets	353	371
Prepaid pension cost	222	212
Deferred income taxes	589	598
Other assets	876	896
Total assets	$11,279	$11,507
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$105	$104
Accounts payable	832	942
Payroll and benefits liabilities	208	207
Contract liabilities	560	537
Settlement liabilities	263	250
Other current liabilities	689	673
Total current liabilities	2,657	2,713
Long-term debt	5,316	5,561
Pension and indemnity plan liabilities	617	614
Postretirement and postemployment benefits liabilities	92	91
Income tax accruals	98	97
Operating lease liabilities	336	353
Other liabilities	334	324
Total liabilities	9,450	9,753
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; redemption amount and liquidation preference of $276 as of June 30, 2023 and December 31, 2022, respectively	275	275
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 140.4 and 138.0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Paid-in capital	770	704
Retained earnings	1,095	1,075
Accumulated other comprehensive loss	(311)	(300)
Total NCR stockholders’ equity	1,555	1,480
Noncontrolling interests in subsidiaries	(1)	(1)
Total stockholders’ equity	1,554	1,479
Total liabilities and stockholders’ equity	$11,279	$11,507
See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2023	2022
Operating activities
Net income (loss)	$28	$8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	1	(5)
Depreciation and amortization	306	299
Stock-based compensation expense	68	69
Deferred income taxes	16	6
Impairment of other assets	1	—
Loss (gain) on disposal of property, plant and equipment and other assets	1	2
(Gain) loss on divestiture	(8)	—
Changes in assets and liabilities, net of effects of business acquired:
Receivables	91	(209)
Inventories	21	(202)
Current payables and accrued expenses	(104)	58
Contract liabilities	25	34
Employee benefit plans	(24)	6
Other assets and liabilities	122	52
Net cash provided by operating activities	$544	$118
Investing activities
Expenditures for property, plant and equipment	$(70)	$(32)
Proceeds from sale of property, plant and equipment and other assets	8	3
Additions to capitalized software	(134)	(142)
Business acquisitions, net of cash acquired	(6)	(1)
Proceeds from divestiture, net	8	—
Other investing activities, net	—	(5)
Net cash used in investing activities	$(194)	$(177)
Financing activities
Short term borrowings, net	$—	$2
Payments on term credit facilities	(50)	(4)
Payments on revolving credit facilities	(927)	(599)
Borrowings on revolving credit facilities	732	637
Payments on other financing arrangements	(2)	—
Cash dividend paid for Series A preferred shares dividends	(8)	(8)
Proceeds from employee stock plans	14	14
Tax withholding payments on behalf of employees	(16)	(36)
Net change in client funds obligations	—	(3)
Principal payments for finance lease obligations	(9)	(8)
Other financing activities	—	(2)
Net cash provided by (used in) financing activities	$(266)	$(7)
Cash flows from discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	$(6)	$—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(19)
Increase (decrease) in cash, cash equivalents, and restricted cash	70	(85)
Cash, cash equivalents and restricted cash at beginning of period	740	749
Cash, cash equivalents and restricted cash at end of period	$810	$664

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

See Notes to Condensed Consolidated Financial Statements.

NCR Corporation
Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2022	138	$1	$704	$1,075	$(300)	$(1)	$1,479
Comprehensive income:
Net income (loss)	—	—	—	9	—	1	10
Other comprehensive income (loss)	—	—	—	—	(19)	(1)	(20)
Total comprehensive income (loss)	—	—	—	9	(19)	—	(10)
Employee stock purchase and stock compensation plans	2	—	23	—	—	—	23
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2023	140	$1	$727	$1,080	$(319)	$(1)	$1,488
Comprehensive income:
Net income (loss)	—	—	—	19	—	(1)	18
Other comprehensive income (loss)	—	—	—	—	8	1	9
Total comprehensive income (loss)	—	—	—	19	8	—	27
Employee stock purchase and stock compensation plans	—	—	43	—	—	—	43
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
June 30, 2023	140	$1	$770	$1,095	$(311)	$(1)	$1,554

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

Planned Separation On September 15, 2022, NCR announced a plan to separate into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs. The separation is intended to be structured in a tax-free manner. The separation transaction will follow the satisfaction of customary conditions, including effectiveness of appropriate filings with the U.S. Securities and Exchange Commission. The current target is to complete the separation in the fourth quarter of 2023.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Cyber ransomware incident On April 13, 2023, NCR determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, NCR immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. We concluded that this incident is limited to specific functionality in Aloha cloud-based services and Counterpoint. Our investigation also indicated no financial reporting systems were impacted.

We have incurred, and may continue to incur, certain expenses related to this attack, including expenses to respond to, remediate and investigate this matter. During the three months ended June 30, 2023, we recognized $11 million related to this matter in Cost of services and Selling, general and administrative expenses. While the Company’s response to this incident is ongoing, at this time we do not believe such impact of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident. We continue to assess the security event and cannot definitively determine, at this time, the full extent of the impact from such event on our business, results of operations or financial condition or whether such impact will ultimately have a material adverse effect.

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

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions		June 30
	Balance Sheet Location	2023	2022
Cash and cash equivalents	Cash and cash equivalents	$547	$398
Short term restricted cash	Restricted cash	6	—
Long term restricted cash	Other assets	9	11
Funds held for client	Restricted cash	—	45
Cash included in settlement processing assets	Restricted cash	248	210
Total cash, cash equivalents and restricted cash		$810	$664

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Contract Assets and Liabilities The following table presents the net contract liability balances as of June 30, 2023 and December 31, 2022.

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2023	December 31, 2022
Current portion of contract liabilities	Contract liabilities	$560	$537
Non-current portion of contract liabilities	Other liabilities	$51	$49

During the six months ended June 30, 2023, the Company recognized $265 million in revenue that was included in contract liabilities as of December 31, 2022. During the six months ended June 30, 2022, the Company recognized $309 million in revenue that was included in contract liabilities as of December 31, 2021.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.9 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

Capitalized Software Capitalized development costs for internal-use software and software that will be sold, leased or otherwise marketed were $573 million and $554 million as of June 30, 2023 and December 31, 2022, respectively, presented within Other assets on the Condensed Consolidated Balance Sheets.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
2. BUSINESS COMBINATIONS

Acquisition of LibertyX (2022)

On January 5, 2022, NCR completed its acquisition of Moon Inc., dba LibertyX, a leading cryptocurrency software provider, with the goal of enabling NCR to provide digital currency solutions, including the ability to buy and sell Bitcoin, and conduct cross-border remittance. The Company purchased all outstanding shares of LibertyX for $1 million cash consideration and approximately 1.4 million shares of the Company's common stock at a price of $42.13 per share. The Company also converted approximately 0.2 million outstanding unvested LibertyX option awards into NCR awards pursuant to an exchange ratio as defined in the acquisition agreement. LibertyX stock option awards were converted into NCR stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio, and vested immediately. The value of the option awards was deemed attributable to services already rendered and was included as a portion of the purchase price. Total purchase consideration for the LibertyX acquisition was approximately $69 million. As a result of the acquisition, LibertyX became a wholly-owned subsidiary of NCR.

The fair value of consideration transferred to acquire LibertyX was allocated to the identifiable assets and acquired liabilities assumed based upon their estimated fair values as of the date of acquisition. The allocation of purchase price was finalized as of December 31, 2022.

3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of June 30, 2023 and December 31, 2022 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2022						June 30, 2023
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Retail	$995	$(34)	$961	$—	$—	$2	$997	$(34)	$963
Hospitality	288	(23)	265	—	—	1	289	(23)	266
Digital Banking	594	—	594	—	—	—	594	—	594
Payments & Network	1,036	—	1,036	—	—	—	1,036	—	1,036
Self-Service Banking	1,633	(101)	1,532	—	—	1	1,634	(101)	1,533
Other(1)	163	(11)	152	—	—	—	163	(11)	152
Total goodwill	$4,709	$(169)	$4,540	$—	$—	$4	$4,713	$(169)	$4,544

(1) Other segment includes the goodwill associated with our Telecommunications & Technology reporting unit.

Identifiable Intangible Assets NCR's purchased intangible assets, reported in Intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for NCR’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	June 30, 2023		December 31, 2022
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$1,104	$(500)	$1,103	$(463)
Intellectual property	2 - 8	1,030	(598)	1,030	(558)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	131	(103)	128	(95)
Total identifiable intangible assets		$2,354	$(1,290)	$2,350	$(1,205)

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Amortization expense	$43	$45	$85	$86

The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2023	2024	2025	2026	2027	2028
Amortization expense	$87	$161	$150	$139	$124	$106

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

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company's resources. Management evaluates the performance of the segments based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles, separation-related costs, cyber ransomware incident recovery costs, and transformation and restructuring charges (which includes integration, severance and other exit and disposal costs), among others. The special items are considered non-operational or non-recurring in nature, so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported GAAP net income (loss) from continuing operations attributable to NCR.

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia in the first quarter of 2022. As of June 30, 2023, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and six months ended June 30, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We recognized a pre-tax net loss of $22 million for the six months ended June 30, 2022 related to these actions, recognized primarily in Cost of products, Cost of services and Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. No charges have been recognized for the six months ended June 30, 2023. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.

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
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Revenue by segment
Retail	$576	$562	$1,128	$1,108
Hospitality	235	238	458	449
Digital Banking	140	131	276	267
Payments & Network	333	332	656	631
Self-Service Banking	661	679	1,274	1,290
Total segment revenue	$1,945	$1,942	$3,792	$3,745
Other (1)	54	61	108	129
Eliminations	(13)	(12)	(23)	(20)
Other adjustment (2)	—	6	—	9
Consolidated revenue	$1,986	$1,997	$3,877	$3,863

Adjusted EBITDA by segment
Retail	$123	$104	$220	$171
Hospitality	60	46	113	87
Digital Banking	53	56	102	112
Payments & Network	99	97	182	195
Self-Service Banking	169	142	307	254
Segment Adjusted EBITDA	$504	$445	$924	$819
(1) Other immaterial business operations that do not represent a reportable segment.
(2) Other adjustment reflects the revenue attributable to the Company's operations in Russia for the three and six months ended June 30, 2022 that were excluded from management's measure of revenue due to our previous announcement to suspend sales to Russia and orderly wind down of our operations in Russia beginning in the first quarter of 2022.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table reconciles Segment Adjusted EBITDA to Net income (loss) from continuing operations attributable to NCR:

In millions	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Segment Adjusted EBITDA	$504	$445	$924	$819
Less unallocated amounts:
Corporate and other income and expenses not allocated to reportable segments	106	98	216	195
Eliminations	9	8	17	14
Transformation and restructuring costs (1)	(1)	49	(1)	76
Acquisition-related amortization of intangibles	43	45	85	86
Acquisition-related costs (2)	1	3	1	8
Interest expense	91	67	174	130
Interest income	(3)	(2)	(6)	(3)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	109	104	215	207
Income tax expense (benefit)	30	—	44	13
Stock-based compensation expense	36	35	68	69
Separation costs (3)	52	—	71	—
Cyber ransomware incident recovery costs (4)	11	—	11	—
Russia	—	3	—	22
Net income (loss) from continuing operations attributable to NCR	$20	$35	$29	$2
(1) Represents integration, severance, and other exit and disposal costs, which are considered non-operational in nature.
(2) Represents professional fees, retention bonuses, and other costs incurred related to acquisitions, which are considered non-operational in nature.
(3) Represents professional fees specific to separation preparation including separation management, organizational design, and legal fees.
(4) Represents expenses to respond to, remediate and investigate the April 13, 2023 cyber ransomware incident, which is considered a non-recurring special item. Additional details regarding this cyber ransomware incident are discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”.

The following table presents revenue by geography for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
United States	$1,121	$1,075	$2,214	$2,073
Americas (excluding United States)	199	201	381	384
Europe, Middle East and Africa	446	498	858	964
Asia Pacific	220	223	424	442
Total revenue	$1,986	$1,997	$3,877	$3,863

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents the recurring revenue for NCR:

In millions	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Recurring revenue (1)	$1,262	$1,217	$2,491	$2,396
All other products and services	724	780	1,386	1,467
Total revenue	$1,986	$1,997	$3,877	$3,863

(1) Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, cloud revenue, payment processing revenue, interchange and network revenue, Bitcoin-related revenue, and certain professional services arrangements, as well as term-based software license arrangements that include customer termination rights.

5. DEBT OBLIGATIONS

The following table summarizes the Company's short-term borrowings and long-term debt:

	June 30, 2023		December 31, 2022
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$101	7.54%	$100	6.54%
Other (1)	4	7.24%	4	7.05%
Total short-term borrowings	$105		$104
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$1,726	7.63%	$1,778	6.69%
Revolving credit facility (1)	328	7.38%	523	6.79%
Senior notes:
5.750% Senior Notes due 2027	500		500
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		1,200
6.125% Senior Notes due 2029	500		500
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(45)		(49)
Other (1)	7	7.19%	9	7.1%
Total long-term debt	$5,316		$5,561

(1)    Interest rates are weighted-average interest rates as of June 30, 2023 and December 31, 2022.

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

As of June 30, 2023, the term loan facilities (the TLA Facility and the TLB Facility) under the Senior Secured Credit Facility have an aggregate principal amount of $2.055 billion, of which $1.827 billion remained outstanding. Additionally, as of June 30, 2023, there was $328 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and, as of June 30, 2023, outstanding letters of credit were $29 million. Our borrowing capacity under our Revolving Credit Facility was $943 million at June 30, 2023.

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

Other Debt In December 2022, the Company entered into a borrowing agreement with Banc of America Leasing & Capital, LLC to direct funds to NCR in exchange for installment repayments and for security interest in ATM equipment in corresponding ATM-as-a-Service ("ATMaaS") contracts. The total amount available under the financing program is $20 million with repayment terms up to four years. As of June 30, 2023 total debt outstanding under the financing program was $11 million with a weighted average interest rate of 7.20% and a weighted average term of 3.3 years. As of December 31, 2022, total debt outstanding was $12 million with a weighted average interest rate of 7.21% and a weighted average term of 3.7 years.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2023 and December 31, 2022 was $5.18 billion and $5.25 billion, respectively. Management's fair value estimates were based on quoted prices for recent trades of NCR’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

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

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying receivables to PNC and the other unaffiliated purchasers such that the total outstanding balance of trade receivables sold can be up to $300 million at any point in time, which is the maximum purchase commitment of PNC and the other unaffiliated purchasers. The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment of $300 million. The total outstanding balance of trade receivables that have been sold and derecognized by the U.S. SPE to PNC and the other unaffiliated purchasers is approximately $268 million and $300 million as of June 30, 2023 and December 31, 2022, respectively. Excluding the trade receivables sold to PNC and other unaffiliated purchasers, the SPEs collectively owned $301 million and $321 million of trade receivable as of June 30, 2023 and December 31, 2022, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Continuous cash activity related to the T/R Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. During the six months ended June 30, 2023, the Company paid $76 million to PNC and the other unaffiliated purchasers and received $33 million as the outstanding balance of receivables sold fluctuated during the quarter. The U.S. SPE incurs fees due and payable to PNC and the other unaffiliated purchasers participating in the T/R Facility. Those fees, which are immaterial, are recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of PNC and the other unaffiliated purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is collateralized by all the trade receivables owned by each of the SPEs that have not been sold to PNC or the other unaffiliated purchasers. The reserve recognized for this recourse obligation as of June 30, 2023 is not material.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $30 million for the three months ended June 30, 2023 compared to income tax expense of approximately zero for the three months ended June 30, 2022. The change was primarily driven by discrete tax expenses and benefits and higher income before taxes in the three months ended June 30, 2023, compared to the prior year. In the three months ended June 30, 2023, the Company recognized a $2 million expense from recording a valuation allowance against deferred tax assets in Turkey and a $2 million expense related to interest on uncertain tax benefits. In the three months ended June 30, 2022, the Company recognized a $6 million benefit from provision to return adjustments and a $7 million benefit related to uncertain tax position settlements and statute of limitation lapses.

Income tax expense was $44 million for the six months ended June 30, 2023 compared to income tax expense of $13 million for the six months ended June 30, 2022. The change was primarily driven by discrete tax expenses and benefits and higher income before taxes in the six months ended June 30, 2023, compared to the prior year. In the six months ended June 30, 2023, the Company recognized a $2 million expense from recording a valuation allowance against deferred tax assets in Turkey, a $2 million expense related to tax audit settlements, and a $4 million expense related to interest on uncertain tax benefits. In the six months ended June 30, 2022, the Company recognized a $4 million benefit from provision to return adjustments and a $7 million benefit related to uncertain tax position settlements and statute of limitation lapses.

The Company engages in continuous discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of June 30, 2023, we estimate that it is reasonably possible that gross unrecognized tax benefits may decrease by $3 million to $5 million in the next 12 months.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8. STOCK COMPENSATION PLANS

As of June 30, 2023, the Company’s stock-based compensation consisted of restricted stock units, employee stock purchase plan and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Restricted stock units	$34	$28	$62	$54
Stock options	—	5	2	10
Employee stock purchase plan	2	2	4	5
Stock-based compensation expense	36	35	68	69
Tax benefit	(4)	(4)	(4)	(8)
Stock-based compensation expense (net of tax)	$32	$31	$64	$61
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

As of June 30, 2023, the total unrecognized compensation cost of $198 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.1 years. As of June 30, 2023, the total unrecognized compensation cost related to unvested stock option grants was approximately zero.

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

For the three months ended June 30, 2023, employees purchased 0.3 million shares, at a discounted price of $19.93. For the three months ended June 30, 2022, employees purchased 0.2 million shares, at a discounted price of $26.44.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2023	2022	2023	2022	2023	2022
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	18	10	7	3	25	13
Expected return on plan assets	(16)	(16)	(9)	(7)	(25)	(23)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic benefit cost (income)	$2	$(6)	$(1)	$(3)	$1	$(9)

Components of net periodic benefit cost (income) of the pension plans for the six months ended June 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2023	2022	2023	2022	2023	2022
Net service cost	$—	$—	$2	$2	$2	$2
Interest cost	36	20	14	6	50	26
Expected return on plan assets	(33)	(33)	(17)	(14)	(50)	(47)
Amortization of prior service cost	—	—	—	—	—	—
Net periodic benefit cost (income)	$3	$(13)	$(1)	$(6)	$2	$(19)

Net postretirement benefit was zero for the three and six months ending June 30, 2023 and 2022.

Components of the net cost of the postemployment plan for the following periods were:

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Net service cost	$3	$36	$6	$49
Interest cost	2	—	3	1
Amortization of:
Prior service benefit	(1)	—	(1)	(1)
Actuarial gain	(1)	—	(2)	—
Net benefit cost	$3	$36	$6	$49

Employer Contributions

Pension For the three and six months ended June 30, 2023, NCR contributed $4 million and $8 million respectively, to its international pension plans. NCR anticipates contributing an additional $12 million to its international pension plans for a total of $20 million in 2023.

Postretirement For the three and six months ended June 30, 2023, NCR made no contributions to its U.S. postretirement plan. NCR anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $2 million in 2023.
Postemployment For the three and six months ended June 30, 2023, NCR contributed $10 million and $24 million respectively, to its postemployment plan. NCR anticipates contributing an additional $51 million to its postemployment plan for a total of $75 million in 2023.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, NCR is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, patents or other intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, NCR is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to NCR or could have an impact on NCR's future operating results. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Condensed Consolidated Financial Statements. We do not believe there is a reasonable possibility that losses exceeding amounts already recognized have been incurred, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Kalamazoo River environmental matter and other matters discussed above and below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in NCR’s Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows.

Legal Matters During August 2019, a suit was filed against the Company by Pennsylvania-based CloudofChange LLC alleging willful infringement by NCR for its use of its NCR Silver point-of-sale offering. On October 27, 2022, the court in the Western District of Texas denied the Company's post-trial motion in this matter for judgment as a matter of law or alternatively for a new trial, resulting in a ruling against the Company in an amount of $13 million. The Company remains committed to its position that NCR Silver does not infringe the CloudofChange LLC patents and will vigorously defend its position on appeal. The Company has already engaged experienced appellate counsel and immediately filed its notice of appeal. The Company evaluated the matter in accordance with ASC 450, Contingencies, and concluded that, as of June 30, 2023, a loss of up to $13 million is reasonably possible, but not probable and, therefore, no accrual has been recorded.

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

The cost of the Fox River remediation has been shared with three parties (the previously reported API having fully satisfied its obligations in 2016, and is now bankrupt): B.A.T. Industries p.l.c. (“BAT”) as co-obligor, and AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) as indemnitors. Under a 1998 Cost Sharing Agreement and subsequent 2005 arbitration award (collectively, the “Cost Sharing Agreement”), from 2008 through 2014, BAT paid 60% of the cost of the Fox River clean-up and natural resource damages (“NRD”). Pursuant to a September 30, 2014

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Funding Agreement (the “Funding Agreement”), BAT funded 50% of NCR’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides NCR contractual avenues for a future payment of, via direct and third-party sources, (1) the difference between BAT’s 60% obligation under the Cost Sharing Agreement on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount NCR received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement for the period from April 2012 through September 2014 (collectively, the “Funding Agreement Receivable”). Pursuant to a June 12, 2015 Letter Agreement, NCR's contractual avenue for direct payment by BAT was effectively stayed pending completion of other unrelated lawsuits by BAT against third-parties. As of June 30, 2023 and December 31, 2022, the Funding Agreement Receivable was approximately $54 million and was included in Other assets in the Condensed Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River remaining reserve.

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

There could be additional changes to some elements of the Company's remaining obligation over upcoming periods, in view of a final reconciliation of the Funding Agreement Receivable and the Divestiture Agreement Offsets. Thus, there can be no assurance that unexpected expenditures and liabilities will not have a material effect on NCR's capital expenditures, earnings, financial condition, cash flows, or competitive position. As of June 30, 2023 and December 31, 2022, we have no remaining liability for remedial obligations for the Fox River matter. As of June 30, 2023 and December 31, 2022, the liability subject to final reconciliation with indemnitors under the Divestiture Agreement was approximately $22 million.

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

The Company believes it has meritorious claims against BAT under the Cost Sharing Agreement, discussed above, for the Kalamazoo River remediation expenses as a so-called “future site.” To date, BAT has denied that the Kalamazoo River is a “future site.” On February 10, 2023, the Company filed an action against BAT in the Southern District of New York seeking a declaration that the Kalamazoo River is indeed a future site under the Cost Sharing Agreement. The Company will also have indemnity or reimbursement claims against AT&T and Nokia under the arrangement discussed above in connection with the Fox River matter after expenses have met a contractual threshold set out in the 1996 Divestiture Agreement referenced above in the Fox River discussion. The Company believes that contractual threshold was met in December 2022.
As of June 30, 2023 and December 31, 2022, the total reserve for Kalamazoo was $88 million and $90 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company's co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors' and indemnitors' obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $155 million and the Company will continue to pursue such contribution.

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

Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of June 30, 2023, NCR had disposed of approximately 96% of its lower-concentration wastes and approximately 75% of its higher-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. The government has given its final approvals, and the Company started to dispose of the high-concentration wastes in 2021, with final deadlines for various of the government-constructed disposal sites

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
currently set for 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company adjusted its existing reserve for the matter to take into account this cost estimate. The reserve as of June 30, 2023 and December 31, 2022 is $3 million and $7 million, respectively. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through June 30, 2023, NCR has received a combined gross total of approximately $212 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company's behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but it has recovered some amounts as a result of settlement discussions with certain carriers. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.

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

Guarantees and Product Warranties In the ordinary course of business, NCR may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, NCR would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. NCR believes the likelihood of having to perform under any such guarantee is remote. As of June 30, 2023 and December 31, 2022, NCR had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company recorded the activity related to the warranty reserve for the six months ended June 30 as follows:

In millions	2023	2022
Warranty reserve liability
Beginning balance as of January 1	$13	$19
Accruals for warranties issued	7	9
Settlements (in cash or in kind)	(10)	(13)
Ending balance as of June 30	$10	$15

In addition, NCR provides its customers with certain indemnification rights, subject to certain limitations and exceptions. NCR agrees to defend and indemnify its customers from third-party lawsuits alleging patent or other infringement of Company solutions based on its customers' use of them. On limited occasions the Company will undertake to indemnify a customer for business, rather than contractual, reasons. From time to time, NCR also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. Historically, the Company has not recorded a liability in connection with these indemnifications. From time to time, the Company has provided indemnification under these circumstances, none of which has resulted in material liabilities, and the Company expects these indemnities will continue to arise in the future.

Purchase Commitments The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. This includes a long-term service agreement with Accenture, under which many of NCR's key transaction processing activities and functions are performed.

11. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended June 30, 2023 and 2022, the Company paid cash dividends of $4 million. During the six months ended June 30, 2023 and 2022, the Company paid cash dividends of $8 million.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of June 30, 2023 and December 31, 2022, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million shares.

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

The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations	$20	$35	$29	$2
Dividends on Series A Convertible Preferred Stock	(4)	(4)	(8)	(8)
Income (loss) from continuing operations attributable to NCR common stockholders	16	31	21	(6)
Income (loss) from discontinued operations, net of tax	(1)	6	(1)	5
Net income (loss) attributable to NCR common stockholders	$15	$37	$20	$(1)

Denominator:
Basic weighted average number of shares outstanding	140.4	136.6	140.0	136.2

Basic earnings per share:
From continuing operations	$0.11	$0.23	$0.15	$(0.04)
From discontinued operations	—	0.04	(0.01)	0.03
Total basic earnings per share	$0.11	$0.27	$0.14	$(0.01)

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations	$20	$35	$29	$2
Dividends on Series A Convertible Preferred Stock	(4)	(4)	(8)	(8)
Income (loss) from continuing operations attributable to NCR common stockholders	16	31	21	(6)
Income from discontinued operations, net of tax	(1)	6	(1)	5
Net income (loss) attributable to NCR common stockholders	$15	$37	$20	$(1)

Denominator:
Basic weighted average number of shares outstanding	140.4	136.6	140.0	136.2
Dilutive effect of restricted stock units and stock options	1.5	4.2	2.0	—
Weighted average diluted shares	141.9	140.8	142.0	136.2

Diluted earnings per share:
From continuing operations	$0.11	$0.22	$0.15	$(0.04)
From discontinued operations	—	0.04	(0.01)	0.03
Total diluted earnings per share	$0.11	$0.26	$0.14	$(0.01)

For the three months ended June 30, 2023, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 12.7 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

For the six months ended June 30, 2023, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. Additionally, for the six months ended June 30, 2023, weighted average restricted stock units and stock options of 12.7 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the six months ended June 30, 2022, due to the net loss from continuing operations attributable to NCR common stockholders, potential common shares that would cause dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 9.2 million for the as-if converted Series A Preferred Stock because their effect would have been anti-dilutive. For the six months ended June 30, 2022, weighted average restricted stock units and stock options of 11.4 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

The Company assesses, both at inception of the hedge and on an ongoing basis, whether derivatives used as hedging instruments are highly effective in offsetting the changes in the fair value or cash flow of the hedged items. If it is determined that a derivative is not highly effective as a hedge or ceases to be highly effective, the Company discontinues hedge accounting prospectively.

Foreign Currency Exchange Risk

The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates foreign exchange contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by NCR’s marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of June 30, 2023 and December 31, 2022, the balance in AOCI related to foreign exchange derivative transactions was zero.

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

In June 2022, the Company executed $2.4 billion aggregate notional amount interest rate swap contracts effective June 1, 2022 and terminating on April 1, 2025. These interest rate swap contracts had fixed rates ranging from 2.790% to 3.251%, and were designated as cash flow hedges of the floating rate interest associated with the Company's U.S. Dollar and U.K. Pound Sterling vault cash agreements. On June 14, 2023, the Company terminated all open interest rate swap contracts for cash proceeds of $71 million. Based on the assessed “reasonably possible” probability of the future separation of the ATM business from NCR, further discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, the net derivative-related gains associated with these swaps were deferred into Accumulated other comprehensive income and will be reclassified into earnings from Accumulated other comprehensive income through April 1, 2025, corresponding to the term of the original interest rate swap agreements.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
On June 14, 2023, the Company executed new $2.4 billion aggregate notional amount interest rate swap contracts effective June 14, 2023 and terminating on December 31, 2025. These interest rate swap contracts have fixed rates ranging from 4.2395% to 5.2740% and were designed to hedge the floating rate interest associated with the Company's U.S. Dollar and U.K. Pound Sterling vault cash agreements. However, due to the assessed “reasonably possible” probability of the future separation of the ATM business from NCR, the interest rate swap contracts did not qualify for cash flow hedge accounting treatment and are considered ineffective. As a result, changes in the fair value of the interest rate swaps will be recorded to Cost of services in the accompanying Condensed Consolidated Statements of Operations. In the three and six months ended June 30, 2023, the Company recognized a gain of $14 million in Cost of services related to the active interest rate swaps.

Unrealized gains on terminated interest rate swap and cap agreements reported in Accumulated other comprehensive income will be reclassified to Interest expense and Cost of services ratably over terms corresponding to the original agreements. As of June 30, 2023 and December 31, 2022, the balance in AOCI related to Interest Rate Derivatives was $92 million and $109 million, respectively.

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	June 30, 2023
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swap contracts	Prepaid and other current assets		$20	Other current liabilities		$—
Interest rate swap contracts	Other Assets		2	Other liabilities		(8)
Total interest rate swap contracts		$2,431	$22		$—	$(8)

Foreign exchange contracts	Prepaid and other current assets		$1	Other current liabilities		$(3)
Total foreign exchange contracts		$276	$1		$534	$(3)
Total derivatives not designated as hedging instruments			$23			$(11)

	Fair Values of Derivative Instruments
	December 31, 2022
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Prepaid and other current assets		$36	Other current liabilities		$—
Interest rate swap contracts	Other Assets		27	Other liabilities		—
Total derivatives designated as hedging instruments		$2,423	$63		$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$1	Other current liabilities		$(2)
Total derivatives not designated as hedging instruments		$376	$1		$373	$(2)
Total derivatives			$64			$(2)

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2023	For the three months ended June 30, 2022	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2023	For the three months ended June 30, 2022
Interest rate contracts	$35	$10	Cost of services	$(19)	$5
Interest rate contracts	$—	$11	Interest expense	$(5)	$—

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2023	For the six months ended June 30, 2022	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Interest rate contracts	$24	$42	Cost of services	$(34)	$6
Interest rate contracts	$—	$36	Interest expense	$(9)	$—

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended June 30		Six months ended June 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2023	2022	2023	2022
Foreign exchange contracts	Other income (expense), net	$(3)	$(12)	$(8)	$(18)
Interest rate contracts	Cost of services	$14	$—	$14	$—

The following tables show the impact of the Company's cash flow hedge accounting relationships on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023 and 2022.

	Location and Amount of (Gain) Loss Recognized in Income on Cash Flow Hedging Relationships for the three months ended June 30:
In millions	Cost of Services		Interest Expense
	2023	2022	2023	2022
Total amount of expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$970	$982	$91	$67

Amount of (gain) loss reclassified from Accumulated other comprehensive loss, net of expense	$(19)	$5	$(5)	$—

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Location and Amount of (Gain) Loss Recognized in Income on Cash Flow Hedging Relationships for the six months ended June 30:
In millions	Cost of Services		Interest Expense
	2023	2022	2023	2022
Total amount of expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,939	$1,945	$174	$130

Amount of (gain) loss reclassified from Accumulated other comprehensive loss, net of expense	$(34)	$6	$(9)	$—

As of June 30, 2023, the Company expects to reclassify $80 million of net derivative-related gains contained in Accumulated other comprehensive loss into earnings during the next twelve months.

Refer to Note 14, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
NCR is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2023 and December 31, 2022, we did not have any major concentration of credit risk related to financial instruments.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are set forth as follows:

	June 30, 2023
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$9	$9	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate swap agreements (3)	22	—	22	—
Total	$32	$9	$23	$—
Liabilities:
Interest rate swap agreements (4)	$8	$—	$8	$—
Foreign exchange contracts (5)	3	—	3	—
Total	$11	$—	$11	$—

	December 31, 2022
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$16	$16	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate swap and cap agreements (3)	63	—	63	—
Total	$80	$16	$64	$—
Liabilities:
Foreign exchange contracts (5)	2	—	2	—
Total	$2	$—	$2	$—

(1)    Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)    Included in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.
(3)    Included in Prepaid and other current assets and Other assets in the Condensed Consolidated Balance Sheets.
(4)    Included in Other liabilities in the Condensed Consolidated Balance Sheets.
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

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of June 30, 2023, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). NCR reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three and six months ended June 30, 2023 and 2022.

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2022	$(404)	$(5)	$109	$(300)
Other comprehensive income (loss) before reclassifications	8	—	17	25
Amounts reclassified from AOCI	—	(2)	(34)	(36)
Net current period other comprehensive (loss) income	8	(2)	(17)	(11)
Balance as of June 30, 2023	$(396)	$(7)	$92	$(311)

Reclassifications Out of AOCI

	For the three months ended June 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	(1)	(1)	(19)	(21)
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	(5)	(5)
Total before tax	$(1)	$(1)	$(24)	$(26)
Tax expense				5
Total reclassifications, net of tax				$(21)

	For the three months ended June 30, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	—	5	5
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	—	—
Total before tax	$—	$—	$5	$5
Tax expense				(1)
Total reclassifications, net of tax				$4

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the six months ended June 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	(2)	(1)	(34)	(37)
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	(9)	(9)
Total before tax	$(2)	$(1)	$(43)	$(46)
Tax expense				10
Total reclassifications, net of tax				$(36)

	For the six months ended June 30, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	6	5
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Total before tax	$—	$(1)	$6	$5
Tax expense				(1)
Total reclassifications, net of tax				$4

Table of Content
NCR Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2023	December 31, 2022
Accounts receivable
Trade	$984	$1,056
Other	44	61
Accounts receivable, gross	1,028	1,117
Less: allowance for credit losses	(42)	(34)
Total accounts receivable, net	$986	$1,083
Our allowance for credit losses as of June 30, 2023 and December 31, 2022 was $42 million and $34 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for the three and six months ended June 30, 2023 was an expense of $4 million and $8 million, respectively. The impact to our allowance for credit losses for the three and six months ended June 30, 2022 was an expense of $4 million and $8 million, respectively. The Company recorded recoveries against the reserve for the three months ended June 30, 2023 of $1 million. The Company recorded write-offs against the reserve for the three months ended June 30, 2022 of $4 million. The Company recorded write-offs against the reserve for the six months ended June 30, 2023 and 2022 of approximately zero and $6 million, respectively.
The components of inventory are summarized as follows:

In millions	June 30, 2023	December 31, 2022
Inventories
Work in process and raw materials	$72	$107
Finished goods	223	252
Service parts	414	413
Total inventories	$709	$772

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

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three and six months ended June 30, 2023 to the results for the three and six months ended June 30, 2022.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at June 30, 2023.

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
SIGNIFICANT THEMES AND EVENTS

As more fully discussed in later sections of this MD&A, the following were significant themes and events for the second quarter of 2023.

•Revenue of $1,986 million, down 1% compared to the prior year period, and flat excluding foreign currency impacts
◦Recurring revenue increased 4% from the prior year and comprised 64% of total consolidated revenue
•Continued strength in strategic initiatives
•Planned separation of NCR into two independent, publicly traded companies announced on September 15, 2022 continues

STRATEGIC INITIATIVES AND TRENDS

In order to provide long-term value to all our stakeholders, we set complementary business goals and financial strategies. NCR is continuing its transition to become a software platform and payments company with a shift to a higher level of recurring revenue. Our business goal is to be a leading enterprise technology provider that runs stores, restaurants and self-directed banking through our software platform and our NCR-as-a-Service solutions. Execution of our goals and strategy is driven by the following key pillars: (i) focus on our customers; (ii) take care of our employees; (iii) bring high-quality, innovative products to market; and (iv) leverage our brand. We also plan to continue to improve our execution to drive solid returns and to transform our business to enhance value for all stockholders.

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

The ATM company is expected to be a cash-generative business positioned to focus on delivering ATM-as-a-Service to a large, installed customer base across banks and retailers. We believe it will build on NCR’s leadership in self-service banking and ATM networks to meet global demand for ATM access and leverage new ATM transaction types, including digital currency solutions, to drive market growth. The ATM company is expected to also continue shifting to a highly recurring revenue model to drive stable cash flow and capital returns to stockholders.

The separation is intended to be structured in a tax-free manner. The separation transaction will follow the satisfaction of customary conditions, including effectiveness of appropriate filings with the U.S. Securities and Exchange Commission. The current target is to complete the separation in the fourth quarter of 2023.

Should alternative options become available in the future that could deliver superior value to our stockholders than the planned separation, such as a whole or partial company sale of NCR, the Board remains open to considering alternative scenarios.

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

Results from Operations

For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022

Consolidated Results

The following tables show our results for the three and six months ended June 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$576	$614	29.0%	30.7%	(6)%
Service revenue	1,410	1,383	71.0%	69.3%	2%
Total revenue	1,986	1,997	100.0%	100.0%	(1)%
Product gross margin	98	70	17.0%	11.4%	40%
Service gross margin	440	401	31.2%	29.0%	10%
Total gross margin	538	471	27.1%	23.6%	14%
Selling, general and administrative expenses	333	309	16.8%	15.5%	8%
Research and development expenses	57	59	2.9%	3.0%	(3)%
Income from operations	$148	$103	7.5%	5.2%	44%

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$1,097	$1,130	28.3%	29.3%	(3)%
Service revenue	2,780	2,733	71.7%	70.7%	2%
Total revenue	3,877	3,863	100.0%	100.0%	—%
Product gross margin	163	94	14.9%	8.3%	73%
Service gross margin	841	788	30.3%	28.8%	7%
Total gross margin	1,004	882	25.9%	22.8%	14%
Selling, general and administrative expenses	625	622	16.1%	16.1%	—%
Research and development expenses	121	124	3.1%	3.2%	(2)%
Income from operations	$258	$136	6.7%	3.5%	90%
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

Recurring revenue as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Recurring revenue (1)	$1,262	$1,217	63.5%	60.9%	4%
All other products and services	724	780	36.5%	39.1%	(7)%
Total Revenue	$1,986	$1,997	100%	100%	(1)%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Recurring revenue (1)	$2,491	$2,396	64.3%	62.0%	4%
All other products and services	1,386	1,467	35.7%	38.0%	(6)%
Total Revenue	$3,877	$3,863	100.0%	100.0%	—%

(1) Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, cloud revenue, payment processing revenue, interchange and network revenue, Bitcoin-related revenue, and certain professional services arrangements as well as term-based software license arrangements that include customer termination rights.

Net income (loss) from continuing operations attributable to NCR and Adjusted EBITDA(2) as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Net income (loss) from continuing operations attributable to NCR	$20	$35	1.0%	1.8%	(43)%
Adjusted EBITDA	$389	$339	19.6%	17.0%	15%
(2) Refer to our definition of Adjusted EBITDA in the section entitled "Non-GAAP Financial Measures and Use of Certain Terms."

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Net income (loss) from continuing operations attributable to NCR	$29	$2	0.7%	0.1%	1,350%
Adjusted EBITDA	$691	$610	17.8%	15.8%	13%

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

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) NCR's management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of strength and performance of the Company's ongoing business operations, including funding discretionary spending such as capital expenditures, strategic acquisitions, and other investments. NCR determines Adjusted EBITDA based on GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments, pension settlements, pension curtailments and pension special termination benefits and other special items, including amortization of acquisition-related intangibles, separation-related costs, cyber ransomware incident recovery costs, and transformation and restructuring charges (which includes integration, severance and other exit and disposal costs), among others. The special items are considered non-operational or non-recurring in nature, so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income (loss) from continuing operations attributable to NCR. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by NCR management to make decisions regarding the segments and to assess our financial performance. Refer to the table below for the reconciliations of net income (loss) from continuing operations attributable to NCR (GAAP) to Adjusted EBITDA (non-GAAP).

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia in the first quarter of 2022. As of June 30, 2023, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and six months ended June 30, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. No charges have been recognized for the six months ended June 30, 2023. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.

NCR's definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP.

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Net income (loss) from continuing operations attributable to NCR (GAAP)	$20	$35	$29	$2
Transformation and restructuring costs (1)	(1)	49	(1)	76
Acquisition-related amortization of intangibles	43	45	85	86
Acquisition-related costs (2)	1	3	1	8
Interest expense	91	67	174	130
Interest income	(3)	(2)	(6)	(3)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	109	104	215	207
Income taxes	30	—	44	13
Stock-based compensation expense	36	35	68	69
Separation costs (3)	52	—	71	—
Cyber ransomware incident recovery costs (4)	11	—	11	—
Russia	—	3	—	22
Adjusted EBITDA (non-GAAP)	$389	$339	$691	$610
(1) Represents integration, severance, and other exit and disposal costs, which are considered non-operational in nature.
(2) Represents professional fees, retention bonuses, and other costs incurred related to acquisitions, which are considered non-operational in nature.
(3) Represents professional fees specific to separation preparation including separation management, organizational design, and legal fees.
(4) Represents expenses to respond to, remediate and investigate the April 13, 2023 cyber ransomware incident, which is considered a non-recurring special item. Additional details regarding this cyber ransomware incident are discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”.

Revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$576	$614	29.0%	30.7%	(6)%
Service revenue	1,410	1,383	71.0%	69.3%	2%
Total revenue	$1,986	$1,997	100.0%	100.0%	(1)%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$1,097	$1,130	28.3%	29.3%	(3)%
Service revenue	2,780	2,733	71.7%	70.7%	2%
Total revenue	$3,877	$3,863	100.0%	100.0%	—%

Product revenue includes our hardware and software license revenue streams as well as Bitcoin-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.

For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022

Total revenue decreased 1% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Product revenue for the three months ended June 30, 2023 decreased 6% compared to the three months ended June 30, 2022 due to a decline in ATM, SCO and POS revenues, partially offset by an increase in software license and Bitcoin-related revenues. Service revenue for the three months ended June 30, 2023 increased 2% due to growth in recurring banking services revenue, software maintenance, and other software related services, partially offset by a decline in hardware maintenance revenue. The declines in hardware and hardware maintenance are driven by our strategic shift to recurring service arrangements primarily in our Retail and Self-Service Banking segments. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison, primarily in hardware maintenance, hardware product sales and payments processing.

Total revenue was flat for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Foreign currency fluctuations had an unfavorable impact of 2% on the revenue comparison. Product revenue for the six months ended June 30, 2023 decreased 3% compared to the six months ended June 30, 2022 due to a decline in ATM, SCO, POS, and software license revenues partially offset by an increase in Bitcoin-related revenue. Service revenue for the six months ended June 30, 2023 increased 2% compared to the six months ended June 30, 2022 due to growth in recurring banking services revenue, payments processing, software maintenance and software related services, partially offset by a decline in hardware maintenance revenue. The declines in hardware and hardware maintenance are driven by our strategic shift to recurring service arrangements primarily in our Retail and Self-Service Banking segments.

Gross Margin

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Product gross margin	$98	$70	17.0%	11.4%	40%
Service gross margin	440	401	31.2%	29.0%	10%
Total gross margin	$538	$471	27.1%	23.6%	14%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Gross margin as a percentage of revenue in the three months ended June 30, 2023 was 27.1% compared to 23.6% in the three months ended June 30, 2022. Gross margin for the three months ended June 30, 2023 included $1 million of transformation and restructuring costs, $4 million of stock-based compensation expense, $27 million of amortization of acquisition-related intangible assets and $6 million related to the cyber ransomware incident recovery costs. Gross margin for the three months ended June 30, 2022 included $16 million of transformation and restructuring costs, $4 million of stock-based compensation expense, $27 million of amortization of acquisition-related intangible assets, and $1 million of acquisition-related costs, partially offset by profit of $4 million related to collections and inventory liquidation in Russia. Excluding these items, gross margin as a percentage of revenue increased from 25.8% to 29.0% due to reductions in fuel, shipping costs and component parts compared to prior year, the impact of cost mitigation actions implemented, and an increase in the favorable higher margin software and services revenue. These improvements were partially offset by increased interest rates driving higher cost on vault cash rental agreements.

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Product gross margin	$163	$94	14.9%	8.3%	73%
Service gross margin	841	788	30.3%	28.8%	7%
Total gross margin	$1,004	$882	25.9%	22.8%	14%

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Gross margin as a percentage of revenue in the six months ended June 30, 2023 was 25.9% compared to 22.8% in the six months ended June 30, 2022. Gross margin in the six months ended June 30, 2023 included $1 million of transformation and restructuring costs, $8 million of stock-based compensation expense, $53 million of amortization of acquisition-related intangible assets and $6 million related to the cyber ransomware incident recovery costs. Gross margin for the six months ended June 30, 2022 included $21 million of transformation and restructuring costs, $8 million of stock-based compensation expense, $46 million of amortization of acquisition-related intangible assets, $1 million of acquisition-related costs and $10 million related to operating losses, impairments and other actions taken with respect to our operations in Russia. Excluding these items, gross margin as a percentage of revenue increased from 25.1% to 27.7% due to reductions in fuel, shipping costs and component parts compared to prior year, the impact of cost mitigation actions implemented, and an increase in the favorable higher margin software and services revenue. These improvements were partially offset by increased interest rates driving higher cost on vault cash rental agreements.

Selling, General and Administrative Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Selling, general and administrative expenses	$333	$309	16.8%	15.5%	8%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Selling, general, and administrative expenses were $333 million in the three months ended June 30, 2023, compared to $309 million in the same period of 2022. As a percentage of revenue, selling, general and administrative expenses were 16.8% in the three months ended June 30, 2023 compared to 15.5% in the same period of 2022. In the three months ended June 30, 2023, selling, general and administrative expenses included $5 million of transformation and restructuring costs, $29 million of stock-based compensation expense, $16 million of amortization of acquisition-related intangible assets, $1 million of acquisition related costs, $52 million of separation-related costs and $5 million related to the cyber ransomware incident recovery costs. In the three months ended June 30, 2022, selling, general and administrative expenses included $25 million of transformation and restructuring costs, $28 million of stock-based compensation expense, $18 million of amortization of acquisition-related intangible assets, $2 million of acquisition-related costs and $2 million of costs related to actions taken with respect to our operations in Russia. Excluding these items, selling, general and administrative expenses decreased slightly as a percentage of revenue from 11.7% to 11.3% primarily due to cost mitigation actions implemented, partially offset by an increase in employee benefit-related costs.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Selling, general and administrative expenses	$625	$622	16.1%	16.1%	—%

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Selling, general, and administrative expenses were $625 million compared to $622 million in the six months ended June 30, 2023 and 2022, respectively. As a percentage of revenue, selling, general and administrative expenses were 16.1% in the six months ended June 30, 2023 and 2022. In the six months ended June 30, 2023, selling, general and administrative expenses included $8 million of transformation and restructuring costs, $54 million of stock-based compensation expense, $32 million of amortization of acquisition-related intangible assets, $1 million of acquisition related costs, $71 million of separation-related costs and $5 million related to the cyber ransomware incident recovery costs. In the six months ended June 30, 2022, selling, general and administrative expenses included $46 million of transformation and restructuring costs, $55 million of stock-based compensation expenses, $40 million of amortization of acquisition-related intangible assets, $7 million of acquisition-related costs and $6 million of costs related to actions taken with respect to our operations in Russia. Excluding these items, selling, general and administrative expenses decreased slightly as a percentage of revenue from 12.1% to 11.7% primarily due to cost mitigation actions implemented, partially offset by an increase in employee benefit-related costs.

Research and Development Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Research and development expenses	$57	$59	2.9%	3.0%	(3)%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Research and development expenses were $57 million in the three months ended June 30, 2023, compared to $59 million in the same period of 2022. As a percentage of revenue, research and development costs were 2.9% and 3.0% in the three months ended June 30, 2023 and 2022, respectively. In the three months ended June 30, 2023, research and development costs included $3 million of stock-based compensation expense. In the three months ended June 30, 2022, research and development costs included $8 million of transformation costs and $3 million of stock-based compensation expense. Excluding these items, research and development expenses increased slightly as a percentage of revenue from 2.4% to 2.7% due to an increase in employee benefit-related costs.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Research and development expenses	$121	$124	3.1%	3.2%	(2)%

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Research and development expenses were $121 million compared to $124 million in the six months ended June 30, 2023 and 2022, respectively. As a percentage of revenue, these costs were 3.1% and 3.2% in the six months ended June 30, 2023 and 2022, respectively. In the six months ended June 30, 2023, research and development expenses included $6 million of stock-based compensation expense. In the six months ended June 30, 2022, research and development expenses included $9 million of transformation and restructuring costs and $6 million of stock-based compensation expense. After considering this item, research and development expenses slightly increased as a percentage of revenue from 2.8% to 3.0% due to an increase in employee benefit-related costs.

Interest Expense

	Three months ended June 30		Increase (Decrease)
In millions	2023	2022	2023 v 2022
Interest expense	$91	$67	36%

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Interest expense was $91 million compared to $67 million in the three months ended June 30, 2023 and 2022, respectively. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's Senior Secured Credit Facility. The increase in interest expense was primarily due to the significant increase in variable interest rates on the Senior Secured Credit Facility.

	Six months ended June 30		Increase (Decrease)
In millions	2023	2022	2023 v 2022
Interest expense	$174	$130	34%

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Interest expense was $174 million compared to $130 million in the six months ended June 30, 2023 and 2022, respectively. Interest expense is primarily related to the Company's senior unsecured notes and borrowings under the Company's Senior Secured Credit Facility. The increase in interest expense was primarily due to the significant increase in variable interest rates on the Senior Secured Credit Facility.

Other Income (Expense), net

Other income (expense), net was expense of $8 million and income of $1 million in the three months ended June 30, 2023 and 2022, respectively, and expense of $11 million and income of $10 million in the six months ended June 30, 2023 and 2022, respectively, with the components reflected in the following table:

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Interest income	$3	$2	$6	$3
Foreign currency fluctuations and foreign exchange contracts	(10)	(7)	(10)	(7)
Bank-related fees	(8)	(3)	(13)	(5)
Employee benefit plans	—	10	—	21
Other, net	7	(1)	6	(2)
Other income (expense), net	$(8)	$1	$(11)	$10

Income Taxes

	Three months ended June 30		Six months ended June 30
In millions	2023	2022	2023	2022
Income tax expense (benefit)	$30	$—	$44	$13

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $30 million for the three months ended June 30, 2023 compared to approximately zero for the three months ended June 30, 2022. The change was primarily driven by discrete tax expenses and benefits and higher income before taxes in the three months ended June 30, 2023, compared to the prior year. In the three months ended June 30, 2023, the Company recognized a $2 million expense from recording a valuation allowance against deferred tax assets in Turkey and a $2 million expense related to interest on uncertain tax benefits. In the three months ended June 30, 2022, the Company recognized a $6 million benefit from provision to return adjustments and a $7 million benefit related to uncertain tax position settlements and statute of limitation lapses.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022

Income tax expense was $44 million for the six months ended June 30, 2023 compared to expense of $13 million for the six months ended June 30, 2022. The change was primarily driven by discrete tax expenses and benefits and higher income before taxes in the six months ended June 30, 2023, compared to the prior year. In the six months ended June 30, 2023, the Company recognized a $2 million expense from recording a valuation allowance against deferred tax assets in Turkey, a $2 million expense related to tax audit settlements, and a $4 million expense related to interest on uncertain tax benefits. In the six months ended June 30, 2022, the Company recognized a $4 million benefit from provision to return adjustments and a $7 million benefit related to uncertain tax position settlements and statute of limitation lapses.

The Company is subject to numerous federal, state and foreign tax audits. While we believe that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2023 or future periods.

Income (Loss) from Discontinued Operations

The Company recognized loss from discontinued operations, net of tax, of $1 million in the three and six months ended June 30, 2023. The loss from discontinued operations, net of tax, was primarily driven by immaterial updates to various environmental remediation matters. The Company recognized income from discontinued operations, net of tax, of $6 million and $5 million in the three and six months ended June 30, 2022 respectively. The income from discontinued operations, net of tax, was primarily driven by insurance recoveries partially offset by immaterial updates to various environmental remediation matters.

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

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)	Increase (Decrease) Constant Currency
In millions	2023	2022	2023	2022	2023 v 2022	2023 v 2022
Revenue
Retail	$576	$562	29.0%	28.1%	2%	3%
Hospitality	235	238	11.8%	11.9%	(1)%	(1%)
Digital Banking	140	131	7.0%	6.6%	7%	7%
Payments & Network	333	332	16.8%	16.6%	—%	1%
Self-Service Banking	661	679	33.3%	34.0%	(3)%	(1)%
Total segment revenue	$1,945	$1,942	97.9%	97.2%	—%	1%
Other (2)	54	61	2.8%	3.1%	(11)%	(11)%
Eliminations (3)	(13)	(12)	(0.7)%	(0.6)%	8%	8%
Other Adjustment (4)	$—	6	—%	0.3%	n/m	n/m
Total revenue	$1,986	$1,997	100.0%	100.0%	(1)%	—%

Adjusted EBITDA by Segment
Retail	$123	$104	21.4%	18.5%	18%
Hospitality	$60	$46	25.5%	19.3%	30%
Digital Banking	$53	$56	37.9%	42.7%	(5)%
Payments & Network	$99	$97	29.7%	29.2%	2%
Self-Service Banking	$169	$142	25.6%	20.9%	19%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.
(2) Other immaterial business operations that do not represent a reportable segment.
(3) Eliminations include revenues from contracts with customers and the related costs that are reported in the Payments & Network segment as well as in the Retail or Hospitality segments, including merchant acquiring services that are monetized via payments.
(4) Other adjustment reflects the revenue attributable to the Company's operations in Russia for the three months ended June 30, 2022 that were excluded from management's measure of revenue due to our previous announcement to suspend sales to Russia and orderly wind down of our operations in Russia beginning in the first quarter of 2022.

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)	Increase (Decrease) Constant Currency
In millions	2023	2022	2023	2022	2023 v 2022	2023 v 2022
Revenue
Retail	$1,128	$1,108	29.1%	28.7%	2%	4%
Hospitality	458	449	11.8%	11.6%	2%	2%
Digital Banking	276	267	7.1%	6.9%	3%	3%
Payments & Network	656	631	16.9%	16.3%	4%	5%
Self-Service Banking	1,274	1,290	32.9%	33.4%	(1)%	1%
Total segment revenue	$3,792	$3,745	97.8%	96.9%	1%	3%
Other (2)	108	129	2.8%	3.4%	(16)%	(15)%
Eliminations (3)	(23)	(20)	(0.6)%	(0.5)%	15%	15%
Other adjustment (4)	—	9	—%	0.2%	n/m	n/m
Total revenue	$3,877	$3,863	100.0%	100.0%	—%	2%

Adjusted EBITDA by Segment
Retail	$220	$171	19.5%	15.4%	29%
Hospitality	$113	$87	24.7%	19.4%	30%
Digital Banking	$102	$112	37.0%	41.9%	(9)%
Payments & Network	$182	$195	27.7%	30.9%	(7)%
Self-Service Banking	$307	$254	24.1%	19.7%	21%

(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.
(2) Other immaterial business operations that do not represent a reportable segment.
(3) Eliminations include revenues from contracts with customers and the related costs that are reported in the Payments & Network segment as well as in the Retail or Hospitality segments, including merchant acquiring services that are monetized via payments.
(4) Other adjustment reflects the revenue attributable to the Company's operations in Russia for the six months ended June 30, 2022 that were excluded from management's measure of revenue due to our previous announcement to suspend sales to Russia and orderly wind down of our operations in Russia beginning in the first quarter of 2022.

The following table provides a reconciliation of segment and total revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three and six months ended June 30, 2023.

	Three months ended June 30, 2023			Six months ended June 30, 2023
$ in millions	Revenue Growth % (GAAP)	Favorable (Unfavorable) FX Impact	Revenue Growth % Constant Currency (non-GAAP)	Revenue Growth % (GAAP)	Favorable (Unfavorable) FX Impact	Revenue Growth % Constant Currency (non-GAAP)
Retail	2%	(1)%	3%	2%	(2)%	4%
Hospitality	(1)%	—%	(1)%	2%	—%	2%
Digital Banking	7%	—%	7%	3%	—%	3%
Payments & Network	—%	(1)%	1%	4%	(1)%	5%
Self-Service Banking	(3)%	(2)%	(1)%	(1)%	(2)%	1%
Total segment revenue	—%	(1)%	1%	1%	(2)%	3%
Other	(11)%	—%	(11)%	(16)%	(1)%	(15)%
Eliminations	8%	—%	8%	15%	—%	15%
Total revenue	(1)%	(1)%	—%	—%	(2)%	2%

Segment Revenue

For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022

Retail revenue increased 2% for the three and six months ended June 30, 2023 compared to the prior year period. Foreign currency fluctuations had an unfavorable impact of 1% and 2% on the three and six month revenue comparisons, respectively. Revenue results were primarily due to higher revenue from services and point-of-sale solutions partially offset by a decrease in self-checkout related revenue.

Hospitality revenue decreased 1% for the three months ended June 30, 2023 compared to the prior year period and increased 2% for the six months ended June 30, 2023 compared to the prior year period. For the three months ended June 30, 2023, the decrease in revenue is due to a decrease in POS hardware partially offset by an increase in point-of-sale solutions revenue as well as increases in services and payments processing revenues. For the six months ended June 30, 2023, the increase in revenue of 2% compared to prior period is due to an increase in services and software revenues, including growth in cloud services and payment processing, partially offset by a decrease in POS hardware.

Digital Banking revenue increased 7% and 3% for the three and six months ended June 30, 2023, respectively, compared to the prior year period, due to an increase in recurring cloud services and software maintenance revenues.

Payments & Network revenue was flat for the three months ended June 30, 2023 compared to the prior year period and increased 4% for the six months ended June 30, 2023 compared to the prior year period. For the six months ended June 30, 2023, the increase in revenue is due to an increase in payment processing and Bitcoin-related revenue driven by an increase in higher margin ATM transactions and merchant acquiring services.

Self-Service Banking revenue decreased 3% and 1% for the three and six months ended June 30, 2023, respectively, compared to the prior year period. Foreign currency fluctuations had an unfavorable impact of 2% on the three and six month revenue comparisons. Revenue results for the periods were primarily due to the shift from one-time ATM hardware and hardware maintenance revenues to recurring ATM as-a-Service arrangements in addition to a decline in one-time software license revenues. The declines in ATM hardware, hardware maintenance and software license revenues were partially offset by an increase in recurring software and services revenue. Software and services revenue as a percent of total Self-Service Banking segment revenue were 69% and 67% in the second quarter of 2023 and 2022, respectively.

Segment Adjusted EBITDA

For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022

Retail Adjusted EBITDA increased 18% and 29% for the three and six months ended June 30, 2023, respectively, compared to the prior year period, primarily due to favorable software and services revenue mix and improvements in component, labor and freight costs as well as other cost mitigation and pricing actions taken in the latter part of 2022 and 2023. These improvements were partially offset by an increase in employee benefit-related costs.

Hospitality Adjusted EBITDA increased 30% for the three and six months ended June 30, 2023 compared to the prior year period, primarily driven by pricing and cost mitigation actions taken in the latter part of 2022 and 2023 as well as improvements in component and fuel costs. These improvements were partially offset by an increase in employee benefit-related costs.

Digital Banking Adjusted EBITDA decreased 5% and 9% for the three and six months ended June 30, 2023, respectively, compared to the prior year period, driven by investment in selling expenses and research and development expenses, and an increase in employee benefit-related costs.

Payments & Network Adjusted EBITDA increased 2% and decreased 7% for the three and six months ended June 30, 2023, respectively, compared to the prior year period. The increase in Adjusted EBITDA for the three months ended June 30, 2023 compared to the prior year period was primarily due to increases in higher margin transaction revenue and cost optimization initiatives. These improvements were partially offset by an increase in interest rates, which increases the cost of our vault cash rental obligations, and employee benefit-related costs. The decline in Adjusted EBITDA for the six months ended June 30, 2023 compared to prior year period was primarily due significantly higher interest rates on our vault cash agreements, as well as higher cash-in-transit costs driven by the higher volume of cash dispensed in the period, and an increase in employee benefit-related costs. This was partially offset by the increase in higher margin transaction revenue described above.

Self-Service Banking Adjusted EBITDA increased 19% and 21% for the three and six months ended June 30, 2023, respectively, compared to the prior year period primarily due to improvement in component and fuel costs, particularly in ATM hardware, as well as increases in higher margin recurring revenue streams. These improvements were partially offset by an increase in employee benefit-related costs.

Financial Condition, Liquidity, and Capital Resources

Historically, our principal sources of cash are cash generated from operations, borrowings under our revolving credit facility and issuances of debt. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources.

NCR’s management uses a non-GAAP measure called “Adjusted free cash flow-unrestricted” to assess the financial performance of the Company. We define Adjusted free cash flow-unrestricted as net cash provided by (used in) operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus the change in restricted cash settlement activity, plus acquisition-related items, plus/minus net reductions or reinvestments in the trade receivables facility established in the third quarter of 2021 due to fluctuations in the outstanding balance of receivables sold, and plus pension contributions and settlements. Restricted cash settlement activity represents the net change in amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement to the merchant has not yet occurred or day of the week on which a reporting period ends. We believe Adjusted free cash flow-unrestricted information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, Adjusted free cash flow-unrestricted indicates the amount of cash available after these adjustments for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchases of NCR stock and repayment of debt obligations. Adjusted free cash flow-unrestricted does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. Adjusted free cash flow-unrestricted does not have a uniform definition under GAAP, and therefore NCR’s definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

Summarized cash flow information for the six months ended June 30 is as follows:

	Six months ended June 30
In millions	2023	2022
Net cash provided by operating activities	$544	$118
Net cash used in investing activities	$(194)	$(177)
Net cash provided by (used in) financing activities	$(266)	$(7)

Cash provided by operating activities was $544 million in the six months ended June 30, 2023 compared to cash provided by operating activities of $118 million in the six months ended June 30, 2022. The increase in cash provided by operating activities in the six months ended June 30, 2023 was driven by higher operating income of $20 million and the favorable movement in net working capital accounts of $392 million.

The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to NCR’s non-GAAP measure of Adjusted free cash flow-unrestricted for the six months ended June 30:

	Six months ended June 30
In millions	2023	2022
Net cash provided by operating activities (GAAP)	$544	$118
Expenditures for property, plant and equipment	(70)	(32)
Additions to capitalized software	(134)	(142)
Restricted cash settlement activity	(28)	37
Change in trade receivables facility	43	—
Pension contributions	8	9
Adjusted free cash flow-unrestricted (non-GAAP)	$363	$(10)

For the six months ended June 30, 2023, net cash provided by operating activities increased $426 million, which contributed to a net increase in Adjusted free cash flow-unrestricted of $373 million in comparison to the six months ended June 30, 2022. The increase in net cash provided by operating activities was offset by an increase in restricted cash settlement activity of $65 million and an increase in capital expenditures for property, plant and equipment of $38 million. Adjusted free cash flow-unrestricted was also adjusted for the impact of a net $43 million reduction in the Company's trade receivables facility due to timing of fluctuations in the outstanding balance of receivables sold.

Financing activities and certain other investing activities are not included in our calculation of Adjusted free cash flow-unrestricted. Other investing activities primarily include business acquisitions, divestitures and investments, which were not significant in the six months ended June 30, 2023 and June 30, 2022.

Our financing activities include borrowings and repayments of credit facilities and notes. Financing activities during the six months ended June 30, 2023 also included dividends paid on the Series A preferred stock of $8 million, proceeds from employee stock plans of $14 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $16 million. Financing activities during the six months ended June 30, 2022 included dividends paid on the Series A preferred stock of $8 million, proceeds from stock employee plans of $14 million, and tax withholding payments on behalf of employees for stock based awards that vested of $36 million.

Long Term Borrowings The Senior Secured Credit Facility consists of term loan facilities in an aggregate principal amount of $2.055 billion, of which $1.83 billion was outstanding as of June 30, 2023. Additionally, the Senior Secured Credit Facility provides for a five-year Revolving Credit Facility with an aggregate principal amount of $1.3 billion, of which $328 million was outstanding as of June 30, 2023. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of June 30, 2023, there were $29 million letters of credit outstanding.

As of June 30, 2023, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029, and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

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

Series A Convertible Preferred Stock As of June 30, 2023, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the six months ended June 30, 2023 and 2022, the Company paid cash dividends of $8 million, respectively.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of June 30, 2023 and December 31, 2022, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 9.2 million shares.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company's foreign subsidiaries at June 30, 2023 and December 31, 2022 were $455 million and $419 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of June 30, 2023, our cash and cash equivalents totaled $547 million and our total debt was $5.47 billion, excluding deferred fees. As of June 30, 2023, our borrowing capacity under the Revolving Credit Facility was approximately $943 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Company’s 2022 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to environmental matters, debt servicing obligations, payments related to separation, transformation and restructuring initiatives, and in the long-term (i.e., beyond June 30, 2024) to meet our material cash requirements.

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
•Planned Separation: an unexpected failure to complete, or unexpected delays in completing, the necessary actions for the planned separation, or to obtain the necessary approvals or third party consents to complete these actions; that the potential strategic benefits, synergies or opportunities expected from the separation may not be realized or may take longer to realize than expected; costs of implementation of the separation and any changes to the configuration of businesses included in the separation if implemented; the potential inability to access or reduced access to the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade; the potential adverse reactions to the planned separation by customers, suppliers, strategic partners or key personnel and potential difficulties in maintaining relationships with such persons and risks associated with third party contracts containing consent and/or other provisions that may be triggered by the planned separation and the ability to obtain such consents;

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements. There can be no guarantee that the planned separation will be completed in the expected form or within the expected time frame or at all. Nor can there be any guarantee that the digital commerce business and ATM business after a separation will be able to realize any of the potential strategic benefits, synergies or opportunities as a result of these actions. Neither can there be any guarantee that stockholders will achieve any particular level of stockholder returns. Nor can there be any guarantee that the planned separation will enhance value for stockholders, or that NCR or any of its divisions, or separate digital commerce and ATM business, will be commercially successful in the future, or achieve any particular credit rating or financial results. Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company's most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $6 million as of June 30, 2023. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $6 million as of June 30, 2023. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the second quarter of 2023 compared to the second quarter of 2022 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 60% of our borrowings were on a fixed rate basis as of June 30, 2023. The increase in pre-tax interest expense for the six months ended June 30, 2023 from a hypothetical 100 basis point increase in variable interest rates would be approximately $13 million. As of June 30, 2023, we do not have any outstanding interest rate derivative contracts related to our variable rate debt.

Additionally, as our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended June 30, 2023 from a hypothetical 100 basis point increase in variable interest rates would be approximately $9 million, excluding the impact from outstanding interest rate swap agreements.

We utilize interest rate swap contracts and interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements and interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 13, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of June 30, 2023.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2023, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the second quarter of 2023, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Like most companies, NCR is regularly the subject of attempted cyberattacks, which may involve personal data. Most attempted cyberattacks are detected and prevented by the Company’s various information technology and data protections, including but not limited to firewalls, intrusion prevention systems, denial of service detection, anomaly based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management (“SIEM”) system, identity management technology, security analytics, multi-factor authentication and encryption. There can be no assurance that our protections will be successful.

On April 13, 2023, NCR determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, NCR immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. NCR disclosed this incident publicly on April 17, 2023. We believe this incident is limited to specific functionality in Aloha cloud-based services and Counterpoint. None of NCR's ATM, digital banking, payments, or other retail products are processed at this data center. Affected customers had reduced capabilities on specific Aloha cloud-based and Counterpoint functionality. NCR is conducting concurrent efforts to establish alternative functionality for customers, fully restore impacted data and applications, and to enhance its cyber security protections.

The investigation into this incident includes NCR experts, external forensic cybersecurity experts and federal law enforcement. It is possible that this cyber ransomware incident could result in claims from customers or other legal liability or negative publicity, require costly remediation efforts, or result in payment of damages or other costs to customers or others, any of which could materially and adversely impact our business, financial condition or results of operations. We continue to assess the cybersecurity incident to determine the full extent of the impact from such event on our business, results of operations or financial condition and whether or not those impacts are material. With regard to this incident, factors that could cause actual results to differ materially from those expressed or implied include (i) the ongoing assessment of the incident, (ii) legal, reputational and financial risks resulting from the incident, (iii) the effectiveness of business continuity plans and cybersecurity risk management policies during the incident, (iv) the possibility that our investigation will produce materially adverse findings not known to us on the date hereof, (v) that any future, or still undetected, cybersecurity related incident, whether an attack, disruption, intrusion, denial of service, theft or other breach could result in unauthorized access to, or disclosure of, data, resulting in claims, costs and reputational harm that could negatively affect our operating or financial results.

The Company has established relationships with cybersecurity firms and internal cybersecurity experts, which it engages in connection with certain suspected incidents. The costs arising from those engagements, which depending on the incident may include both investigatory and remedial efforts, have not to date been material to the Company. The Company also regularly undergoes evaluation of its protections against incidents, including both self-assessments and expert third-party assessments, and it regularly enhances those protections, both in response to specific threats and as part of the Company’s efforts to stay current with advances in cybersecurity defense. When the Company experiences a confirmed cybersecurity incident, it generally performs root cause analyses and in appropriate instances will implement additional controls based on those analyses. In 2022, Company spending on cybersecurity efforts represented approximately 10% of its overall IT spend. There can be no assurance that the Company or its cybersecurity consultants will be able to prevent or remediate all future incidents or that the cost associated with responding to any such incident will not be significant.

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

Disruptions in our data center hosting and public cloud facilities could adversely affect our business. Our software products are increasingly being offered and provided on a cloud or other hosted basis through data centers operated by the Company or third parties in the United States and other countries. In addition, certain applications and data that we use in our services offerings and our operations may be hosted or stored at such facilities. These facilities may be vulnerable to natural disasters, including those exacerbated by the effects of climate change, telecommunications failures and similar events, or to intentional acts of misconduct, such as security incidents (including the ransomware incident announced April 17, 2023) or interference (including by disgruntled employees, former employees or contractors). The occurrence of these events or acts, or any other unanticipated problems, at these facilities could result in damage to or the unavailability of these cloud hosting facilities. Such damage or unavailability could, despite existing disaster recovery and business continuity arrangements, interrupt the availability of our cloud offerings for our customers. We have experienced such interruptions and damage or unavailability which interrupt the availability of applications or data necessary to provide services or conduct critical operations. Interruptions in the availability of our data center or cloud offerings or our ability to service our customers could result in the failure to meet contracted up-time or service levels, which could cause us to issue credits or pay damages or penalties or cause customers to terminate or not renew subscriptions. Interruptions could also expose us to liability claims from customers and others, payment of damages or other amounts, negative publicity and the need to engage in costly remediation efforts, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

As of June 30, 2023, $153 million was available for repurchases under the March 2017 program, and approximately $870 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended June 30, 2023, approximately 23 thousand shares were purchased at an average price of $23.46 per share.

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

    Item 6.     EXHIBITS

10.1	Sixth Amendment to the Credit Agreement, dated as of June 30, 2023, by and among NCR Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022; (ii) our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2023 and 2022; (iii) our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022; (iv) our condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022; (v) our condensed consolidated statements of changes in stockholder's equity for the three and six months ended June 30, 2023 and 2022; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	August 2, 2023	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Senior Executive Vice President and Chief Financial Officer