Form 10-Q
period 2023-09-30
NCR VOYIX Corp
filed 2023-11-14
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number: 001-00395
 ________________________

NCR VOYIX CORPORATION
(Exact name of registrant as specified in its charter)
________________________

Maryland	31-0387920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
864 Spring Street NW
Atlanta, GA 30308
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (937) 445-1936
NCR Corporation
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VYX	New York Stock Exchange
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of November 9, 2023, there were approximately 141.2 million shares of the registrant's common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Voyix Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Product revenue	$560	$590	$1,657	$1,720
Service revenue	1,457	1,382	4,237	4,115
Total revenue	2,017	1,972	5,894	5,835
Cost of products	465	524	1,399	1,560
Cost of services	925	957	2,864	2,902
Selling, general and administrative expenses	331	264	956	886
Research and development expenses	54	40	175	164
Total operating expenses	1,775	1,785	5,394	5,512
Income (loss) from operations	242	187	500	323
Interest expense	(85)	(74)	(259)	(204)
Other income (expense), net	(44)	(1)	(55)	9
Income (loss) from continuing operations before income taxes	113	112	186	128
Income tax expense (benefit)	236	43	280	56
Income (loss) from continuing operations	(123)	69	(94)	72
Income (loss) from discontinued operations, net of tax	—	—	(1)	5
Net income (loss)	(123)	69	(95)	77
Net income (loss) attributable to noncontrolling interests	1	—	1	1
Net income (loss) attributable to NCR	$(124)	$69	$(96)	$76
Amounts attributable to NCR common stockholders:
Income (loss) from continuing operations	$(124)	$69	$(95)	$71
Series A convertible preferred stock dividends	(4)	(4)	(12)	(12)
Income (loss) from continuing operations attributable to NCR common stockholders	(128)	65	(107)	59
Income (loss) from discontinued operations, net of tax	—	—	(1)	5
Net income (loss) attributable to NCR common stockholders	$(128)	$65	$(108)	$64
Income (loss) per share attributable to NCR common stockholders:
Income (loss) per common share from continuing operations
Basic	$(0.91)	$0.47	$(0.76)	$0.43
Diluted	$(0.91)	$0.46	$(0.76)	$0.42
Net income (loss) per common share
Basic	$(0.91)	$0.47	$(0.77)	$0.47
Diluted	$(0.91)	$0.46	$(0.77)	$0.45
Weighted average common shares outstanding
Basic	140.9	137.0	140.3	136.4
Diluted	140.9	140.3	140.3	140.9

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Net income (loss)	$(123)	$69	$(95)	$77
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (loss)	3	(75)	11	(154)
Derivatives
Unrealized gains (loss) on derivatives	—	77	24	155
Loss (gains) on derivatives recognized during the period	(122)	(9)	(165)	(3)
Less income tax	30	(16)	32	(35)
Employee benefit plans
Amortization of prior service cost (benefit)	—	—	(1)	(1)
Net (loss) gain arising during the period	(2)	—	(2)	—
Amortization of actuarial loss (gains)	(1)	—	(3)	—
Less income tax	1	—	2	—
Other comprehensive income (loss)	(91)	(23)	(102)	(38)
Total comprehensive income (loss)	(214)	46	(197)	39
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	1	—	1	1
Currency translation gains (losses)	—	(2)	—	(3)
Amounts attributable to noncontrolling interests	1	(2)	1	(2)
Comprehensive income (loss) attributable to NCR	$(213)	$48	$(196)	$41

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$675	$505
Accounts receivable, net of allowances of $42 and $34 as of September 30, 2023 and December 31, 2022, respectively	950	1,083
Inventories	725	772
Restricted cash, current	270	228
Prepaid and other current assets	473	494
Total current assets	3,093	3,082
Property, plant and equipment, net	692	663
Goodwill	4,537	4,540
Intangibles, net	1,010	1,145
Operating lease assets	337	371
Prepaid pension cost	225	212
Deferred income taxes	430	598
Restricted cash, non-current	2,068	7
Other assets	831	889
Total assets	$13,223	$11,507
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$113	$104
Accounts payable	820	942
Payroll and benefits liabilities	318	207
Contract liabilities	536	537
Settlement liabilities	233	250
Other current liabilities	660	673
Total current liabilities	2,680	2,713
Long-term debt	7,416	5,561
Pension and indemnity plan liabilities	641	614
Postretirement and postemployment benefits liabilities	108	91
Income tax accruals	100	97
Operating lease liabilities	324	353
Other liabilities	307	324
Total liabilities	11,576	9,753
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of September 30, 2023 and December 31, 2022; redemption amount and liquidation preference of $276 as of September 30, 2023 and December 31, 2022	275	275
Stockholders’ equity
NCR stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 140.9 and 138.0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Paid-in capital	806	704
Retained earnings	967	1,075
Accumulated other comprehensive loss	(402)	(300)
Total NCR stockholders’ equity	1,372	1,480
Noncontrolling interests in subsidiaries	—	(1)
Total stockholders’ equity	1,372	1,479
Total liabilities and stockholders’ equity	$13,223	$11,507
See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2023	2022
Operating activities
Net income (loss)	$(95)	$77
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	1	(5)
Depreciation and amortization	461	451
Stock-based compensation expense	98	97
Deferred income taxes	204	24
Gain on terminated interest rate derivative agreements	(103)	—
Impairment of other assets	7	—
Loss (gain) on disposal of property, plant and equipment and other assets	(2)	4
(Gain) loss on divestiture	(10)	—
Changes in assets and liabilities, net of effects of business acquired:
Receivables	122	(274)
Inventories	(12)	(220)
Current payables and accrued expenses	16	113
Contract liabilities	(6)	(24)
Employee benefit plans	(10)	(3)
Other assets and liabilities	57	5
Net cash provided by operating activities	$728	$245
Investing activities
Expenditures for property, plant and equipment	$(112)	$(72)
Proceeds from sale of property, plant and equipment and other assets	8	8
Additions to capitalized software	(194)	(217)
Business acquisitions, net of cash acquired	(7)	(12)
Proceeds from divestiture	10	—
Purchases of investments	(10)	—
Other investing activities, net	—	(5)
Net cash used in investing activities	$(305)	$(298)
Financing activities
Payments on term credit facilities	$(77)	$(31)
Payments on revolving credit facilities	(2,044)	(846)
Borrowings on term credit facilities	726	—
Borrowings on revolving credit facilities	1,959	1,021
Proceeds from issuance of senior unsecured notes	1,333	—
Payments on other financing arrangements	(2)	—
Cash dividend paid for Series A preferred shares dividends	(11)	(11)
Proceeds from employee stock plans	23	19
Tax withholding payments on behalf of employees	(16)	(38)
Net change in client funds obligations	—	(6)
Principal payments for finance lease obligations	(12)	(12)
Other financing activities	—	(3)
Net cash provided by (used in) financing activities	$1,879	$93
Cash flows from discontinued operations
Net cash provided by (used in) operating activities of discontinued operations	$(1)	$(1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	(43)
Increase (decrease) in cash, cash equivalents, and restricted cash	2,273	(4)
Cash, cash equivalents and restricted cash at beginning of period	740	749
Cash, cash equivalents and restricted cash at end of period	$3,013	$745

Supplemental disclosures of noncash investing and financing activities During the nine months ended September 30, 2022, we issued shares of the Company's common stock and assumed unvested outstanding option awards in the acquisition of Moon Inc., dba LibertyX, for total non-cash consideration of $68 million. In connection with the acquisition, we also assumed debt of $2 million. Refer to Note 2, “Business Combinations”, for additional information on the LibertyX acquisition. Additionally, total discounts and deferred financing fees related to the Atleos borrowings were $79 million, with $38 million included in Other current liabilities as of September 30, 2023 and reflected above as a non-cash item. Refer to Note 5, “Debt Obligations” for additional information.

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited)

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings			Total
December 31, 2022	138	$1	$704	$1,075	$(300)	$(1)	$1,479
Comprehensive income:
Net income (loss)	—	—	—	9	—	1	10
Other comprehensive income (loss)	—	—	—	—	(19)	(1)	(20)
Total comprehensive income (loss)	—	—	—	9	(19)	—	(10)
Employee stock purchase and stock compensation plans	2	—	23	—	—	—	23
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2023	140	$1	$727	$1,080	$(319)	$(1)	$1,488
Comprehensive income:
Net income (loss)	—	—	—	19	—	(1)	18
Other comprehensive income (loss)	—	—	—	—	8	1	9
Total comprehensive income (loss)	—	—	—	19	8	—	27
Employee stock purchase and stock compensation plans	—	—	43	—	—	—	43
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
June 30, 2023	140	$1	$770	$1,095	$(311)	$(1)	$1,554
Comprehensive income:
Net income (loss)	—	—	—	(124)	—	1	(123)
Other comprehensive income (loss)	—	—	—	—	(91)	—	(91)
Total comprehensive income (loss)	—	—	—	(124)	(91)	1	(214)
Employee stock purchase and stock compensation plans	1	—	36	—	—	—	36
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
September 30, 2023	141	$1	$806	$967	$(402)	$—	$1,372

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Changes in Stockholder’s Equity (Unaudited) - (Continued)

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

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Spin-Off of NCR Atleos On September 15, 2022, NCR Voyix Corporation (“Voyix”, “NCR”, the “Company”, “we” or “us”), which, prior to its name change effective October 13, 2023 was known as NCR Corporation, announced a plan to separate into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs. On October 16, 2023, the Company completed its separation of its ATM-focused business, including its self-service banking, payments & network and telecommunications and technology businesses, through the spin-off of its wholly owned subsidiary, NCR Atleos Corporation (“Atleos”), (the “Spin-Off”). The Spin-Off was effected through a pro rata distribution of all outstanding shares of Atleos common stock to holders of Voyix common stock as of the close of business on October 2, 2023 (the “record date”). The Company distributed one share of Atleos common stock for every two common shares of Voyix outstanding as of the record date. Shareholders received cash in lieu of fractional shares of Atleos common stock. The Spin-Off is expected to qualify as a tax-free distribution for U.S. federal income tax purposes. Atleos is an independent, publicly traded company focused on providing self-directed banking solutions to a global customer base, including financial institutions, retailers and consumers, and Voyix retains no ownership interest. Atleos’s common stock is listed on the New York Stock Exchange under the ticker symbol “NATL”. The historical financial results of Atleos are included in these condensed consolidated financial statements. Subsequent to the Spin-Off, and in future filings, the historical results of Atleos will be reflected as discontinued operations in the Company’s consolidated financial statements. Disclosures pertaining to Atleos’s issuance of debt in connection with the Spin-Off are provided in Note 5, “Debt Obligations”. Refer to Note 6, “Trade Receivables Facility”, Note 7, “Income Taxes”, Note 8, “Stock Compensation Plans”, Note 9, “Employee Benefit Plans”, Note 10, “Commitments and Contingencies”, Note 11, “Series A Convertible Preferred Stock” and Note 13, “Derivatives and Hedging Instruments” for additional disclosures related to the Spin-Off.

In connection with the Spin-Off, the Company and Atleos entered into various agreements to effect the Spin-Off and provide a framework for the relationship between the Company and Atleos after the Spin-Off. Such agreements include the separation and distribution agreement, as well as the following ongoing agreements: a transition services agreement, tax matters agreement, employee matters agreement, patent and technology cross-license agreement, trademark license and use agreement, master services agreement and various other transaction agreements. Under these agreements, the Company will continue to provide certain products and services to Atleos following the Spin-Off.

Additionally, outstanding restricted stock units and stock options will be adjusted to maintain the economic value of those awards before and after the Spin-Off. Generally, continuing Voyix employees will retain the number of outstanding restricted stock units held by them as of the Spin-Off and will receive additional Voyix restricted stock units to reflect the Spin-Off, while continuing Atleos employees will have their outstanding restricted stock units held by them as of the Spin-Off converted solely into equivalent restricted stock units of Atleos, and any outstanding restricted stock units held by them as of the Spin-Off will be cancelled. Outstanding stock options at the time of the Spin-Off, regardless of the holder, will be converted into stock options of both Voyix and Atleos. In addition, outstanding restricted stock units held by certain key equity holders as of the Spin-Off (including directors and certain former employees) will be converted into restricted stock units of both Voyix and Atleos.

The accompanying Condensed Consolidated Financial Statements have been prepared by the Company without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2022 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than transactions associated with the Spin-Off and items discussed below and within the Notes to Condensed Consolidated Financial Statements, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure.

Divestiture On October 19, 2023, the Company divested of a portion of the assets that were deemed non-strategic to its payments business, consisting primarily of merchant contracts, our front end authorization platform and certain relevant intellectual property for cash proceeds of $82 million. For the nine months ended September 30, 2023, total revenue for our payments business sold was $33 million.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Cyber ransomware incident On April 13, 2023, the Company determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, the Company immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. We concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Our investigation also concluded no financial reporting systems were impacted.

During the nine months ended September 30, 2023, we recognized $23 million related to this matter in Cost of services and Selling, general and administrative expenses. We may incur additional costs relating to this incident in the future, including expenses to respond to and remediate this matter, payment of damages or other costs to customers or others. While the Company’s response to this incident is ongoing, at this time we do not believe additional costs we may incur as a result of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident. We will continue to assess the impact of the security event and cannot definitively determine, at this time, the full extent of the impact from such event on our business, results of operations or financial condition.

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

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions		September 30
	Balance Sheet Location	2023	2022
Cash and cash equivalents	Cash and cash equivalents	$675	$434
Short term restricted cash	Restricted cash, current	30	7
Long term restricted cash	Restricted cash, non-current	2,068	9
Funds held for client	Restricted cash, current	—	42
Cash included in settlement processing assets	Restricted cash, current	240	253
Total cash, cash equivalents and restricted cash		$3,013	$745

As of September 30, 2023, the net proceeds of certain debt balances were held in escrow pending consummation of the Spin-Off, and such proceeds were included in Restricted cash, non-current on the Condensed Consolidated Balance Sheets. Refer to Note 5, “Debt Obligations” for additional information.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Contract Assets and Liabilities The following table presents the net contract liability balances as of September 30, 2023 and December 31, 2022.

In millions	Location in the Condensed Consolidated Balance Sheet	September 30, 2023	December 31, 2022
Current portion of contract liabilities	Contract liabilities	$536	$537
Non-current portion of contract liabilities	Other liabilities	$44	$49

During the nine months ended September 30, 2023, the Company recognized $437 million in revenue that was included in contract liabilities as of December 31, 2022. During the nine months ended September 30, 2022, the Company recognized $365 million in revenue that was included in contract liabilities as of December 31, 2021.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.6 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

The Company has made three elections that affect the value of remaining performance obligations described above. We do not disclose remaining performance obligations for contracts where variable consideration is directly allocated based on usage or when the original expected duration is one year or less. Additionally, we do not disclose remaining performance obligations for contracts where we recognize revenue from the satisfaction of the performance obligation in accordance with the 'right to invoice’ practical expedient.

Capitalized Software Capitalized development costs for internal-use software and software that will be sold, leased or otherwise marketed were $572 million and $554 million as of September 30, 2023 and December 31, 2022, respectively, presented within Other assets on the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements

In October 2021, the FASB issued accounting standards update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, with new guidance for contract assets and contract liabilities acquired in a business combination. The new guidance requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The accounting standards update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and should be applied prospectively to acquisitions occurring on or after the effective date. The adoption of this accounting standards update did not have a material effect on the Company’s net income, cash flows, earnings per share or financial condition.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
2. BUSINESS COMBINATIONS

Acquisition of LibertyX (2022)

On January 5, 2022, the Company completed its acquisition of Moon Inc., dba LibertyX, a leading cryptocurrency software provider, with the goal of enabling the Company to provide digital currency solutions, including the ability to buy and sell Bitcoin, and conduct cross-border remittance. The Company purchased all outstanding shares of LibertyX for $1 million cash consideration and approximately 1.4 million shares of the Company’s common stock at a price of $42.13 per share. The Company also converted approximately 0.2 million outstanding unvested LibertyX option awards into the Company’s awards pursuant to an exchange ratio as defined in the acquisition agreement. LibertyX stock option awards were converted into the Company’s stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio, and vested immediately. The value of the option awards was deemed attributable to services already rendered and was included as a portion of the purchase price. Total purchase consideration for the LibertyX acquisition was approximately $69 million. As a result of the acquisition, LibertyX became a wholly-owned subsidiary of the Company.

The fair value of consideration transferred to acquire LibertyX was allocated to the identifiable assets and acquired liabilities assumed based upon their estimated fair values as of the date of acquisition. The allocation of purchase price was finalized as of December 31, 2022.

3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of September 30, 2023 and December 31, 2022 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2022						September 30, 2023
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Retail	$995	$(34)	$961	$—	$—	$(2)	$993	$(34)	$959
Hospitality	288	(23)	265	—	—	(1)	287	(23)	264
Digital Banking	594	—	594	—	—	—	594	—	594
Payments & Network	1,036	—	1,036	—	—	—	1,036	—	1,036
Self-Service Banking	1,633	(101)	1,532	—	—	—	1,633	(101)	1,532
Other(1)	163	(11)	152	—	—	—	163	(11)	152
Total goodwill	$4,709	$(169)	$4,540	$—	$—	$(3)	$4,706	$(169)	$4,537

(1) Other segment includes the goodwill associated with our Telecommunications & Technology reporting unit.

Identifiable Intangible Assets The Company’s purchased intangible assets, reported in Intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	September 30, 2023		December 31, 2022
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$1,102	$(519)	$1,103	$(463)
Intellectual property	2 - 8	1,023	(619)	1,030	(558)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	129	(106)	128	(95)
Total identifiable intangible assets		$2,343	$(1,333)	$2,350	$(1,205)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Amortization expense	$43	$44	$128	$130

The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2023	2024	2025	2026	2027	2028
Amortization expense	$44	$161	$150	$139	$124	$106

4. SEGMENT INFORMATION AND CONCENTRATIONS

Prior to the October 16, 2023 Spin-Off, and during the quarter ended September 30, 2023, the Company managed and reported its operations in the following segments:

•Retail - We offer software-led solutions to customers in the retail industry, leading with digital to connect retail operations end to end to integrate all aspects of a customer’s operations in indoor and outdoor settings from point-of-sale (“POS”), to payments, inventory management, fraud and loss prevention applications, loyalty and consumer engagement. These solutions include retail-oriented technologies such as comprehensive API-point of sale retail software platforms and applications, hardware terminals, self-service kiosks including self-checkout (“SCO”), payment processing and merchant acquiring solutions, and bar-code scanners.

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

•Digital Banking - Digital Banking helps financial institutions implement their digital-first platform strategy by providing solutions for account opening, account management, transaction processing, imaging, and branch services to enable financial institutions to offer a compelling customer experience.

•Payments & Network - We provide a cost-effective way for financial institutions, fintechs, and neobanks to reach and serve their customers through our network of automated teller machines (“ATMs”) and multi-functioning financial services kiosks. We offer credit unions, banks, digital banks, fintechs, stored-value debit card issuers, and other consumer financial services providers access to our Allpoint retail-based ATM network, providing convenient and fee-free cash withdrawal and deposit access to their customers and cardholders as well as the ability to convert a digital value to cash, or vice versa, via NCRPay360. We also provide ATM branding solutions to financial institutions, ATM management and services to retailers and other businesses, as well as payment processing and merchant acquiring services in the retail, hospitality and other industries.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Eliminations include revenues from contracts with customers and the related costs that are reported in the Payments & Network segment as well as in the Retail or Hospitality segments, including merchant acquiring services that are monetized via payments.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company’s resources. Management evaluates the performance of the segments based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to the Company plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments and other special items, including amortization of acquisition-related intangibles, separation-related costs, cyber ransomware incident recovery costs, and transformation and restructuring charges (which includes integration, severance and other exit and disposal costs), among others. The special items are considered non-operational or non-recurring in nature, so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported GAAP net income (loss) from continuing operations attributable to NCR.

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia in the first quarter of 2022. We have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and nine months ended September 30, 2022, our presentation of segment revenue and Adjusted EBITDA excludes the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. We recognized a pre-tax net loss of $22 million for the nine months ended September 30, 2022 related to these actions, recognized primarily in Cost of products, Cost of services and Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations. No charges have been recognized for the nine months ended September 30, 2023. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Revenue by segment
Retail	$568	$575	$1,696	$1,683
Hospitality	238	238	696	687
Digital Banking	147	137	423	404
Payments & Network	357	336	1,013	967
Self-Service Banking	666	640	1,940	1,930
Total segment revenue	$1,976	$1,926	$5,768	$5,671
Other (1)	53	58	161	187
Eliminations	(12)	(12)	(35)	(32)
Other adjustment (2)	—	—	—	9
Consolidated revenue	$2,017	$1,972	$5,894	$5,835

Adjusted EBITDA by segment
Retail	$132	$128	$352	$299
Hospitality	59	51	172	138
Digital Banking	58	60	160	172
Payments & Network	120	114	302	309
Self-Service Banking	169	150	476	404
Segment Adjusted EBITDA	$538	$503	$1,462	$1,322
(1) Other immaterial business operations that do not represent a reportable segment.
(2) Other adjustment reflects the revenue attributable to the Company’s operations in Russia for the nine months ended September 30, 2022 that were excluded from management’s measure of revenue due to our previous announcement to suspend sales to Russia and orderly wind down of our operations in Russia beginning in the first quarter of 2022.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table reconciles Segment Adjusted EBITDA to Net income (loss) from continuing operations attributable to NCR:

In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Segment Adjusted EBITDA	$538	$503	$1,462	$1,322
Less unallocated amounts:
Pension mark-to-market	19	—	19	—
Corporate and other income and expenses not allocated to reportable segments	125	112	341	307
Eliminations	9	11	26	25
Transformation and restructuring costs (1)	8	17	7	93
Acquisition-related amortization of intangibles	43	44	128	130
Acquisition-related costs (2)	—	1	1	9
Gain on terminated interest rate derivative agreements (3)	(85)	—	(85)	—
Interest expense (3)	85	74	259	204
Interest income	(5)	(3)	(11)	(6)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	109	107	324	314
Income tax expense (benefit)	236	43	280	56
Stock-based compensation expense	30	28	98	97
Separation costs (4)	76	—	147	—
Cyber ransomware incident recovery costs (5)	12	—	23	—
Russia	—	—	—	22
Net income (loss) from continuing operations attributable to NCR	$(124)	$69	$(95)	$71
(1) Represents integration, severance, and other exit and disposal costs, which are considered non-operational in nature.
(2) Represents professional fees, retention bonuses, and other costs incurred related to acquisitions, which are considered non-operational in nature.
(3) During the three months ended September 30, 2023, it was determined that the transactions underlying the unrealized gains on terminated interest rate swap and cap agreements reported in Accumulated other comprehensive income were probable of not occurring under ASC 815, Derivatives and Hedging. As such, $85 million of unrealized gains were recognized in Cost of services and $18 million of unrealized gains were recognized in Interest expense. Refer to Note 13, “Derivatives and Hedging Instruments”.
(4) Represents primarily professional fees specific to separation preparation including separation management, organizational design, and legal fees.
(5) Represents expenses to respond to, remediate and investigate the April 13, 2023 cyber ransomware incident, which is considered a non-recurring special item. Additional details regarding this cyber ransomware incident are discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”.

The following table presents revenue by geography for the Company:

In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
United States	$1,179	$1,127	$3,393	$3,200
Americas (excluding United States)	194	193	575	577
Europe, Middle East and Africa	444	403	1,302	1,367
Asia Pacific	200	249	624	691
Total revenue	$2,017	$1,972	$5,894	$5,835

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents the recurring revenue for the Company:

In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Recurring revenue (1)	$1,305	$1,222	$3,796	$3,618
All other products and services	712	750	2,098	2,217
Total revenue	$2,017	$1,972	$5,894	$5,835

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

Concurrently with the Spin-Off on October 16, 2023, the Company made a number of changes to its organizational structure and management system, including the Company’s reportable segments. Following the Spin-Off, the Company will manage its reports and operations using three reportable segments - Retail, Restaurant (formerly reported as Hospitality) and Digital Banking. These changes will impact the Company’s reportable segments beginning in the fourth quarter of 2023.

5. DEBT OBLIGATIONS

The following table summarizes the Company’s short-term borrowings and long-term debt:

	September 30, 2023		December 31, 2022
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility (1)	$102	7.47%	$100	6.54%
Current portion of Atleos Senior Secured Credit Facility (1)(2)	8	10.17%	—
Other (1)	3	7.23%	4	7.05%
Total short-term borrowings	$113		$104
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility (1)	$1,699	7.65%	$1,778	6.69%
Revolving credit facility (1)	438	7.47%	523	6.79%
Senior notes:
5.750% Senior Notes due 2027	500		500
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		1,200
6.125% Senior Notes due 2029	500		500
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(42)		(49)
Other (1)	8	7.19%	9	7.10%
Separation Related Financing:
Atleos Senior Secured Credit Facility (1)(2)	742	10.17%	—
Atleos 9.500% Senior Secured Notes due 2029 (2)	1,350		—
Atleos discount and deferred financing fees (2)	(79)		—
Total long-term debt	$7,416		$5,561

(1)    Interest rates are weighted-average interest rates as of September 30, 2023 and December 31, 2022.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
(2) Concurrent with the Spin-Off, on October 16, 2023, all short-term borrowings and long-term debt of and issued by Atleos in connection with the Spin-Off remained obligations of Atleos (see section below titled “Separation Related Financing Transactions” for further detail). Beginning with the fourth quarter of 2023, such short-term borrowings and long-term debt will not be reported as obligations of the Company.

Senior Secured Credit Facility As of September 30, 2023, the Company was party to a Senior Secured Credit Facility, as amended, which provided for a senior secured term loan A facility in an aggregate principal amount of $1.305 billion (the “TLA Facility”), a senior secured term loan B facility in an aggregate principal amount of $750 million (the “TLB Facility” and together with the TLA Facility, the “Term Loan Facilities”), and a revolving credit facility with commitments in an initial aggregate principal amount of $1.3 billion (the “Revolving Credit Facility”).

As of September 30, 2023, the term loan facilities (the TLA Facility and the TLB Facility) under the Senior Secured Credit Facility had an aggregate principal amount of $2.055 billion, of which $1.801 billion remained outstanding. Additionally, as of September 30, 2023, there was $438 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility also contained a sub-facility to be used for letters of credit, and, as of September 30, 2023, outstanding letters of credit were $29 million. Our borrowing capacity under our Revolving Credit Facility was $833 million at September 30, 2023.

The outstanding principal balance of the TLB Facility was required to be repaid in equal quarterly installments of 0.25% of the original aggregate principal amount thereof beginning with the fiscal quarter ended December 31, 2019, with the balance being due at maturity on August 28, 2026 (the “TLB Maturity Date”).

The outstanding principal balance of the TLA Facility was required to be repaid in equal quarterly installments of 1.875% of the original aggregate principal amount thereof, beginning with the fiscal quarter ended September 30, 2021, with the balance being due at maturity on the earlier of (a) June 21, 2026 and (b) unless the loans under TLB Facility had been repaid prior to such date, the date that is 91 days prior to the TLB Maturity Date (the “Maturity Trigger Date”).

Commitments under the Revolving Credit Facility were scheduled to terminate on the earlier of (a) June 21, 2026 and (b) unless the loans under TLB Facility have been repaid prior to such date, the Maturity Trigger Date. Loans under the Revolving Credit Facility were able to be repaid and reborrowed prior to the applicable maturity date, subject to the satisfaction of customary conditions.

The obligations under the Senior Secured Credit Facility were guaranteed by certain of the Company’s domestic material subsidiaries including NCR International, Inc. (the “Guarantor Subsidiary”) and certain domestic material subsidiaries acquired through the Cardtronics Transaction (collectively, the “Cardtronics Guarantors” and together with the Guarantor Subsidiary, the “Guarantors”). The obligations under the Senior Secured Credit Facility and the above described guarantee were secured by a first priority lien and security interest in substantially all of the assets of the Company and the Guarantors, including directly owned equity interests of their wholly-owned subsidiaries, in each case, subject to certain exclusions.
The Senior Secured Credit Facility included affirmative and negative covenants that restricted or limited the ability of the Company and its subsidiaries to, among other things, incur indebtedness; create liens on assets; engage in certain fundamental corporate changes or changes to the Company’s business activities; make investments; sell or otherwise dispose of assets; engage in sale-leaseback or hedging transactions; repurchase stock, pay dividends or make similar distributions; repay other indebtedness; engage in certain affiliate transactions; or enter into agreements that restrict the Company’s ability to create liens, pay dividends or make loan repayments. The Senior Secured Credit Facility also included a financial covenant with respect to the Revolving Credit Facility and the TLA Facility. The financial covenant required the Company to maintain a consolidated leverage ratio on the last day of any fiscal quarter, not to exceed (i) in the case of any fiscal quarter ending on or prior to December 31, 2021, 5.50 to 1.00, (ii) in the case of any fiscal quarter ending after December 31, 2021, and on or prior to September 30, 2022, 5.25 to 1.00, and (iii) in the case of any fiscal quarter ending on or after December 31, 2022, 4.75 to 1.00 in each case subject, to (x) increases of 0.25 in connection with the consummation of any material acquisition and applicable to the fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter, and (y) a maximum cap of 5.00 to 1.00.
Senior Unsecured Notes As of September 30, 2023, the Company’s senior unsecured notes were guaranteed by certain of the Company’s domestic material subsidiaries (including the Guarantor Subsidiary and the Cardtronics Guarantors that joined as guarantors on October 14, 2021), which have guaranteed fully and unconditionally the obligations to pay principal and interest for the Company’s senior unsecured notes. The terms of the indentures for the Company’s senior unsecured notes limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional debt or issue redeemable preferred

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
stock; pay dividends or make certain other restricted payments or investments; incur liens; sell assets; incur restrictions on the ability of the Company’s subsidiaries to pay dividends to the Company; enter into affiliate transactions; engage in sale and leaseback transactions; and consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s or such subsidiaries’ assets. These covenants are subject to significant exceptions and qualifications. For example, if these notes are assigned an “investment grade” rating by Moody’s or S&P and no default has occurred or is continuing, certain covenants will be terminated.
Other Debt In December 2022, the Company and Cardtronics USA, Inc. entered into a master loan agreement (the “ATMaaS Facility”) with Banc of America Leasing & Capital, LLC (“BALCAP”) pursuant to which either the Company or Cardtronics USA, Inc., as applicable, may specify one or more ATM-as-a-Service contracts, including any rights to receive payment thereunder, and the ATM equipment thereto (“ATMaaS Assets”). The total amount available under the ATMaaS Facility is $20 million with repayment terms up to four years. As of September 30, 2023 total debt outstanding under the ATMaaS Facility was $10 million with a weighted average interest rate of 7.20% and a weighted average term of 3.0 years. As of December 31, 2022, total debt outstanding was $12 million with a weighted average interest rate of 7.21% and a weighted average term of 3.7 years. In connection with the Spin-Off, the Company, Cardtronics USA, Inc. and BALCAP amended the ATMaaS Facility in order to, among other things, cause the assignment by the Company of all of its ATMaaS Assets and all of its obligations under the ATMaaS Facility to Cardtronics USA, Inc. and release the Company from all of its obligations under the ATMaaS Facility.

Separation-Related Financing Transactions

Atleos Senior Secured Credit Facility On September 27, 2023, Atleos entered into a credit agreement (the “Atleos Credit Agreement”) with NCR Atleos Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of Atleos, subsidiaries of Atleos that may become party thereto as foreign borrowers (if any), the lenders party thereto and Bank of America, N.A., as administrative agent. The Atleos Credit Agreement provides for new senior secured credit facilities in an aggregate principal amount of $2,085 million, which are comprised of (i) a five-year multicurrency revolving credit facility in the aggregate principal amount of $500 million (including (a) a letters of credit sub-facility in an aggregate face amount of up to $75 million and (b) a sub-facility in an aggregate principal amount of up to $200 million for borrowings and Letters of Credit in certain agreed foreign currencies) (the “Atleos Revolving Credit Facility”, and the loans thereunder, the “Atleos Revolving Loans”), (ii) a five-year term loan “A” facility in the aggregate principal amount of $835 million (the “Atleos Term Loan A Facility”, and the loans thereunder, the “Atleos Term A Loans”) and (iii) a five and a half-year term loan “B” facility in the aggregate principal amount of $750 million (the “Atleos Term Loan B Facility”, the loans thereunder, the “Atleos Term B Loans” and, the Atleos Term Loan B Facility, together with the Atleos Term Loan A Facility and the Atleos Revolving Credit Facility, the “Atleos Credit Facilities”).

The Company received total proceeds of $726 million upon funding of the Atleos Term Loan B Facility, resulting in an original issue discount of $24 million that will be amortized to interest expense over the life of the facility. As of September 30, 2023, the net proceeds of the Atleos Term Loan B Facility, together with certain other amounts (collectively, the “TLB Escrow Amounts”) were held in escrow pending consummation of the Spin-Off, and such proceeds were included in non-current restricted cash on the Condensed Consolidated Balance Sheets. As of September 30, 2023, the Atleos Term Loan A Facility and the Atleos Revolving Credit Facility had been committed to by the lenders providing such facilities, but drawings thereunder were not permitted until the effective date of the Spin-Off. Additionally, as of September 30, 2023, there was no balance outstanding under the Atleos Revolving Credit Facility and no outstanding letters of credit issued under the sub-facility.

On October 16, 2023, the Escrow Issuer merged with and into Atleos (the “Escrow Merger”) and Atleos assumed the obligations of the Escrow Issuer under the Atleos Credit Agreement. As of the Spin-Off, the Atleos Credit Facilities are not obligations of the Company.

Atleos Senior Secured Notes On September 27, 2023, the Escrow Issuer issued $1,350 million aggregate principal amount of 9.500% senior secured notes due in 2029 (the “Atleos Notes”). The Company received total proceeds of $1,333 million for the Atleos Notes, resulting in an original issue discount of $17 million that will be amortized to interest expense over the life of the Atleos Notes. As of September 30, 2023, the gross proceeds of the Atleos Notes were held in escrow pending consummation of the Spin-Off and are included in non-current restricted cash on the Condensed Consolidated Balance Sheets. On October 16, 2023, in connection with the Escrow Merger, Atleos assumed the obligations of the Escrow Issuer under the Atleos Notes and the indenture governing the Atleos notes by executing a supplemental indenture thereto (the “Assumption”). Upon completion of the Escrow Merger, the Assumption, the Spin-Off and transactions contemplated thereby (collectively, the “Transactions”), the Atleos Notes became jointly and severally and unconditionally guaranteed on a senior secured basis by Atleos’s wholly-owned domestic subsidiaries, subject to certain limitations (the “Atleos Subsidiary Guarantors”), that guarantee the Atleos

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Credit Facilities. Upon completion of the Transactions, the Atleos Notes and related guarantees became secured, subject to permitted liens and certain other exceptions, by first-priority liens on substantially all of Atleos’s assets and the assets of the Atleos Subsidiary Guarantors. As of the Spin-Off, the Atleos Notes are not obligations of the Company.

On October 16, 2023, Atleos used a portion of the proceeds from the financing transactions discussed above to make a cash distribution of approximately $3.0 billion to the Company, which the Company used to repay a portion of its existing indebtedness, as discussed further below.

Company Senior Secured Credit Facility On October 16, 2023 (the “Closing Date”), the Company repaid all accrued and unpaid loans and other amounts due under the Senior Secured Credit Facility and terminated all commitments and obligations thereunder. Additionally, on October 16, 2023, the Company entered into a credit agreement (the “New Credit Agreement”), with certain subsidiaries of the Company party thereto as foreign borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”). The New Credit Agreement provides for new senior secured credit facilities in an aggregate principal amount of $700 million, which are comprised of (i) a five-year multicurrency revolving credit facility in the aggregate principal amount of $500 million (including (a) a letter of credit sub-facility in an aggregate principal amount of up to $75 million and (b) a sub-facility in an aggregate principal amount of up to $200 million for borrowings and letters of credit in certain agreed foreign currencies) (the “New Revolving Credit Facility,” and the loans thereunder, the “New Revolving Loans”) and (ii) a five-year term loan “A” facility in the aggregate principal amount of $200 million (the “New Term Loan A Facility,” and the loans thereunder, the “New Term A Loans” and, the Term Loan A Facility, together with the Revolving Credit Facility, the “New Credit Facilities”).

On October 16, 2023, the Company borrowed the full amount under the New Term Loan A Facility and drew $63 million in New Revolving Loans under the New Revolving Credit Facility.

The New Term A Loans and the New Revolving Loans (collectively, the “New Loans”) bear interest based on SOFR (or an alternative reference rate for amounts denominated in a currency other than Dollars), or, at the Company’s option, in the case of amounts denominated in Dollars, at a base reference rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest last quoted by the Administrative Agent as its “prime rate” and (c) the one-month SOFR rate plus 1.00% (the “Base Rate”), plus, as applicable, a margin ranging from 2.25% to 3.25% per annum for SOFR-based New Loans and ranging from 1.25% to 2.25% per annum for Base Rate-based New Loans, in each case, depending on the Company’s consolidated leverage ratio.

The outstanding principal balance of the New Term Loan A Facility is required to be repaid in quarterly installments beginning with the first full fiscal quarter after the Closing Date in an amount equal to (i) 1.875% of the original principal amount of the New Term A Loans during the first three years and (ii) 2.50% of the original principal amount of the New Term A Loans during final two years. Any remaining outstanding balance will be due at maturity on the fifth anniversary of the Closing Date. The New Revolving Credit Facility is not subject to amortization and will mature on the fifth anniversary of the Closing Date.

The New Credit Agreement contains customary representations and warranties, affirmative covenants, and negative covenants. The negative covenants limit the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, create liens on the Company’s or its subsidiaries’ assets, engage in fundamental changes, make investments, sell or otherwise dispose of assets, engage in sale-leaseback transactions, make restricted payments, repay subordinated indebtedness, engage in certain transactions with affiliates and enter into agreements restricting the ability of the Company’s subsidiaries to make distributions to the Company or incur liens on their assets.

The New Credit Agreement also contains a financial covenant that does not permit the Company to allow its consolidated leverage ratio to exceed (i) in the case of any fiscal quarter ending on or prior to September 30, 2024, 4.75 to 1.00, (ii) in the case of any fiscal quarter ending on or following September 30, 2024 and prior to September 30, 2025, 4.50 to 1.00 and (iii) in the case of any fiscal quarter ending on or following September 30, 2025, 4.25 to 1.00, in each case subject, to (x) increases of 0.25 in connection with the consummation of any material acquisition and applicable to the fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter, and (y) a maximum cap of 5.00 to 1.00.

Guarantees of Senior Unsecured Notes On September 14, 2023, Atleos became a guarantor of the Company’s senior unsecured notes pursuant to supplemental indentures governing each series of senior unsecured notes whereby Atleos agreed to unconditionally guarantee the Company’s senior unsecured notes. On the Closing Date, in connection with the Spin-Off and the Company’s entry into the New Credit Agreement, Atleos and the Cardtronics Guarantors were automatically and

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
unconditionally released and discharged from all obligations under the indentures governing the Company’s senior unsecured notes. On October 30, 2023, the Company’s senior unsecured notes then outstanding became jointly and severally and unconditionally guaranteed on a senior unsecured basis by the Company’s wholly-owned domestic subsidiaries, subject to certain limitations, that guarantee the New Credit Facilities pursuant to supplemental indentures governing each applicable series of senior unsecured notes.

Redemption of Certain Senior Unsecured Notes On October 17, 2023 (the “Redemption Date”), the $500 million aggregate principal amount of the Company’s 5.750% senior notes due 2027 were redeemed at a redemption premium of 101.438% of the aggregate principal amount and the $500 million aggregate principal amount of the Company’s 6.125% senior notes due 2029 were redeemed at a redemption premium of 103.074% of the aggregate principal amount.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of September 30, 2023 and December 31, 2022 was $7.30 billion and $5.25 billion, respectively. Management’s fair value estimates were based on quoted prices for recent trades of the Company’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. TRADE RECEIVABLES FACILITY

The Company maintains a trade receivables facility (the “T/R Facility”) pursuant to which the Company’s wholly-owned, bankruptcy remote subsidiary, NCR Receivables LLC (the “U.S. SPE”), may sell certain trade receivables acquired by it from the Company and other affiliates to the T/R Facility to PNC Bank, National Association, MUFG Bank, Ltd. and other unaffiliated purchasers that may from time to time be party to the T/R Facility (the “Purchasers”). The T/R Facility was originally established on November 21, 2014 and was amended and restated on September 30, 2021. In connection with the Spin-Off, on October 16, 2023, the Company entered into amendments to the T/R Facility to, among other things, provide for the repurchase by Cardtronics USA, Inc., ATM National, LLC, and Cardtronics Canada Holdings Inc. (the “Released Originators”) of any receivables originated by them that were owned by the U.S. SPE, the Canadian SPE (as defined below) and/or the Purchasers, release the Released Originators from all of their obligations under the T/R Facility, extend the scheduled maturity of the T/R Facility by two years, and make adjustments to the factors used to determine the availability of capital for investment by the Purchasers in the pool of receivables subject to the T/R Facility. The maximum amount of capital committed by the Purchasers under the T/R Facility remained $300 million.

As of September 30, 2023, under the T/R Facility, the Company and certain United States and Canadian operating subsidiaries of the Company continuously sold their trade receivables as they were originated to the U.S. SPE and a Canadian bankruptcy-remote special purpose entity (the “Canadian SPE” and collectively with the U.S. SPE, the “SPEs”), as applicable. None of the assets or credit of either SPE is available to satisfy the debts and obligations owed to the creditors of the Company or any other person until the obligations of the SPEs under the T/R Facility have been satisfied. The Company controls and therefore consolidates the SPEs in its condensed consolidated financial statements.

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying trade receivables the Purchasers such that the total outstanding balance of trade receivables sold can be up to $300 million at any point in time, which is the maximum purchase commitment of the Purchasers. The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment of $300 million. The total outstanding balance of trade receivables that were sold to the Purchasers and derecognized by the U.S. SPE was approximately $300 million and $300 million as of September 30, 2023 and December 31, 2022, respectively. Excluding the trade receivables sold to the Purchasers, the SPEs collectively owned $316 million and $321 million of trade receivables as of September 30, 2023 and December 31, 2022, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Continuous cash activity related to the T/R Facility is reflected in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. During the nine months ended September 30, 2023, the Company paid $99 million to the Purchasers and received $99 million as the outstanding balance of trade receivables sold fluctuated during the quarter. The U.S. SPE incurs fees under the T/R Facility, including fees due and payable to the Purchasers. Those fees, which are immaterial, are recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of the Purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is secured by all the trade receivables owned by each of the SPEs

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
that have not been sold to the Purchasers. The reserve recognized for this recourse obligation as of September 30, 2023 is not material.

The Company, or in the case of any Canadian trade receivables, NCR Canada Corp., continues to be involved with the trade receivables even after they are transferred to the SPEs (or further transferred to the Purchasers) by acting as servicer. In addition to any obligations as servicer, the Company and each of its subsidiaries acting as an originator under the T/R Facility provide the SPEs with customary recourse in respect of (i) certain dilutive events with respect to the trade receivables sold to the SPEs that are caused by the Company or other applicable originator and (ii) in the event of certain violations by the Company or other applicable originator of its respective representations and warranties with respect to the trade receivables sold to the SPEs. The Company guarantees that any of its subsidiaries (other than the SPEs) party to the T/R Facility will duly and punctually perform its obligations under the T/R Facility (whether as servicer or as originator). These servicer and originator liabilities of the Company and its subsidiaries (other than the SPEs) under the T/R Facility are not expected to be material, given the high quality of the customers underlying the receivables and the anticipated short collection period.

The T/R Facility includes other customary representations and warranties, affirmative and negative covenants and default and termination provisions, which provide for the acceleration of amounts owed to the Purchasers thereunder in circumstances including, but not limited to, failure to pay capital or yield when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $236 million for the three months ended September 30, 2023 compared to income tax expense of $43 million for the three months ended September 30, 2022. In the three months ended September 30, 2023, the Company completed certain internal restructuring transactions in connection with the Spin-Off, resulting in a net of $195 million discrete tax expenses. Approximately $171 million of the discrete tax expense is for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among our wholly-owned subsidiaries prior to the Spin-Off. In the three months ended September 30, 2022, the Company did not recognize any material discrete tax expenses or benefits.

Income tax expense was $280 million for the nine months ended September 30, 2023 compared to income tax expense of $56 million for the nine months ended September 30, 2022. In the nine months ended September 30, 2023, the Company completed certain internal restructuring transactions in connection with the Spin-Off, resulting in a net of $195 million discrete tax expenses. Approximately $171 million of the discrete tax expense is for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among our wholly-owned subsidiaries prior to the Spin-Off. In addition, the increase in tax expense was impacted by the increase in the income from continuing operations. In the nine months ended September 30, 2022, the Company recognized a $7 million benefit from provision to return adjustments and a $7 million benefit related to uncertain tax position settlements and statute of limitation lapses.

As of September 30, 2023, the Company estimates that it is reasonably possible that gross unrecognized tax benefits may decrease by $3 million to $5 million in the next 12 months.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8. STOCK COMPENSATION PLANS

As of September 30, 2023, the Company’s stock-based compensation consisted of restricted stock units, employee stock purchase plan and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Restricted stock units	$28	$22	$90	$76
Stock options	—	4	2	14
Employee stock purchase plan	2	2	6	7
Stock-based compensation expense	30	28	98	97
Tax benefit	(2)	(5)	(6)	(13)
Stock-based compensation expense (net of tax)	$28	$23	$92	$84
Stock-based compensation expense is recognized in the Condensed Consolidated Financial Statements based upon fair value.

On February 13, 2023, the Company granted market-based restricted stock units vesting on December 31, 2025. The number of awards that vest are subject to the compound annual growth rate (“CAGR”) of the Company’s stock price from January 1, 2023 to December 31, 2025 (the “performance period”), subject to an alternative level of achievement based on the Company’s relative total shareholder return ranking among a comparison group. The fair value of the awards was determined to be $35.04 per share based on using a Monte-Carlo simulation model and will be recognized over the requisite service period.

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

Approximately 50% of these market-based restricted stock units granted include an accelerated vesting provision if a Qualified Transaction, including a spin-off, as defined in the award agreement, takes place during the performance period (with a minimum vesting period of one year from the grant date). Upon the occurrence of a Qualified Transaction, the number of shares that vest are then based on the Company’s 20-day volume-weighted average closing stock price immediately preceding the transaction date. If a qualifying transaction is deemed probable, the award will be recognized over the adjusted requisite service period at a fair value determined using a Monte-Carlo simulation model ranging from $35.09 to $41.77 per unit, dependent upon the estimated timing of the transaction. In connection with the Spin-Off that occurred on October 16, 2023, the accelerated vesting provision was activated as the Separation occurred during the performance period and will maintain a minimum vesting period within one year from the grant dates of December 21, 2022 and February 13, 2023, respectively. In accordance with the provision, 50% of the market-based restricted stock units will be recognized over the adjusted service period, vesting on December 21, 2023 and February 13, 2024, respectively, at a fair value of $30.00 and $35.09, respectively.

As of September 30, 2023, the total unrecognized compensation cost of $172 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1 year. As of September 30, 2023, all stock option grants have vested.

In connection with the Spin-Off, certain of the outstanding restricted stock units and stock options of the Company, as well as the strike price for the stock options, will be adjusted pursuant to a conversion ratio determined by the post Spin-Off average trading price of each of the Company and Atleos during a specified period following the Spin-Off. All adjustments are made with the intent to preserve the intrinsic value of each award immediately before and after the Spin-Off.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Employee Stock Purchase Plan The Company’s Employee Stock Purchase Plan (“ESPP”) provides employees a 15% discount on stock purchases using a three-month look-back feature where the discount is applied to the stock price that represents the lower of the Company’s closing stock price on either the first day or the last day of each calendar quarter. Participants can contribute between 1% and 10% of their compensation.

For the three months ended September 30, 2023, employees purchased 0.3 million shares, at a discounted price of $21.78. For the three months ended September 30, 2022, employees purchased 0.4 million shares, at a discounted price of $16.16.

9. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (income) of the pension plans for the three months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2023	2022	2023	2022	2023	2022
Net service cost	$—	$—	$1	$1	$1	$1
Interest cost	17	10	8	3	25	13
Expected return on plan assets	(16)	(17)	(8)	(6)	(24)	(23)
Amortization of prior service cost	—	—	—	—	—	—
Actuarial loss (gain)	24	—	(5)	—	19	—
Net periodic benefit cost (income)	$25	$(7)	$(4)	$(2)	$21	$(9)

Components of net periodic benefit cost (income) of the pension plans for the nine months ended September 30 were as follows:

In millions	U.S. Pension Benefits		International Pension Benefits		Total Pension Benefits
	2023	2022	2023	2022	2023	2022
Net service cost	$—	$—	$3	$3	$3	$3
Interest cost	53	30	22	9	75	39
Expected return on plan assets	(49)	(50)	(25)	(20)	(74)	(70)
Amortization of prior service cost	—	—	—	—	—	—
Actuarial loss (gain)	24	—	(5)	—	19	—
Net periodic benefit cost (income)	$28	$(20)	$(5)	$(8)	$23	$(28)

Prior to the Spin-Off, whereby Atleos assumed the U.S. and certain international pension plan assets and liabilities, the pension plans were remeasured, resulting in actuarial losses (gains) of $19 million being recognized during the three and nine months ended September 30, 2023.

Components of the benefit from the postretirement plan for the following periods were:

In millions	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Interest cost	$—	$—	$—	$—
Amortization of:
Prior service benefit	—	—	—	—
Actuarial loss	—	1	—	1
Net postretirement benefit	$—	$1	$—	$1

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Components of the net cost of the postemployment plan for the following periods were:

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Net service cost	$3	$8	$9	$57
Interest cost	1	1	4	2
Amortization of:
Prior service benefit	—	—	(1)	(1)
Actuarial gain	—	(1)	(2)	(1)
Net benefit cost	$4	$8	$10	$57

Employer Contributions

Pension For the three and nine months ended September 30, 2023, the Company contributed $5 million and $13 million respectively, to its international pension plans. The Company anticipates contributing an additional $4 million to its international pension plans for a total of $17 million in 2023. For the three and nine months ended September 30, 2023, the Company contributed $6 million to its U.S. pension plan. In October 2023, the Company contributed an additional $8 million to its U.S. pension plan. In accordance with the Employee Matters Agreement, Atleos will make an additional $136 million contribution to the U.S. pension plan following the Spin-Off for total contributions of $150 million in 2023. Following the Spin-Off, Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in accumulated other comprehensive loss, which were previously sponsored by the Company. Pursuant to the terms of the Spin-Off transaction documents, the Company is required to contribute 50% of the annual costs of the U.S. pension plan to Atleos to the extent Atleos contributes more than $40 million on an annual basis beginning with the plan year ending December 31, 2024.

Postretirement For the three and nine months ended September 30, 2023, the Company made no contributions to its U.S. postretirement plan. The Company anticipates contributing an additional $2 million to its U.S. postretirement plan for a total of $2 million in 2023.
Postemployment For the three and nine months ended September 30, 2023, the Company contributed $7 million and $30 million, respectively, to its postemployment plan. The Company anticipates contributing an additional $45 million to its postemployment plan for a total of $75 million in 2023.

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, patents or other intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to the Company or could have an impact on the Company’s future operating results. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Condensed Consolidated Financial Statements. We do not believe there is a reasonable possibility that losses exceeding amounts already recognized have been incurred, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Kalamazoo River environmental matter and other matters discussed above and below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Environmental Matters The Company’s facilities and operations are subject to a wide range of environmental protection laws, and the Company has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, the Company has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (“PRP”) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state statutes. Following the Spin-Off, the Company will retain the responsibility to manage the identified environmental liabilities and remediations, subject however to an indemnity obligation by Atleos to contribute 50% of the costs of certain environmental liabilities after an annual $15 million funding threshold is met. Other than the Kalamazoo River matter and the Ebina matter discussed below, we currently do not anticipate material expenses and liabilities from these environmental matters.

Fox River The Company was one of eight entities that was formally notified by governmental and other entities that it was a PRP for environmental claims (under CERCLA and other statutes) arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay in Wisconsin. The Company was identified as a PRP because of alleged PCB discharges from two carbonless copy paper manufacturing facilities it previously owned, which were located along the Fox River, and carbonless copy paper “broke” the Company allegedly sold to other mills as raw material. In 2017, the Company entered into a Consent Decree with the federal and state governments for the clean-up of the Fox River, which was approved on August 22, 2017 by the federal district court in Wisconsin presiding over this matter. The Consent Decree resolved the Company’s disputes with the enforcement agencies as well as the other PRPs.

All litigation relating to the contribution and enforcement of remediation obligations on the Fox River has been concluded. On October 3, 2022, the Environmental Protection Agency issued the Company a Certificate of Completion certifying that all of the Company’s remedial obligations under the Consent Decree have been completed.

The cost of the Fox River remediation has been shared with three parties (the previously reported API having fully satisfied its obligations in 2016, and is now bankrupt): B.A.T. Industries p.l.c. (“BAT”) as co-obligor, and AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) as indemnitors. Under a 1998 Cost Sharing Agreement and subsequent 2005 arbitration award (collectively, the “Cost Sharing Agreement”), from 2008 through 2014, BAT paid 60% of the cost of the Fox River clean-up and natural resource damages (“NRD”). Pursuant to a September 30, 2014 Funding Agreement (the “Funding Agreement”), BAT funded 50% of the Company’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides the Company contractual avenues for a future payment of, via direct and third-party sources, (1) the difference between BAT’s 60% obligation under the Cost Sharing Agreement on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount the Company received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement for the period from April 2012 through September 2014 (collectively, the “Funding Agreement Receivable”). Pursuant to a June 12, 2015 Letter Agreement, the Company’s contractual avenue for direct payment by BAT was effectively stayed pending completion of other unrelated lawsuits by BAT against third-parties. As of September 30, 2023 and December 31, 2022, the Funding Agreement Receivable was approximately $54 million and was included in Other assets in the Condensed Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River remaining reserve.

Additionally, under a 1996 Divestiture Agreement, AT&T and Nokia have been responsible severally (not jointly) for indemnifying the Company for certain portions of the amounts paid by the Company for the Fox River matter over a defined threshold and subject to certain offsets for insurance recoveries and net tax benefits (the “Divestiture Agreement Offsets”), if any. (The Divestiture Agreement governs certain aspects of AT&T’s divestiture of the Company and of what was then known as Lucent Technologies.) Those companies have made the payments requested of them by the Company on an ongoing basis.

There could be additional changes to some elements of the Company’s remaining obligation over upcoming periods, in view of a final reconciliation of the Funding Agreement Receivable and the Divestiture Agreement Offsets. Thus, there can be no assurance that unexpected expenditures and liabilities will not have a material effect on the Company’s capital expenditures, earnings, financial condition, cash flows, or competitive position. As of September 30, 2023 and December 31, 2022, we have no remaining liability for remedial obligations for the Fox River matter. As of September 30, 2023 and December 31, 2022, the liability subject to final reconciliation with indemnitors under the Divestiture Agreement was approximately $22 million.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Kalamazoo River  In November 2010, The United States Environmental Protection Agency (“USEPA”) issued a “general notice letter” to the Company with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (“Kalamazoo River site”) in Michigan. Three other companies - International Paper, Mead Corporation, and Consumers Energy - also received general notice letters at or about the same time. USEPA asserts that the site is contaminated by various substances, primarily PCBs, as a result of discharges by various paper mills located along the river. USEPA does not claim that the Company made direct discharges into the Kalamazoo River, and the Company never had facilities at or near the Kalamazoo River site, but USEPA indicated that “NCR may be liable under Section 107 of CERCLA ... as an arranger, who by contract or agreement, arranged for the disposal, treatment and/or transportation of hazardous substances at the Site.” USEPA stated that it “may issue special notice letters to [NCR] and other PRPs for future RI/FS [remedial investigation / feasibility studies] and RD/RA [remedial design / remedial action] negotiations.”

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three GP affiliate corporations in a private-party contribution and cost recovery action for alleged pollution. The suit, pending in Michigan, asks that the Company and other defendants pay a “fair portion” of these companies’ costs. Various removal and remedial actions remain to be decided upon and performed at the Kalamazoo River site, the total costs for which generally remain undetermined; in 2017, Records of Decisions were issued for two parts of the river, and in 2018 such a decision was issued for another part of the river, but such decisions for the majority of the work are expected to be made only over the next several years. The suit alleges that the Company is liable to the GP entities as an “arranger” under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013; on September 26, 2013 the court issued a decision that held the Company was liable as an “arranger” as of at least March 1969. (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971, and the majority of contamination at the Kalamazoo River site had occurred prior to 1969). The Company preserved its right to appeal the September 2013 decision.

In the 2013 decision the Court did not determine the Company’s share of the overall liability. Relative shares of liability for the four companies were tried to the court in a subsequent phase of the case in December 2015. In a ruling issued on March 29, 2018, the court addressed responsibility for the costs that GP had incurred in the past, totaling to approximately $50 million (GP had sought approximately $105 million, but $55 million of those claims were removed by the court upon motions filed by the Company and other parties); the Company and GP were each assigned a 40% share of those costs, and the other two companies were assigned 15% and 5% as their allocations. The court entered a judgment in the case on June 19, 2018, in which it indicated that it would not allocate future costs, but would enter a declaratory judgment that the four companies together had responsibility for future costs, in amounts and shares to be determined. Cross-proceedings have been commenced to obtain recoveries from the other parties pursuant to the judgment; those proceedings were stayed pending the appeal referenced below.
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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
As of September 30, 2023 and December 31, 2022, the total reserve for Kalamazoo was $96 million and $90 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company’s co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors’ and indemnitors’ obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $155 million and the Company will continue to pursue such contribution.

As many aspects of the costs of remediation will not be determined for several years (and thus the high end of a range of possible costs for many areas of the site cannot be quantified at this time), the Company has made what it considers to be reasonable estimates of the low end of a range for such costs where remedies are identified, and/or of the costs of investigations and studies for areas of the river where remedies have not yet been determined, and the reserve is informed by those estimates. The extent of the Company’s potential liability remains subject to many uncertainties, notwithstanding the settlement of this matter and related Consent Decree noted above, particularly in as much as remedy decisions and cost estimates will not be generated until times in the future and as most of the work to be performed will take place through the 2030s. Under other assumptions or estimates for possible costs of remediation, which the Company does not at this point consider to be reasonably estimable or verifiable, it is possible that the reserve the Company has taken to discontinued operations reflected in this paragraph could more than approximately double the reflected reserve.

Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of September 30, 2023, the Company had disposed of approximately 99% of its lower-concentration wastes and approximately 92% of its higher-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. The government has given its final approvals, and the Company started to dispose of the high-concentration wastes in 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company adjusted its existing reserve for the matter to take into account this cost estimate. The reserve as of September 30, 2023 and December 31, 2022 is $1 million and $7 million, respectively. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement. Atleos does not have any indemnification obligations to the Company in connection with the Ebina matter, and this remediation is expected to be completed during the remainder of the year or early next year.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through September 30, 2023, the Company has received a combined gross total of approximately $212 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but it has recovered some amounts as a result of settlement discussions with certain carriers. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.

Environmental Remediation Estimates It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. The Company records environmental provisions when it is probable that a liability has been incurred and

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
the amount or range of the liability is reasonably estimable; in accordance with accounting guidance, where liabilities are not expected to be quantifiable or estimable for a period of years, the estimated costs of investigating those liabilities are recorded as a component of the reserve for that particular site. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other PRPs, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in the Company’s Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for indemnity insurance, third-party indemnity claims or recoveries from other PRPs, except as qualified in the following sentences. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts are recorded in the Condensed Consolidated Financial Statements. For the Fox River and Kalamazoo River sites, as described above, assets relating to the AT&T and Nokia indemnities and to the BAT obligations are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. The Company believes the likelihood of having to perform under any such guarantee is remote. As of September 30, 2023 and December 31, 2022, the Company had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors, such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, the total customer revenue is recognized, provided that all revenue recognition criteria are otherwise satisfied, and the associated warranty liability is recorded using pre-established warranty percentages for the respective product classes. Warranty reserve liabilities are presented in Other current liabilities and Other liabilities in the Condensed Consolidated Balance Sheets.

From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve.

The Company recorded the activity related to the warranty reserve for the nine months ended September 30 as follows:

In millions	2023	2022
Warranty reserve liability
Beginning balance as of January 1	$13	$19
Accruals for warranties issued	11	14
Settlements (in cash or in kind)	(14)	(19)
Ending balance as of September 30	$10	$14

In addition, the Company provides its customers with certain indemnification rights, subject to certain limitations and exceptions. The Company agrees to defend and indemnify its customers from third-party lawsuits alleging patent or other infringement of Company solutions based on its customers’ use of them. On limited occasions the Company will undertake to indemnify a customer for business, rather than contractual, reasons. From time to time, the Company also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations and the specific facts and circumstances involved with each particular agreement. Historically, the Company has not recorded a liability in connection with these indemnifications. From time to time, the Company has provided indemnification under these circumstances, none of which has resulted in material liabilities, and the Company expects these indemnities will continue to arise in the future.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Purchase Commitments The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. This includes a long-term service agreement with Accenture, under which many of the Company’s key transaction processing activities and functions are performed.

11. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended September 30, 2023 and 2022, the Company paid cash dividends of $3 million. During the nine months ended September 30, 2023 and 2022, the Company paid cash dividends of $11 million.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As of September 30, 2023 and December 31, 2022, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million shares. As a result of the Spin-Off and pursuant to the Company’s Articles of Amendment and Restatement, the adjusted conversion ratio is 57.5601 shares of common stock per share of Series A Convertible Preferred Stock.

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

The holders of Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not have non-forfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not qualify as participating securities. See Note 8, “Stock Compensation Plans”, for share information on the Company’s stock compensation plans.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The components of basic earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations	$(124)	$69	$(95)	$71
Dividends on Series A Convertible Preferred Stock	(4)	(4)	(12)	(12)
Income (loss) from continuing operations attributable to NCR common stockholders	(128)	65	(107)	59
Income (loss) from discontinued operations, net of tax	—	—	(1)	5
Net income (loss) attributable to NCR common stockholders	$(128)	$65	$(108)	$64

Denominator:
Basic weighted average number of shares outstanding	140.9	137.0	140.3	136.4

Basic earnings per share:
From continuing operations	$(0.91)	$0.47	$(0.76)	$0.43
From discontinued operations	—	—	(0.01)	0.04
Total basic earnings per share	$(0.91)	$0.47	$(0.77)	$0.47

The components of diluted earnings per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations	$(124)	$69	$(95)	$71
Dividends on Series A Convertible Preferred Stock	(4)	(4)	(12)	(12)
Income (loss) from continuing operations attributable to NCR common stockholders	(128)	65	(107)	59
Income from discontinued operations, net of tax	—	—	(1)	5
Net income (loss) attributable to NCR common stockholders	$(128)	$65	$(108)	$64

Denominator:
Basic weighted average number of shares outstanding	140.9	137.0	140.3	136.4
Dilutive effect of restricted stock units and stock options	—	3.3	—	4.5
Weighted average diluted shares	140.9	140.3	140.3	140.9

Diluted earnings per share:
From continuing operations	$(0.91)	$0.46	$(0.76)	$0.42
From discontinued operations	—	—	(0.01)	0.03
Total diluted earnings per share	$(0.91)	$0.46	$(0.77)	$0.45

For the three months ended September 30, 2023, due to the net loss from continuing operations attributable to NCR common stockholders, potential common shares that would have caused dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 9.2 million for the as-if

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
converted Series A Preferred Stock because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 10.9 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

For the nine months ended September 30, 2023, due to the net loss from continuing operations attributable to NCR common stockholders, potential common shares that would have caused dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 9.2 million for the as-if converted Series A Preferred Stock because their effect would have been anti-dilutive. Additionally, for the nine months ended September 30, 2023, weighted average restricted stock units and stock options of 14.5 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the nine months ended September 30, 2022, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the dilution share count because their effect would have anti-dilutive. Additionally, for the nine months ended September 30, 2022, weighted average restricted stock units and stock options of 6.2 million were excluded from the diluted share count because their effect would have been anti-dilutive.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
13. DERIVATIVES AND HEDGING INSTRUMENTS

The Company is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We manage interest rate risk associated with our vault cash rental obligations and floating rate-debt by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. The Company uses interest rate cap agreements or interest rate swap contracts (“Interest Rate Derivatives”) to manage differences in the amount, timing and duration of known or expected cash payments related to our existing TLA Facility and vault cash agreements.

Further, a substantial portion of our operations and revenue occur outside the United States and, as such, the Company has exposure to approximately 45 functional currencies. Our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates. The Company seeks to mitigate such impact by hedging its foreign currency transaction exposure using foreign currency forward and option contracts. We do not enter into hedges for speculative purposes.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the Company’s marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of September 30, 2023 and December 31, 2022, the balance in AOCI related to foreign exchange derivative transactions was zero.

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

In June 2022, the Company executed $2.4 billion aggregate notional amount interest rate swap contracts effective June 1, 2022 and terminating on April 1, 2025. These interest rate swap contracts had fixed rates ranging from 2.790% to 3.251%, and were designated as cash flow hedges of the floating rate interest associated with the Company’s U.S. Dollar and U.K. Pound Sterling vault cash agreements. On June 14, 2023, the Company terminated all open interest rate swap contracts for cash proceeds of $71 million. At the time of termination, based on the assessed “reasonably possible” probability of the future separation of Atleos from the Company, further discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, the net derivative-related gains associated with these swaps were deferred into Accumulated other comprehensive

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
income to be reclassified into earnings from Accumulated other comprehensive income through April 1, 2025, corresponding to the term of the original interest rate swap agreements.

On June 14, 2023, the Company executed new $2.4 billion aggregate notional amount interest rate swap contracts effective June 14, 2023 and terminating on December 31, 2025. These interest rate swap contracts have fixed rates ranging from 4.2395% to 5.2740% and were designed to hedge the floating rate interest associated with the Company’s U.S. Dollar and U.K. Pound Sterling vault cash agreements. However, due to the assessed probability of the future separation of Atleos from the Company at the time of execution, the interest rate swap contracts did not qualify for cash flow hedge accounting treatment and are considered ineffective. As a result, changes in the fair value of the interest rate swaps are recorded to Cost of services in the accompanying Condensed Consolidated Statements of Operations. In the three and nine months ended September 30, 2023, the Company recognized a gain of $5 million and $19 million, respectively, in Cost of services related to the active interest rate swaps.

As of September 30, 2023, it was determined that the transactions underlying the unrealized gains on terminated interest rate swap and cap agreements reported in Accumulated other comprehensive income are probable of not occurring under ASC 815, Derivatives and Hedging. As such, for the three and nine months ended September 30, 2023, $85 million and $18 million of unrealized gains were recognized in Cost of services and Interest expense, respectively, on the Condensed Consolidated Statement of Operations. As of September 30, 2023 and December 31, 2022, the balance in AOCI related to Interest Rate Derivatives was zero and $109 million, respectively.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	September 30, 2023
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swap contracts	Prepaid and other current assets		$20	Other current liabilities		$—
Interest rate swap contracts	Other assets		2	Other liabilities		(3)
Total interest rate swap contracts		$2,000	$22		$426	$(3)

Foreign exchange contracts	Prepaid and other current assets		$1	Other current liabilities		$(1)
Total foreign exchange contracts		$644	$1		$413	$(1)
Total derivatives not designated as hedging instruments			$23			$(4)

	Fair Values of Derivative Instruments
	December 31, 2022
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	Prepaid and other current assets		$36	Other current liabilities		$—
Interest rate swap contracts	Other assets		27	Other liabilities		—
Total derivatives designated as hedging instruments		$2,423	$63		$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$1	Other current liabilities		$(2)
Total derivatives not designated as hedging instruments		$376	$1		$373	$(2)
Total derivatives			$64			$(2)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2023	For the three months ended September 30, 2022	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2023	For the three months ended September 30, 2022
Interest rate contracts	$—	$77	Cost of services	$(100)	$(4)
Interest rate contracts	$—	$—	Interest expense	$(22)	$(5)

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Interest rate contracts	$24	$119	Cost of services	$(134)	$2
Interest rate contracts	$—	$36	Interest expense	$(31)	$(5)

In millions		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
		Three months ended September 30		Nine months ended September 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2023	2022	2023	2022
Foreign exchange contracts	Other income (expense), net	$(3)	$(2)	$(11)	$(20)
Interest rate contracts	Cost of services	$5	$—	$19	$—

The following tables show the impact of the Company’s cash flow hedge accounting relationships on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023 and 2022.

	Location and Amount of (Gain) Loss Recognized in Income on Cash Flow Hedging Relationships for the three months ended September 30:
In millions	Cost of Services		Interest Expense
	2023	2022	2023	2022
Total amount of expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$925	$957	$85	$74

Amount of (gain) loss reclassified from Accumulated other comprehensive loss, net of expense	$(100)	$(4)	$(22)	$(5)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Location and Amount of (Gain) Loss Recognized in Income on Cash Flow Hedging Relationships for the nine months ended September 30:
In millions	Cost of Services		Interest Expense
	2023	2022	2023	2022
Total amount of expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,864	$2,902	$259	$204

Amount of (gain) loss reclassified from Accumulated other comprehensive loss, net of expense	$(134)	$2	$(31)	$(5)

Refer to Note 14, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. The Company’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2023 and December 31, 2022, we did not have any major concentration of credit risk related to financial instruments.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are set forth as follows:

	September 30, 2023
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$8	$8	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate swap agreements (3)	22	—	22	—
Total	$31	$8	$23	$—
Liabilities:
Interest rate swap agreements (4)	$3	$—	$3	$—
Foreign exchange contracts (5)	1	—	1	—
Total	$4	$—	$4	$—

	December 31, 2022
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds (1)	$16	$16	$—	$—
Foreign exchange contracts (2)	1	—	1	—
Interest rate swap and cap agreements (3)	63	—	63	—
Total	$80	$16	$64	$—
Liabilities:
Foreign exchange contracts (5)	2	—	2	—
Total	$2	$—	$2	$—

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

NCR Voyix Corporation
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of September 30, 2023, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The Company reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three and nine months ended September 30, 2023 and 2022.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2022	$(404)	$(5)	$109	$(300)
Other comprehensive income (loss) before reclassifications	11	(1)	17	27
Amounts reclassified from AOCI	—	(3)	(126)	(129)
Net current period other comprehensive (loss) income	11	(4)	(109)	(102)
Balance as of September 30, 2023	$(393)	$(9)	$—	$(402)

Reclassifications Out of AOCI

	For the three months ended September 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	—	(100)	(100)
Selling, general and administrative expenses	(1)	—	—	(1)
Research and development expenses	—	—	—	—
Interest expense	—	—	(22)	(22)
Total before tax	$(1)	$—	$(122)	$(123)
Tax expense				30
Total reclassifications, net of tax				$(93)

	For the three months ended September 30, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	—	(4)	(4)
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	(5)	(5)
Total before tax	$—	$—	$(9)	$(9)
Tax expense				1
Total reclassifications, net of tax				$(8)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the nine months ended September 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	(2)	(1)	(134)	(137)
Selling, general and administrative expenses	(1)	—	—	(1)
Research and development expenses	—	—	—	—
Interest expense	—	—	(31)	(31)
Total before tax	$(3)	$(1)	$(165)	$(169)
Tax expense				40
Total reclassifications, net of tax				$(129)

	For the nine months ended September 30, 2022
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(1)	2	1
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	$—	$—	$(5)	(5)
Total before tax	$—	$(1)	$(3)	$(4)
Tax expense				—
Total reclassifications, net of tax				$(4)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	September 30, 2023	December 31, 2022
Accounts receivable
Trade	$947	$1,056
Other	45	61
Accounts receivable, gross	992	1,117
Less: allowance for credit losses	(42)	(34)
Total accounts receivable, net	$950	$1,083
Our allowance for credit losses as of September 30, 2023 and December 31, 2022 was $42 million and $34 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for the three and nine months ended September 30, 2023 was an expense of $2 million and $10 million, respectively. The impact to our allowance for credit losses for the three and nine months ended September 30, 2022 was an expense of $7 million and $15 million, respectively. The Company recorded write-offs against the reserve for the three and nine months ended September 30, 2023 of $2 million and $2 million, respectively. The Company recorded write-offs against the reserve for the three and nine months ended September 30, 2022 of $4 million and $10 million, respectively.
The components of inventory are summarized as follows:

In millions	September 30, 2023	December 31, 2022
Inventories
Work in process and raw materials	$83	$107
Finished goods	238	252
Service parts	404	413
Total inventories	$725	$772

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
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

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three and nine months ended September 30, 2023 to the results for the three and nine months ended September 30, 2022.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at September 30, 2023.

OVERVIEW

BUSINESS OVERVIEW

NCR Voyix Corporation (“Voyix”, “NCR”, the “Company”, “we” or “us”), which, prior to its name change effective October 13, 2023 was known as NCR Corporation, was originally incorporated in 1884 and is a software- and services-led enterprise technology provider that runs stores, restaurants and self-directed banking for our customers, which includes businesses of all sizes. We are a global company that is headquartered in Atlanta, Georgia. Our software platform, which runs in the cloud and includes microservices and APIs that integrate with our customers’ systems, and our NCR-as-a-Service solutions bring together all of the capabilities and competencies to power the technology to run our customers’ operations. Our portfolio includes digital first software and services offerings for banking, retailers and restaurants, as well as payments processing and networks, multi-vendor connected device services, automated teller machines (“ATMs”), self-checkout (“SCO”) kiosks and related technologies, point of sale (“POS”) terminals and other self-service technologies. We also resell third-party networking products and provide related service offerings in the telecommunications and technology sector. Our solutions are designed to support our transition to becoming a software platform and payments company.

Completion of NCR Atleos Spin-Off Transaction

On September 15, 2022, we announced a plan to separate into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs. On October 16, 2023, we completed our separation of our ATM-focused business, including our self-service banking, payments & network and telecommunications and technology businesses, through the spin-off of our wholly owned subsidiary, NCR Atleos Corporation (“Atleos”), (the “Spin-Off”). The Spin-Off was effected through a pro rata distribution of all outstanding shares of Atleos common stock to holders of Voyix common stock as of the close of business on October 2, 2023 (the “record date”). We distributed one share of Atleos common stock for every two common shares of Voyix outstanding as of the record date. Shareholders received cash in lieu of fractional shares of Atleos common stock. The Spin-Off is expected to qualify as a tax-free distribution for U.S. federal income tax purposes. Atleos is an independent, publicly traded company focused on providing self-directed banking solutions to a global customer base, including financial institutions, retailers and consumers, and Voyix retains no ownership interest. Atleos’s common stock is listed on the New York Stock Exchange under the ticker symbol “NATL”. The historical financial results of Atleos are included in these condensed consolidated financial statements. Subsequent to the Spin-Off, and in future filings, the historical results of Atleos will be reflected as discontinued operations in the Company’s consolidated financial statements. Disclosures pertaining to Atleos’s issuance of debt in connection with the Spin-Off are provided in Note 5, “Debt Obligations”. Refer to Note 6, “Trade Receivables Facility”, Note 7, “Income Taxes”, Note 8, “Stock Compensation Plans”, Note 9, “Employee Benefit Plans”, Note 10, “Commitments and Contingencies”, Note 11, “Series A Convertible Preferred Stock” and Note 13, “Derivatives and Hedging Instruments” for additional disclosures related to the Spin-Off.

In connection with the Spin-Off, the Company and Atleos entered into various agreements to effect the Spin-Off and provide a framework for the relationship between the Company and Atleos after the Spin-Off. Such agreements include the separation and distribution agreement, as well as the following ongoing agreements: a transition services agreement, tax matters agreement, employee matters agreement, patent and technology cross-license agreement, trademark license and use agreement, master services agreement, manufacturing services agreement and various other transaction agreements. Under these agreements, we will continue to provide certain products and services to Atleos following the Spin-Off.

Our Segments

Prior to the October 16, 2023 Spin-Off, and during the quarter ended September 30, 2023, we managed and reported our operations in the following segments: Retail, Hospitality, Digital Banking, Payments & Network, and Self-Service Banking.

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

•Digital Banking - Digital Banking helps financial institutions implement their digital-first platform strategy by providing solutions for account opening, account management, transaction processing, imaging, and branch services to enable financial institutions to offer a compelling customer experience.
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

Concurrently with the Spin-Off on October 16, 2023, the Company made a number of changes to its organizational structure and management system, including the Company’s reportable segments. Following the Spin-Off, the Company will manage its reports and operations using three reportable segments - Retail, Restaurant (formerly reported as Hospitality) and Digital Banking. These changes will impact the Company’s reportable segments beginning in the fourth quarter of 2023.

Our reputation is founded upon over 139 years of providing quality products, services and solutions to our customers. At the heart of our customer and other business relationships is a commitment to acting responsibly, ethically and with the highest level of integrity. This commitment is reflected in our Code of Conduct, which is available on the Corporate Governance page of our website.
SIGNIFICANT THEMES AND EVENTS

The following were significant themes and events for the third quarter of 2023.

•Revenue of $2,017 million, up 2% compared to the prior year period
◦Recurring revenue increased 7% from the prior year and comprised 65% of total consolidated revenue
•Continued strength in strategic initiatives
•Separation of NCR Corporation into two independent, publicly traded companies announced on September 15, 2022, completed on October 16, 2023

STRATEGIC INITIATIVES AND TRENDS

In order to provide long-term value to all our stakeholders, we set complementary business goals and financial strategies. We are continuing its transition to become a software platform and payments company with a shift to a higher level of recurring revenue. Our business goal is to be a leading enterprise technology provider that runs stores, restaurants and self-directed banking through our software platform and our NCR-as-a-Service solutions. Execution of our goals and strategy is driven by the following key pillars: (i) focus on our customers; (ii) take care of our employees; (iii) bring high-quality, innovative products to market; and (iv) leverage our brand. We also plan to continue to improve our execution to drive solid returns and to transform our business to enhance value for all stockholders.

Cybersecurity Risk Management

Similar to most companies, the Company and its customers are subject to more frequent and increasingly sophisticated cybersecurity attacks (including the ransomware incident announced April 17, 2023). We maintain cybersecurity risk management policies and procedures including disclosure controls, which we regularly evaluate for updates, for handling and responding to cybersecurity events. These policies and procedures include internal notifications and engagements and, as necessary, cooperation with law enforcement. Personnel involved in handling and responding to cybersecurity events periodically undertake tabletop exercises to simulate an event. Our internal notification procedures include notifying the applicable Company attorneys, which, depending on the level of severity assigned to the event, may include direct notice to, among others, our General Counsel, Ethics & Compliance Officer, and Chief Privacy Officer. Our attorneys support efforts to evaluate the materiality of any incidents, determine whether notice to third parties such as customers or vendors is required, determine whether any prohibition on insider trading is appropriate, and assess whether disclosure to stockholders or governmental filings, including with the SEC, are required. Our internal notification procedures also include notifying various Information Technology Services managers, subject matter experts in our software department and Company leadership, depending on the level of severity assigned to the event.

For further information on potential risks and uncertainties, see Part 1, Item 1A “Risk Factors,” of the 2022 Form 10-K and Part II, Item 1A “Risk Factors,” of this Form 10-Q, as applicable.

Impacts from Geopolitical and Macroeconomic Challenges

We continue to be exposed to macroeconomic pressures as a result of supply chain challenges, foreign currency fluctuations, and spikes in interest rates, commodity and energy prices as a result of geopolitical challenges, including those due in part to the conflict between Israel and Hamas. We continue to navigate through these challenges with a sharp focus on and goal of safeguarding our employees, helping our customers and managing impacts on our supply chain. Despite the rapidly changing environment, our teams are executing at a high level and we are advancing our strategy.

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

For further information on the risks posed to our business from the COVID-19 pandemic and other geopolitical and macroeconomic factors, refer to Part I, Item 1A, “Risk Factors”, of the Company’s 2022 Form 10-K. For further information on exposures to foreign exchange risk, refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk”, in this Form 10-Q.

Results from Operations

For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022

Consolidated Results

The following tables show our results for the three and nine months ended September 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$560	$590	27.8%	29.9%	(5)%
Service revenue	1,457	1,382	72.2%	70.1%	5%
Total revenue	2,017	1,972	100.0%	100.0%	2%
Product gross margin	95	$66	17.0%	11.2%	44%
Service gross margin	532	425	36.5%	30.8%	25%
Total gross margin	627	491	31.1%	24.9%	28%
Selling, general and administrative expenses	331	264	16.4%	13.4%	25%
Research and development expenses	54	40	2.7%	2.0%	35%
Income from operations	$242	$187	12.0%	9.5%	29%

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$1,657	$1,720	28.1%	29.5%	(4)%
Service revenue	4,237	4,115	71.9%	70.5%	3%
Total revenue	5,894	5,835	100.0%	100.0%	1%
Product gross margin	258	$160	15.6%	9.3%	61%
Service gross margin	1,373	1,213	32.4%	29.5%	13%
Total gross margin	1,631	1,373	27.7%	23.5%	19%
Selling, general and administrative expenses	956	886	16.2%	15.2%	8%
Research and development expenses	175	164	3.0%	2.8%	7%
Income from operations	$500	$323	8.5%	5.5%	55%
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

Recurring revenue as a percentage of total revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Recurring revenue (1)	$1,305	$1,222	64.7%	62.0%	7%
All other products and services	712	750	35.3%	38.0%	(5)%
Total Revenue	$2,017	$1,972	100.0%	100%	2%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Recurring revenue (1)	$3,796	$3,618	64.4%	62.0%	5%
All other products and services	2,098	2,217	35.6%	38.0%	(5)%
Total Revenue	$5,894	$5,835	100.0%	100.0%	1%

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

Net income (loss) from continuing operations attributable to NCR and Adjusted EBITDA(2) as a percentage of total revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Net income (loss) from continuing operations attributable to NCR	$(124)	$69	(6.1)%	3.5%	(280)%
Adjusted EBITDA	$404	$380	20.0%	19.3%	6%
(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Net income (loss) from continuing operations attributable to NCR	$(95)	$71	(1.6)%	1.2%	(234)%
Adjusted EBITDA	$1,095	$990	18.6%	17.0%	11%

Non-GAAP Financial Measures and Use of Certain Terms:

Constant Currency We present certain financial measures, such as period-over-period revenue growth, on a constant currency basis, which excludes the effects of foreign currency translation by translating prior period results at current period monthly average exchange rates. Due to the overall variability of foreign exchange rates from period to period, our management uses constant currency measures to evaluate period-over-period operating performance on a more consistent and comparable basis. Our management believes that presentation of financial measures without this result may contribute to an understanding of the Company’s period-over-period operating performance and provides additional insight into historical and/or future performance, which may be helpful for investors.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) Our management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of strength and performance of the Company’s ongoing business operations, including funding discretionary spending such as capital expenditures, strategic acquisitions, and other investments. We determine Adjusted EBITDA based on GAAP net income (loss) from continuing operations attributable to NCR plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization (excluding acquisition-related amortization of intangibles); plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments and other special items, including amortization of acquisition-related intangibles, separation-related costs, cyber ransomware incident recovery costs, and transformation and restructuring charges (which includes integration, severance and other exit and disposal costs), among others. The special items are considered non-operational or non-recurring in nature, so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income (loss) from continuing operations attributable to NCR. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by our management to make decisions regarding the segments and to assess our financial performance. Refer to the table below for the reconciliations of net income (loss) from continuing operations attributable to NCR (GAAP) to Adjusted EBITDA (non-GAAP).

Special Item Related to Russia The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia in the first quarter of 2022. As of September 30, 2023, we have ceased operations in Russia and are in the process of dissolving our only subsidiary in Russia. As a result, for the three and nine months ended September 30, 2022, our presentation of segment revenue and Adjusted EBITDA exclude the immaterial impact of our operating results in Russia, as well as the impact of impairments taken to write down the carrying value of assets and liabilities, severance charges, and the assessment of collectability on revenue recognition. No charges have been recognized for the nine months ended September 30, 2023. We consider this to be a non-recurring special item and management has reviewed the results of its business segments excluding these impacts.

Our definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP.

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Net income (loss) from continuing operations attributable to NCR (GAAP)	$(124)	$69	$(95)	$71
Pension mark-to-market adjustments	19	—	19	—
Transformation and restructuring costs (1)	8	17	7	93
Acquisition-related amortization of intangibles	43	44	128	130
Acquisition-related costs (2)	—	1	1	9
Gain on terminated interest rate derivative agreements (3)	(85)	—	(85)	—
Interest expense (3)	85	74	259	204
Interest income	(5)	(3)	(11)	(6)
Depreciation and amortization (excluding acquisition-related amortization of intangibles)	109	107	324	314
Income taxes	236	43	280	56
Stock-based compensation expense	30	28	98	97
Separation costs (4)	76	—	147	—
Cyber ransomware incident recovery costs (5)	12	—	23	—
Russia	—	—	—	22
Adjusted EBITDA (non-GAAP)	$404	$380	$1,095	$990
(1) Represents integration, severance, and other exit and disposal costs, which are considered non-operational in nature.
(2) Represents professional fees, retention bonuses, and other costs incurred related to acquisitions, which are considered non-operational in nature.
(3) During the three months ended September 30, 2023, it was determined that the transactions underlying the unrealized gains on terminated interest rate swap and cap agreements reported in Accumulated other comprehensive income were probable of not occurring under ASC 815, Derivatives and Hedging. As such, $85 million of unrealized gains were recognized in Cost of services and $18 million of unrealized gains were recognized in Interest expense. Refer to Note 13, “Derivatives and Hedging Instruments”.
(4) Represents primarily professional fees specific to separation preparation including separation management, organizational design, and legal fees.
(5) Represents expenses to respond to, remediate and investigate the April 13, 2023 cyber ransomware incident, which is considered a non-recurring special item. Additional details regarding this cyber ransomware incident are discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”.

Revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$560	$590	27.8%	29.9%	(5)%
Service revenue	1,457	1,382	72.2%	70.1%	5%
Total revenue	$2,017	$1,972	100.0%	100.0%	2%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Product revenue	$1,657	$1,720	28.1%	29.5%	(4)%
Service revenue	4,237	4,115	71.9%	70.5%	3%
Total revenue	$5,894	$5,835	100.0%	100.0%	1%

Product revenue includes our hardware and software license revenue streams as well as Bitcoin-related revenues. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue, interchange and network revenue, as well as professional services revenue.

For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022

Total revenue increased 2% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Foreign currency fluctuations had no impact on the revenue comparison. Product revenue for the three months ended September 30, 2023 decreased 5% compared to the three months ended September 30, 2022 due to a decline in ATM, SCO and POS hardware revenues, partially offset by an increase in software license and Bitcoin-related revenues. Service revenue for the three months ended September 30, 2023 increased 5% due to growth in recurring banking services revenue, software maintenance, and other software related services, partially offset by a decline in hardware maintenance revenue. The decline in hardware and hardware maintenance was also impacted by our strategic shift to recurring service arrangements primarily in our Retail and Self-Service Banking segments.

Total revenue increased 1% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Foreign currency fluctuations had an unfavorable impact of 1% on the revenue comparison. Product revenue for the nine months ended September 30, 2023 decreased 4% compared to the nine months ended September 30, 2022 due to a decline in ATM, SCO and POS hardware revenues partially offset by an increase in software license and Bitcoin-related revenue. Service revenue for the nine months ended September 30, 2023 increased 3% compared to the nine months ended September 30, 2022 due to growth in recurring banking services revenue, payments processing, software maintenance and software related services, partially offset by a decline in hardware maintenance revenue. The decline in hardware and hardware maintenance was also impacted by our strategic shift to recurring service arrangements primarily in our Retail and Self-Service Banking segments.

Gross Margin

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Product gross margin	$95	66	17.0%	11.2%	44%
Service gross margin	532	425	36.5%	30.8%	25%
Total gross margin	$627	491	31.1%	24.9%	28%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Gross margin as a percentage of revenue in the three months ended September 30, 2023 was 31.1% compared to 24.9% in the three months ended September 30, 2022. Gross margin for the three months ended September 30, 2023 included $1 million of transformation and restructuring costs, $3 million of stock-based compensation expense, $27 million of amortization of acquisition-related intangible assets, $1 million of separation-related costs, and $2 million related to the cyber ransomware incident recovery costs. Additionally, gross margin for the three months ended September 30, 2023 benefited from the recognition of $85 million of unrealized gains on terminated interest rate derivative contracts included in Accumulated other comprehensive loss due to the determination that the underlying transactions were no longer probable of occurring as a result of the Spin-Off of Atleos from the Company. Gross margin for the three months ended September 30, 2022 included $8 million of transformation and restructuring costs, $4 million of stock-based compensation expense and $27 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue increased from 26.9% to 28.6% due to reductions in fuel, shipping costs and component parts compared to prior year, the impact of cost mitigation actions implemented, and an increase in the favorable higher margin software and services revenue. These improvements were partially offset by increased interest rates driving higher cost on vault cash rental agreements.

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Product gross margin	$258	160	15.6%	9.3%	61%
Service gross margin	1,373	1,213	32.4%	29.5%	13%
Total gross margin	$1,631	1,373	27.7%	23.5%	19%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Gross margin as a percentage of revenue in the nine months ended September 30, 2023 was 27.7% compared to 23.5% in the nine months ended September 30, 2022. Gross margin in the nine months ended September 30, 2023 included $2 million of transformation and restructuring costs, $11 million of stock-based compensation expense, $80 million of amortization of acquisition-related intangible assets, $1 million of separation-related costs, and $8 million related to the cyber ransomware incident recovery costs. Additionally, gross margin for the nine months ended September 30, 2023 benefited from the recognition of $85 million of unrealized gains on terminated interest rate derivative contracts included in Accumulated other comprehensive loss due to the determination that the underlying transactions were no longer probable of occurring as a result of the Spin-Off of Atleos from the Company. Gross margin for the nine months ended September 30, 2022 included $29 million of transformation and restructuring costs, $12 million of stock-based compensation expense, $73 million of amortization of acquisition-related intangible assets, $1 million of acquisition-related costs and $10 million related to operating losses, impairments and other actions taken with respect to our operations in Russia. Excluding these items, gross margin as a percentage of revenue increased from 25.7% to 28.0% due to reductions in fuel, shipping costs and component parts compared to prior year, the impact of cost mitigation actions implemented, and an increase in the favorable higher margin software and services revenue. These improvements were partially offset by increased interest rates driving higher cost on vault cash rental agreements.

Selling, General and Administrative Expenses

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Selling, general and administrative expenses	$331	$264	16.4%	13.4%	25%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Selling, general, and administrative expenses were $331 million in the three months ended September 30, 2023, compared to $264 million in the same period of 2022. As a percentage of revenue, selling, general and administrative expenses were 16.4% in the three months ended September 30, 2023 compared to 13.4% in the same period of 2022. In the three months ended September 30, 2023, selling, general and administrative expenses included $4 million of transformation and restructuring costs, $24 million of stock-based compensation expense, $16 million of amortization of acquisition-related intangible assets, $68 million of separation-related costs and $9 million related to the cyber ransomware incident recovery costs. In the three months ended September 30, 2022, selling, general and administrative expenses included $8 million of transformation and restructuring costs, $22 million of stock-based compensation expense, $17 million of amortization of acquisition-related intangible assets, and $1 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses decreased slightly as a percentage of revenue from 11.0% to 10.4% primarily due to cost mitigation actions implemented, partially offset by an increase in employee benefit-related costs.

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 vs 2022
Selling, general and administrative expenses	$956	$886	16.2%	15.2%	8%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Selling, general, and administrative expenses were $956 million compared to $886 million in the nine months ended September 30, 2023 and 2022, respectively. As a percentage of revenue, selling, general and administrative expenses were 16.2% and 15.2% in the nine months ended September 30, 2023 and 2022, respectively. In the nine months ended September 30, 2023, selling, general and administrative expenses included $12 million of transformation and restructuring costs, $78 million of stock-based compensation expense, $48 million of amortization of acquisition-related intangible assets, $1 million of acquisition related costs, $139 million of separation-related costs and $14 million related to the cyber ransomware incident recovery costs. In the nine months ended September 30, 2022, selling, general and administrative expenses included $54 million of transformation and restructuring costs, $77 million of stock-based compensation expense, $57 million of amortization of acquisition-related intangible assets, $8 million of acquisition-related costs and $6 million of costs related to actions taken with respect to our operations in Russia. Excluding these items, selling, general and administrative expenses decreased slightly as a percentage of revenue from 11.7% to 11.3% primarily due to cost mitigation actions implemented, partially offset by an increase in employee benefit-related costs.

Research and Development Expenses

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Research and development expenses	$54	$40	2.7%	2.0%	35%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Research and development expenses were $54 million in the three months ended September 30, 2023, compared to $40 million in the same period of 2022. As a percentage of revenue, research and development costs were 2.7% and 2.0% in the three months ended September 30, 2023 and 2022, respectively. In the three months ended September 30, 2023, research and development costs included $3 million of stock-based compensation expense and $1 million related to the cyber ransomware incident recovery costs. In the three months ended September 30, 2022, research and development expenses included $1 million of transformation costs and $2 million of stock-based compensation expense. Excluding these items, research and development expenses increased slightly as a percentage of revenue from 1.9% to 2.5% due to an increase in employee benefit-related costs.

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2023	2022	2023	2022	2023 v 2022
Research and development expenses	$175	$164	3.0%	2.8%	7%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Research and development expenses were $175 million compared to $164 million in the nine months ended September 30, 2023 and 2022, respectively. As a percentage of revenue, these costs were 3.0% and 2.8% in the nine months ended September 30, 2023 and 2022, respectively. In the nine months ended September 30, 2023, research and development expenses included $9 million of stock-based compensation expense and $1 million related to the cyber ransomware incident recovery costs. In the nine months ended September 30, 2022, research and development expenses included $10 million of transformation and restructuring costs and $8 million of stock-based compensation expense. After considering these items, research and development expenses slightly increased as a percentage of revenue from 2.5% to 2.8% due to an increase in employee benefit-related costs.

Interest Expense

	Three months ended September 30		Increase (Decrease)
In millions	2023	2022	2023 v 2022
Interest expense	$85	$74	15%

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Interest expense was $85 million compared to $74 million in the three months ended September 30, 2023 and 2022, respectively. Interest expense is primarily related to our senior unsecured notes and borrowings under the Senior Secured Credit Facility. The increase in interest expense was primarily due to the significant increase in variable interest rates on the Senior Secured Credit Facility, partially offset by the recognition of $18 million of unrealized gains on terminated interest rate derivative contracts included in Accumulated other comprehensive loss due to the determination that the underlying transactions were no longer probable of occurring as a result of the Spin-Off of Atleos from the Company.

	Nine months ended September 30		Increase (Decrease)
In millions	2023	2022	2023 v 2022
Interest expense	$259	$204	27%

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Interest expense was $259 million compared to $204 million in the nine months ended September 30, 2023 and 2022, respectively. Interest expense is primarily related to our senior unsecured notes and borrowings under the Senior Secured Credit Facility. The increase in interest expense was primarily due to the significant increase in variable interest rates on the Senior Secured Credit Facility, partially offset by the recognition of $18 million of unrealized gains on terminated interest rate derivative contracts included in Accumulated other comprehensive loss due to the determination that the underlying transactions were no longer probable of occurring as a result of the Spin-Off of Atleos from the Company.

Other Income (Expense), net

Other income (expense), net was expense of $44 million and $1 million in the three months ended September 30, 2023 and 2022, respectively, and expense of $55 million and income of $9 million in the nine months ended September 30, 2023 and 2022, respectively, with the components reflected in the following table:

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Interest income	$5	$3	$11	$6
Foreign currency fluctuations and foreign exchange contracts	(15)	(13)	(25)	(20)
Bank-related fees	(6)	(3)	(19)	(8)
Employee benefit plans	(19)	10	(19)	31
Other, net	(9)	2	(3)	—
Other income (expense), net	$(44)	$(1)	$(55)	$9

Employee benefit plans within other income (expense) net for the three and nine months ended September 30, 2023 consists of net actuarial losses from pension mark-to-market adjustments of $19 million.

Income Taxes

	Three months ended September 30		Nine months ended September 30
In millions	2023	2022	2023	2022
Income tax expense (benefit)	$236	$43	$280	$56

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense was $236 million for the three months ended September 30, 2023 compared to income tax expense of $43 million for the three months ended September 30, 2022. In the three months ended September 30, 2023, the Company completed certain internal restructuring transactions in connection with the Spin-Off, resulting in a net of $195 million discrete tax expenses. Approximately $171 million of the discrete tax expense is for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among our wholly-owned subsidiaries prior to the Spin-Off. In the three months ended September 30, 2022, the Company did not recognize any material discrete tax expenses or benefits.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Income tax expense was $280 million for the nine months ended September 30, 2023 compared to income tax expense of $56 million for the nine months ended September 30, 2022. In the nine months ended September 30, 2023, the Company completed certain internal restructuring transactions in connection with the Spin-Off, resulting in a net of $195 million discrete tax expenses. Approximately $171 million of the discrete tax expense is for non-cash deferred tax items, primarily related to the tax effects upon the transfer of certain intangible assets among our wholly-owned subsidiaries prior to the Spin-Off. In addition, the increase in tax expense was impacted by the increase in the income from continuing operations. In the nine months ended September 30, 2022, the Company recognized a $7 million benefit from provision to return adjustments and a $7 million benefit related to uncertain tax position settlements and statute of limitation lapses.

The Company is subject to numerous federal, state and foreign tax audits. While we believe that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2023 or future periods.

Income (Loss) from Discontinued Operations

The Company recognized a loss from discontinued operations, net of tax, of $1 million in the the nine months ended September 30, 2023 primarily driven by immaterial updates to various environmental remediation matters. The Company recognized income from discontinued operations, net of tax, of $5 million in the nine months ended September 30, 2022 primarily driven by insurance recoveries partially offset by immaterial updates to various environmental remediation matters.

Revenue and Adjusted EBITDA by Segment

The Company manages and reports its businesses in the following segments: Retail, Hospitality, Digital Banking, Payments & Network, and Self-Service Banking.

Concurrently with the Spin-Off on October 16, 2023, the Company made a number of changes to its organizational structure and management system, including the Company’s reportable segments. Following the Spin-Off, the Company will manage its reports and operations using three reportable segments - Retail, Restaurant (formerly reported as Hospitality) and Digital Banking. These changes will impact the Company’s reportable segments beginning in the fourth quarter of 2023.

Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment Adjusted EBITDA. Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

The following tables show our segment revenue and Adjusted EBITDA for the three and nine months ended September 30, the relative percentage that those amounts represent to segment revenue, and the change in those amounts year-over-year.

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)	Increase (Decrease) Constant Currency
In millions	2023	2022	2023	2022	2023 v 2022	2023 v 2022
Revenue
Retail	$568	$575	28.2%	29.2%	(1)%	(2%)
Hospitality	238	238	11.8%	12.1%	—%	—%
Digital Banking	147	137	7.3%	6.9%	7%	7%
Payments & Network	357	336	17.7%	17.0%	6%	5%
Self-Service Banking	666	640	33.0%	32.5%	4%	4%
Total segment revenue	$1,976	$1,926	98.0%	97.7%	3%	2%
Other (2)	53	58	2.6%	2.9%	(9)%	(9)%
Eliminations (3)	(12)	(12)	(0.6)%	(0.6)%	—%	—%
Total revenue	$2,017	$1,972	100.0%	100.0%	2%	2%

Adjusted EBITDA by Segment
Retail	$132	$128	23.2%	22.3%	3%
Hospitality	$59	$51	24.8%	21.4%	16%
Digital Banking	$58	$60	39.5%	43.8%	(3)%
Payments & Network	$120	$114	33.6%	33.9%	5%
Self-Service Banking	$169	$150	25.4%	23.4%	13%
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

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)	Increase (Decrease) Constant Currency
In millions	2023	2022	2023	2022	2023 v 2022	2023 v 2022
Revenue
Retail	$1,696	$1,683	28.8%	28.8%	1%	2%
Hospitality	696	687	11.8%	11.8%	1%	1%
Digital Banking	423	404	7.2%	6.9%	5%	5%
Payments & Network	1,013	967	17.2%	16.6%	5%	5%
Self-Service Banking	1,940	1,930	32.9%	33.1%	1%	2%
Total segment revenue	$5,768	$5,671	97.9%	97.2%	2%	3%
Other (2)	161	187	2.7%	3.2%	(14)%	(13)%
Eliminations (3)	(35)	(32)	(0.6)%	(0.5)%	9%	9%
Other adjustment (4)	—	9	—%	0.1%	n/m	n/m
Total revenue	$5,894	$5,835	100.0%	100.0%	1%	2%

Adjusted EBITDA by Segment
Retail	$352	$299	20.8%	17.8%	18%
Hospitality	$172	$138	24.7%	20.1%	25%
Digital Banking	$160	$172	37.8%	42.6%	(7)%
Payments & Network	$302	$309	29.8%	32.0%	(2)%
Self-Service Banking	$476	$404	24.5%	20.9%	18%

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
(4) Other adjustment reflects the revenue attributable to the Company’s operations in Russia for the nine months ended September 30, 2022 that were excluded from management’s measure of revenue due to our previous announcement to suspend sales to Russia and orderly wind down of our operations in Russia beginning in the first quarter of 2022.

The following table provides a reconciliation of segment and total revenue percentage growth (GAAP) to revenue percentage growth constant currency (non-GAAP) for the three and nine months ended September 30, 2023.

	Three months ended September 30, 2023			Nine months ended September 30, 2023
$ in millions	Revenue Growth % (GAAP)	Favorable (Unfavorable) FX Impact	Revenue Growth % Constant Currency (non-GAAP)	Revenue Growth % (GAAP)	Favorable (Unfavorable) FX Impact	Revenue Growth % Constant Currency (non-GAAP)
Retail	(1)%	1%	(2)%	1%	(1)%	2%
Hospitality	—%	—%	—%	1%	—%	1%
Digital Banking	7%	—%	7%	5%	—%	5%
Payments & Network	6%	1%	5%	5%	—%	5%
Self-Service Banking	4%	—%	4%	1%	(1)%	2%
Total segment revenue	3%	1%	2%	2%	(1)%	3%
Other	(9)%	—%	(9)%	(14)%	(1)%	(13)%
Eliminations	—%	—%	—%	9%	—%	9%
Total revenue	2%	—%	2%	1%	(1)%	2%

Segment Revenue

For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022

Retail revenue decreased 1% for the three months ended September 30, 2023 compared to the prior year period and increased 1% for the nine months ended September 30, 2023 compared to the prior year period. For the three months ended September 30, 2023, the decrease in revenue is due to a decrease in hardware revenue partially offset by increases in software and services revenues. For the nine months ended September 30, 2023, the increase in revenue of 1% compared to the prior year period was primarily due to increases in software and services revenues partially offset by a decrease in hardware revenue.

Hospitality revenue remained flat for the three months ended September 30, 2023 compared to the prior year period and increased 1% for the nine months ended September 30, 2023 compared to the prior year period. For the nine months ended September 30, 2023, the increase in revenue is due to an increase in services and software revenues, including growth in cloud services and payment processing, partially offset by a decrease in POS hardware.

Digital Banking revenue increased 7% and 5% for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, due to an increase in recurring cloud services and software maintenance revenues.

Payments & Network revenue increased 6% and 5% for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, due to an increase in payment processing and Bitcoin-related revenue driven by an increase in higher margin ATM transactions and merchant acquiring services.

Self-Service Banking revenue increased 4% and 1% for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The increases in revenue is due to an increase in recurring ATM as-a-Service arrangements. These increases are offset by declines in ATM hardware and software license revenues during the nine months ended September 30, 2023. Software and services revenue as a percent of total Self-Service Banking segment revenue were 70% and 69% in the third quarter of 2023 and 2022, respectively.

Segment Adjusted EBITDA

For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022

Retail Adjusted EBITDA increased 3% and 18% for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, primarily due to favorable software and services revenue mix and improvements in component, labor and freight costs as well as other cost mitigation and pricing actions taken in the latter part of 2022 and into 2023. These improvements were partially offset by an increase in employee benefit-related costs.

Hospitality Adjusted EBITDA increased 16% and 25% for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, primarily driven by favorable software and services revenue mix, pricing and cost mitigation actions taken in the latter part of 2022 and into 2023 as well as improvements in component and fuel costs. These improvements were partially offset by an increase in employee benefit-related costs.

Digital Banking Adjusted EBITDA decreased 3% and 7% for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods, primarily driven by investment in selling expenses and research and development expenses, and an increase in employee benefit-related costs.

Payments & Network Adjusted EBITDA increased 5% and decreased 2% for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The increase in Adjusted EBITDA for the three months ended September 30, 2023 compared to the prior year period was primarily due to increases in higher margin transaction revenue and cost optimization initiatives. These improvements were partially offset by an increase in interest rates, which increases the cost of our vault cash rental obligations, and employee benefit-related costs. The decline in Adjusted EBITDA for the nine months ended September 30, 2023 compared to prior year period was primarily due to significantly higher interest rates on our vault cash agreements, as well as higher cash-in-transit costs driven by the higher volume of cash dispensed in the period, and an increase in employee benefit-related costs. This was partially offset by the increase in higher margin transaction revenue described above.

Self-Service Banking Adjusted EBITDA increased 13% and 18% for the three and nine months ended September 30, 2023, respectively, compared to the prior year period primarily due to improvement in component and fuel costs, particularly in ATM hardware, as well as increases in higher margin recurring revenue streams. These improvements were partially offset by an increase in employee benefit-related costs.

Financial Condition, Liquidity, and Capital Resources

Historically, our principal sources of cash are cash generated from operations, borrowings under our revolving credit facility and issuances of debt. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources.

Our management uses a non-GAAP measure called “Adjusted free cash flow-unrestricted” to assess the financial performance of the Company. We define Adjusted free cash flow-unrestricted as net cash provided by (used in) operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus the change in restricted cash settlement activity, plus acquisition-related items, plus/minus net reductions or reinvestments in the trade receivables facility established in the third quarter of 2021 due to fluctuations in the outstanding balance of receivables sold, and plus pension contributions and settlements. Restricted cash settlement activity represents the net change in amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement to the merchant has not yet occurred or day of the week on which a reporting period ends. We believe Adjusted free cash flow-unrestricted information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, Adjusted free cash flow-unrestricted indicates the amount of cash available after these adjustments for, among other things, investments in the Company’s existing businesses, strategic acquisitions, repurchases of the Company’s stock and repayment of debt obligations. Adjusted free cash flow-unrestricted does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. Adjusted free cash flow-unrestricted does not have a uniform definition under GAAP, and therefore our definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

Summarized cash flow information for the nine months ended September 30 is as follows:

	Nine months ended September 30
In millions	2023	2022
Net cash provided by operating activities	$728	$245
Net cash used in investing activities	$(305)	$(298)
Net cash provided by (used in) financing activities	$1,879	$93

Cash provided by operating activities was $728 million in the nine months ended September 30, 2023 compared to cash provided by operating activities of $245 million in the nine months ended September 30, 2022. The increase in cash provided by operating activities in the nine months ended September 30, 2023 was driven by the favorable movement in net working capital accounts of $570 million. Net cash provided by financing activities was $1,879 million in the nine months ended September 30, 2023 compared to cash provided by financing activities of $93 million in the nine months ended September 30, 2022. The increase is mainly related to the net proceeds of certain debt balances that were held in escrow pending consummation of the Spin-Off, and such proceeds were included in Restricted cash, non-current on the Condensed Consolidated Balance Sheets. Refer to Note 5, “Debt Obligations” for additional information.

The table below reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to the Company’s non-GAAP measure of Adjusted free cash flow-unrestricted for the nine months ended September 30:

	Nine months ended September 30
In millions	2023	2022
Net cash provided by operating activities (GAAP)	$728	$245
Expenditures for property, plant and equipment	(112)	(72)
Additions to capitalized software	(194)	(217)
Restricted cash settlement activity	(20)	(6)
Pension contributions	19	12
Adjusted free cash flow-unrestricted (non-GAAP)	$421	$(38)

For the nine months ended September 30, 2023, net cash provided by operating activities increased $483 million, which contributed to a net increase in Adjusted free cash flow-unrestricted of $459 million in comparison to the nine months ended September 30, 2022. The increase in net cash provided by operating activities was offset by an increase in restricted cash settlement activity of $14 million and an increase in capital expenditures for property, plant and equipment of $40 million.

Financing activities and certain other investing activities are not included in our calculation of Adjusted free cash flow-unrestricted. Other investing activities primarily include business acquisitions, divestitures and investments, which were not significant in the nine months ended September 30, 2023 and September 30, 2022.

Our financing activities include borrowings and repayments of credit facilities and notes. Financing activities during the nine months ended September 30, 2023 also included dividends paid on the Series A preferred stock of $11 million, proceeds from employee stock plans of $23 million as well as tax withholding payments on behalf of employees for stock based awards that vested of $16 million. Financing activities during the nine months ended September 30, 2022 included dividends paid on the Series A preferred stock of $11 million, proceeds from stock employee plans of $19 million, and tax withholding payments on behalf of employees for stock based awards that vested of $38 million.

Long Term Borrowings The Senior Secured Credit Facility consisted of term loan facilities in an aggregate principal amount of $2.055 billion, of which $1.801 billion was outstanding as of September 30, 2023. Additionally, the Senior Secured Credit Facility provided for a five-year Revolving Credit Facility with an aggregate principal amount of $1.3 billion, of which $438 million was outstanding as of September 30, 2023. The Revolving Credit Facility also contained a sub-facility to be used for letters of credit, and as of September 30, 2023, there were $29 million letters of credit outstanding.

As of September 30, 2023, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029 (the “2029 Notes”), $500 million in aggregate principal balance of 5.750% senior unsecured notes due in 2027 (the “2027 Notes”), $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $500 million in aggregate principal balance of 6.125% senior unsecured notes due in 2029, and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

On October 17, 2023 (the “Redemption Date”), the $500 million 2027 Notes were redeemed, at a redemption premium of 101.438% of the aggregate principal amount. Also on the Redemption Date, the $500 million 2029 Notes were redeemed, at a redemption premium of 103.074% of the aggregate principal amount.

On September 27, 2023, Atleos entered into a credit agreement (the “Atleos Credit Agreement”) which provides for new senior secured credit facilities in an aggregate principal amount of $2,085 million. As of September 30, 2023, the net proceeds of the Atleos Term Loan B Facility, together with certain other amounts (collectively, the “TLB Escrow Amounts”) were held in escrow pending consummation of the Spin-Off and such proceeds are included in restricted cash on the Condensed Consolidated Balance Sheets. As of September 30, 2023, the Atleos Term Loan A Facility and the Atleos Revolving Credit Facility had been committed to by the lenders providing such facilities, but drawings thereunder were not permitted until the effective date of the Spin-Off. Additionally, as of September 30, 2023, there was no balance outstanding under the Atleos Revolving Credit Facility and no outstanding letters of credit issued under the sub-facility.

Additionally, on September 27, 2023, $1,350 million aggregate principal amount of 9.500% senior secured notes due 2029 (the “Atleos Notes”) were issued. As of September 30, 2023, the proceeds of the Atleos Notes were held in escrow pending consummation of the Spin-Off and are included in restricted cash on the Condensed Consolidated Balance Sheets. Upon the completion of the merger of NCR Atleos Escrow Corporation with and into Atleos on October 16, 2023, the Atleos Notes became jointly and severally and unconditionally guaranteed on a senior secured basis by Atleos’s wholly-owned domestic subsidiaries, subject to certain limitations. As of the Spin-Off, the Atleos Notes are not obligations of the Company and beginning with the fourth fiscal quarter of 2023 will not be reported as obligations of the Company.

On October 16, 2023, Atleos used a portion of the proceeds from the financing transactions discussed above to make a cash distribution of approximately $3.0 billion to the Company. The Company used such cash distribution on October 16, 2023 to repay all accrued and unpaid loans and other amounts due under the Senior Secured Credit Facility and terminated all commitments thereunder. Additionally, on October 16, 2023, the Company and certain of its subsidiaries entered into a new credit agreement providing for new senior secured credit facilities in an aggregate principal amount of $700 million, which are comprised of (i) a five-year multicurrency $500 million revolving credit facility, and (ii) a five-year term loan “A” facility in the aggregate principal amount of $200 million (together, the “New Credit Facilities”).

On October 16, 2023, the Company borrowed the full amount under the Term Loan A facility and drew $63 million in revolving loans under the New Credit Facilities.

Refer to Note 5, “Debt Obligations” for additional information regarding these debt transactions.

Employee Benefit Plans In 2023, we expect to make contributions of $17 million to our international pension plans, $75 million to our postemployment plan and $2 million to our postretirement plan. In accordance with the Employee Matters Agreement, Atleos will make an additional $136 million contribution to the U.S. pension plan following the Spin-Off for total contributions of $150 million in 2023. For additional information, refer to Note 9, “Employee Benefit Plans”, of the Notes to Condensed Consolidated Financial Statements.

Series A Convertible Preferred Stock As of September 30, 2023, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the nine months ended September 30, 2023 and 2022, the Company paid cash dividends of $11 million.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of the Series A Convertible Preferred Stock. As of September 30, 2023 and December 31, 2022, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 9.2 million shares. As a result of the Spin-Off and pursuant to the Company’s Articles of Amendment and Restatement, the adjusted conversion ratio is 57.5601 shares of common stock per share of Series A Convertible Preferred Stock.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at September 30, 2023 and December 31, 2022 were $418 million and $419 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of September 30, 2023, our cash and cash equivalents totaled $675 million and our total debt was $7.65 billion, excluding deferred fees. As of September 30, 2023, our borrowing capacity under the Revolving Credit Facility was approximately $833 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Company’s 2022 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position, cash flows from operations and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to environmental matters, debt servicing obligations, payments related to separation, transformation and restructuring initiatives, and in the long-term (i.e., beyond September 30, 2024) to meet our material cash requirements.

Material Cash Requirements from Contractual and Other Obligations

Other than the transactions discussed above in relation to the Spin-Off, there have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2022.

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

Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to the Company’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this report include, without limitation, statements regarding: our expectations of demand for our solutions and execution and the impact thereof on our financial results in 2023; the Company’s focus on advancing our strategic growth initiatives and transforming the Company into a software-led as-a-service company with a higher mix of recurring revenue streams; our expectations of the Company’s ability to deliver increased value to customers and stockholders; and statements regarding the separation of NCR Corporation into two separate companies, including, but not limited to, statements regarding the future commercial or financial performance of the Company following such transaction, and value creation and ability to innovate and drive growth generally as a result of such transaction. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of the Company’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to:

•Strategy and Technology: transforming our business model; development and introduction of new solutions; competition in the technology industry; integration of acquisitions and management of alliance activities; and our multinational operations;
•Business Operations: domestic and global economic and credit conditions; risks and uncertainties from the payments-related business and industry; disruptions in our data center hosting and public cloud facilities; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; a major natural disaster or catastrophic event, including the impact of the coronavirus (COVID-19) pandemic and geopolitical and macroeconomic challenges (such as the Israel-Hamas conflict); environmental exposures from historical and ongoing manufacturing activities; and climate change;
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
•Law and Compliance: allegations or claims by third parties that our products or services infringe on intellectual property rights of others, including claims against our customers and claims by our customers to defend and indemnify them with respect to such claims; protection of our intellectual property; changes to our tax rates and additional income tax liabilities; and uncertainties regarding regulations, lawsuits and other related matters;
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
•Separation: the potential strategic benefits, synergies or opportunities expected from the separation may not be realized or may take longer to realize than expected; the potential inability to access, or reduced access, to the capital markets or increased cost of borrowings, including as a result of a credit rating downgrade; the incurrence of significant costs in connection with the separation; the potential adverse reactions to the separation by customers, suppliers, strategic partners or key personnel and potential difficulties in maintaining relationships with such persons and risks associated with third party contracts containing consent, and/or other provisions that may be triggered by the separation; unforeseen tax liabilities or changes in tax law; non-compete restrictions in the separation agreement entered into in connection with the separation; and requests, requirements or penalties imposed by any governmental authorities related to certain existing liabilities.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements. There can be no guarantee that stockholders will achieve any particular level of stockholder returns. Nor can there be any guarantee that, following the separation, the Company and Atleos will be able to realize any of the potential strategic benefits, synergies or opportunities or that the separation will maximize value for stockholders, or that Company or any of its divisions will be commercially successful in the future, or achieve any particular credit rating or financial results. Additional information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Information About the Company
The Company encourages investors to visit its web site (http://www.ncrvoyix.com), which is updated regularly with financial and other important information about the Company. The contents of the Company’s web site are not incorporated into this quarterly report or the Company’s other filings with the U.S. Securities and Exchange Commission.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $32 million as of September 30, 2023. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $32 million as of September 30, 2023. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the third quarter of 2023 compared to the third quarter of 2022 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 44% of our borrowings were on a fixed rate basis as of September 30, 2023. The increase in pre-tax interest expense for the nine months ended September 30, 2023 from a hypothetical 100 basis point increase in variable interest rates would be approximately $19 million. As of September 30, 2023, we do not have any outstanding interest rate derivative contracts related to our variable rate debt.

Additionally, as our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in applicable interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates. The increase in vault cash rental expense for the three months ended September 30, 2023 from a hypothetical 100 basis point increase in variable interest rates would be approximately $9 million, excluding the impact from outstanding interest rate swap agreements.

We utilize interest rate swap contracts and interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements and interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 13, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts in effect as of September 30, 2023.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2023, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NCR has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by NCR in the reports that it files or submits under the Exchange Act is accumulated and communicated to NCR’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the third quarter of 2023, conducted under their supervision and with the participation of management, the Company’s Chief Executive and Chief Financial Officers have concluded that NCR’s disclosure controls and procedures are effective to meet such objectives and that NCR’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in NCR’s Exchange Act filings.

Changes in Internal Control over Financial Reporting
In September 2023, we implemented a new enterprise resource planning (“ERP”) system for Atleos that was duplicated from our ERP system. ERP systems are designed to accurately maintain our financial records used to report operating results.
Other than the Atleos ERP implementation, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 10, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.    RISK FACTORS

The following information supplements the disclosure set forth under Part I, Item IA (“Risk Factors”) of the Company’s 2022 Annual Report on Form 10-K (“Form 10-K”). Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial conditions and results of operations. If any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

Risks related to achieving the expected benefits of Atleos’ separation from the Company. We may not realize the anticipated strategic, financial, operational, or other benefits from the Spin-Off on October 16, 2023. We cannot predict with certainty when the benefits expected from the Spin-Off will occur or the extent to which they will be achieved, or that the costs or dis-synergies of the transaction will not exceed the anticipated amounts. The Spin-Off resulted in the digital commerce company and the ATM company being smaller, less diversified companies with more limited businesses concentrated in their respective industries than the Company as a whole. As a result, the Company may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish, such that the Company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. The Spin-Off may cause uncertainty for or disruptions with our customers, partners, suppliers, and employees, which may negatively impact these relationships or our operations. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the Spin-Off, including costs of operating as independent, publicly-traded companies that the Company will no longer be able to share with Atleos. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits or if our costs exceed our estimates, we could suffer a material adverse effect on the business, financial condition, results of operations, and trading price of the Company.

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

On April 13, 2023, NCR determined that a single data center outage impacting certain of its customers in its Retail and Hospitality segments was caused by a cyber ransomware incident. Upon such determination, NCR immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. NCR disclosed this incident publicly on April 17, 2023. Following an extensive investigation which included NCR experts, external forensic cybersecurity experts and federal law enforcement, among others, the Company concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Functionality has been fully restored to customers and the Company built a new cloud environment to host the affected applications.

We have incurred certain expenses related to the cyber ransomware incident, including expenses to respond to, remediate and investigate this matter and payments made to customers in connection with the incident. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional detail. We may incur additional costs relating to this incident in the future, including payment of damages or other costs to customers or others, any of which could materially and adversely impact our business, financial condition or results of operations. We continue to assess the incident and cannot definitively determine, at this time, the full extent of the impact from such event on our business, results of operations or financial condition or whether such impact will ultimately have a material adverse effect. With regard to this incident, factors that could cause actual results to differ materially from those expressed or implied include (i) future claims from customers or other third parties, (ii) legal, reputational and financial risks resulting from the incident, (iii) the effectiveness of business continuity plans and cybersecurity risk management policies during the incident, (iv) the possibility that we will identify materially adverse findings arising from this incident that are not known to us on the date hereof.

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

The personal information and other data that we process and store also are subject to data security and data privacy obligations and laws of many jurisdictions, which are growing in complexity and sophistication as data becomes more enriched and technology and the global data protection landscape evolves. These laws may provide a private right of action for individuals alleging a breach of privacy rights, including for example the Illinois Biometric Information Privacy Act (“BIPA”). These laws may also conflict with one another, and many of them are subject to frequent modification and differing interpretations. The laws impose a significant compliance burden and include, for example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act and the Brazilian General Data Protection Law. Complying with these evolving and varying standards could require significant expense and effort, and could require us to change our business practices or the functionality of our products and services in a manner adverse to our customers and our business. In addition, violations of these laws can result in significant fines, penalties, claims by regulators or other third-party lawsuits alleging significant damages, and damage to our brand and business. The GDPR, for example, includes fines of up to €20 million or up to 4% of the annual global revenues of the infringer for failure to comply, and grants corrective powers to supervisory authorities including the ability to impose a limit on processing of personal data. The laws also cover the transfer of personal, financial and business information, including transfers of employee information between us and our subsidiaries, across international borders. As another example, the Illinois BIPA provides aggrieved plaintiffs the ability to recover $1,000 for each unauthorized scan of biometric data, and $5,000 for each scan found to be in willful disregard of the statute.

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

As of September 30, 2023, $153 million was available for repurchases under the March 2017 program, and approximately $882 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended September 30, 2023, approximately 41,000 shares were purchased at an average price of $27.21 per share.

The Company’s ability to repurchase its common stock is restricted under the Company’s New Credit Facilities and terms of the indentures for the Company’s senior unsecured notes, which prohibit certain share repurchases, including during the occurrence of an event of default, and establish limits on the amount that the Company is permitted to allocate to share repurchases and other restricted payments. The limitations are calculated using formulas based generally on 50% of the Company’s consolidated net income for the period beginning in the third quarter of 2012 through the end of the most recently ended fiscal quarter, subject to certain other adjustments and deductions, with certain prescribed minimums. These formulas are described in greater detail in the Company’s New Credit Facilities and the indentures for the Company’s senior unsecured notes, each of which is filed with the SEC.

Item 5.    OTHER INFORMATION

During the fiscal quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

    Item 6.     EXHIBITS

2.1#	Separation and Distribution Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 17, 2023 (the “October 17, 2023 8-K”))

3.1	Articles of Amendment to the Articles of Incorporation of NCR Voyix Corporation, dated as of October 16, 2023 (Exhibit 3.1 to the October 17, 2023 8-K)

3.2	Amended and Restated By-laws of NCR Voyix Corporation, dated as of October 16, 2023 (Exhibit 3.3 to the October 17, 2023 8-K)

3.3	Redline of Amended and Restated By-laws of NCR Voyix Corporation, dated as of October 16, 2023 (Exhibit 3.4 to the October 17, 2023 8-K)

4.1	Indenture relating to the Notes, dated September 27, 2023, between NCR Atleos Escrow Corporation and Citibank, N.A. (Exhibit 4.1 to the Company’s Current Report on 8-K filed on September 28, 2023 (the “September 28, 2023 8-K”))

4.2	Form of 9.500% Senior Secured Notes due 2029 (included in Exhibit 4.1) (Exhibit 4.2 to the September 28, 2023 8-K)

4.3	Second Supplemental Indenture, dated as of September 14, 2023, among NCR Corporation, NCR Atleos, LLC, ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, relating to Registrant’s 5.000% Notes due 2028.

4.4	Second Supplemental Indenture, dated as of September 14, 2023, among NCR Corporation, NCR Atleos, LLC, ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, relating to Registrant’s 5.125% Notes due 2029.

4.5	Second Supplemental Indenture, dated as of September 14, 2023, among NCR Corporation, NCR Atleos, LLC, ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, relating to Registrant’s 5.250% Notes due 2030.

4.6	Second Supplemental Indenture, dated as of September 14, 2023, among NCR Corporation, NCR Atleos, LLC, ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, relating to Registrant’s 5.750% Notes due 2027.

4.7	Second Supplemental Indenture, dated as of September 14, 2023, among NCR Corporation, NCR Atleos, LLC, ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, relating to Registrant’s 6.125% Notes due 2029.

10.1#	Credit Agreement, dated as of September 27, 2023, among NCR Atleos LLC, NCR Atleos Escrow Corporation, the lenders party thereto, any foreign borrower party thereto and Bank of America, N.A., as administrative agent (Exhibit 10.1 to the September 28, 2023 8-K)

10.2#	Transition Services Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.1 to the October 16, 2023 8-K)

10.3#	Tax Matters Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.2 to the October 16, 2023 8-K)

10.4#	Employee Matters Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.3 to the October 16, 2023 8-K)

10.5#	Patent and Technology Cross-License Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.4 to the October 16, 2023 8-K)

10.6#	Trademark License and Use Agreement, dated as of October 16 ,2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.5 to the October 16, 2023 8-K)

10.7#	Master Services Agreement, dated October 16, 2023, by and between NCR Voyix Corporation and Cardtronics USA, Inc. (Exhibit 10.6 to the October 16, 2023 8-K)

10.8#	Manufacturing Services Agreement, dated October 16 2023, by and between NCR Voyix Corporation and Terafina Software Solutions Private Limited and NCR Corporation India Private Limited (Exhibit 10.7 to the October 16, 2023 8-K)

10.9#	Credit Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation, the foreign borrowers party thereto, the lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent (Exhibit 10.8 to the October 16, 2023 8-K)

10.10	Fourth Amendment to the Receivables Purchase Agreement, dated as of August 7, 2023, by and among NCR Corporation, as servicer, NCR Receivables LLC, as seller, NCR Canada Receivables LP, as Canadian guarantor, NCR Canada Corp., as Canadian servicer, MUFG Bank, Ltd. and PNC Bank, National Association, as committed purchasers, Victory Receivables Corporation, as a conduit purchaser, PNC Bank, National Association, as group agent and as administrative agent and PNC Capital Markets LLC, as structuring agent.

10.11	Fifth Amendment to the Receivables Purchase Agreement, dated as of September 1, 2023, by and among NCR Corporation, as servicer, NCR Receivables LLC, as seller NCR Canada Receivables LP, as Canadian guarantor, NCR Canada Corp., as Canadian servicer, MUFG Bank, Ltd. and PNC Bank, National Association as committed purchasers, Victory Receivables Corporation, as a conduit purchaser, PNC Bank, National Association, as group agent and as administrative agent and PNC Capital Markets LLC, as structuring agent (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 7, 2023)

10.12	Sixth Amendment to the Receivables Purchase Agreement, dated as of September 27, 2023, by and among NCR Corporation, as servicer, NCR Receivables LLC, as seller, NCR Canada Receivables LP, as Canadian guarantor, NCR Canada Corp., as Canadian servicer, MUFG Bank, Ltd. and PNC Bank, National Association, as committed purchasers, Victory Receivables Corporation, as a conduit purchaser, PNC Bank, National Association, as group agent and as administrative agent and PNC Capital Markets LLC, as structuring agent.

10.13#	Seventh Amendment to Receivables Purchase Agreement, dated as of October 16, 2023, by and among NCR Receivables LLC, as seller, NCR Canada Receivables LP, as guarantor, NCR Corporation, as servicer, NCR Canada Corp., as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto (Exhibit 10.9 to the October 16, 2023 8-K)

10.14#	First Amendment to Amended and Restated Purchase and Sale Agreement, dated as of October 16, 2023, among NCR Receivables LLC, as buyer, and NCR Corporation, as initial servicer and as an originator, Cardtronics USA, Inc. as a released original and ATM National, LLC, as a released originator (Exhibit 10.10 to the October 16, 2023 8-K)

10.15#	Release Under Canadian Purchase and Sale Agreement, dated as of October 16, 2023, among NCR Canada Receivables LP, as buyer, NCR Canada Corp., as initial servicer and as originator, and Canada Holdings, Inc., as a released originator (Exhibit 10.11 to the October 16, 2023 8-K)

10.16	Seventh Amendment dated as of August 31, 2023, among NCR Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2023)

10.17*	Employment Agreement, dated September 25, 2023, between David Wilkinson and NCR Corporation

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022; (ii) our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022; (iii) our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022; (iv) our condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022; (v) our condensed consolidated statements of changes in stockholder's equity for the three and nine months ended September 30, 2023 and 2022; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

# Certain schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR VOYIX CORPORATION

Date:	November 14, 2023	By:	/s/ Kelly Moyer
Kelly Moyer Corporate Vice President, Chief Accounting Officer (Principal Accounting Officer)