Form 10-K
period 2023-12-31
NCR VOYIX Corp
filed 2024-03-14
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Registrant’s telephone number, including area code: (800) 225-5627
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
    If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of NCR Voyix Corporation’s most recently completed second fiscal quarter, was approximately $2.2 billion.
As of March 11, 2024, there were 144,290,210 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of December 31, 2023 are incorporated by reference into Part III of this Report.

This Report contains trademarks, service marks and registered marks of NCR Voyix Corporation and its subsidiaries, and of other companies, as indicated. Unless otherwise indicated, the terms “NCR Voyix,” “NCR,” the “Company,” “we,” “us,” and “our” refer to NCR Voyix Corporation and its subsidiaries.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to the Company’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Annual Report include, without limitation, statements regarding: the estimated or anticipated future results and benefits of the Company’s plans and operations; the Company’s expectations of demand for its solutions and the impact thereof on the Company's financial results in 2024; the Company’s ability to deliver increased value to customers and stockholders; statements regarding the spin-off of NCR Atleos, including, but not limited to, statements regarding the future commercial or financial performance of the Company following such transaction, and value creation and the ability to innovate and drive growth generally as a result of such transaction; and the Company’s ability to offset losses incurred from fraudulent ACH disbursements from a Company bank account identified in February 2024 through cooperation with law enforcement and the Company’s banks or through insurance proceeds. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of the Company’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to:
•Strategy and Technology: challenges with transforming and growing our business, including our ability to attract new customers, increase use of our platform by existing customers and cross-sell additional products and solutions; development and introduction of new, competitive solutions on a timely, cost-effective basis; our ability to compete effectively against new and existing competitors; our ability to maintain a consistently high level of customer service; our ability to successfully manage our profitability and cost reduction initiatives; integration of acquisitions and management of other strategic transactions;
•Spin-Off of NCR Atleos: the potential strategic benefits, synergies or opportunities expected from the spin-off of NCR Atleos may not be realized or may take longer to realize than expected; any unforeseen tax liabilities or impacts resulting from the spin-off; requests, requirements or penalties imposed by any governmental authorities related to certain existing liabilities;
•Business Operations: domestic and global economic and credit conditions; downturn or consolidation in the financial services industry; difficulties and risks associated with developing and selling complex new solutions and enhancements, including those using artificial intelligence; risks and uncertainties associated with our payments-related business; disruptions in our data center hosting and public cloud facilities; any failures or delays in our efforts to modernize our information technology infrastructure; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; a major natural disaster or catastrophic event; geopolitical and macroeconomic challenges or events or acts of terrorism; environmental exposures from historical manufacturing activities;
•Data Privacy & Security: the impact of cybersecurity incidents on our business, including the April 2023 ransomware incident, and efforts to prevent or mitigate such incidents and any related impacts on our operations; and efforts to comply with applicable data protection and data privacy laws;
•Finance and Accounting: our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or other liabilities or obligations; access to the capital markets and other sources of financing; our cash flow sufficiency to service our indebtedness; interest rate risks and increased costs of borrowings; the terms governing our trade receivables facility; the impact of certain changes in control relating to acceleration of our indebtedness, our obligations under other financing arrangements, or required repurchase of our senior unsecured notes; any lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; unforeseen tax liabilities or changes in tax law; our failure to maintain effective internal control over financial reporting and disclosure controls and procedures and our ability to remediate material weaknesses in our internal control over financial reporting; and write down of the value of certain significant assets;
•Law and Compliance: allegations or claims by third parties that our products or services infringe on intellectual property rights of others, including claims against our customers and claims by our customers to defend and indemnify them with
i

respect to such claims; protection of our intellectual property; changes to our tax rates and additional income tax liabilities; and uncertainties regarding regulations, lawsuits and other related matters;
•Governance: rights, preferences and privileges of our Series A Convertible Preferred (“Series A”) stockholders compared to the rights of our common stockholders; the impact of the terms of our Series A stock relating to voting power, share dilution and market price of our common stock; and actions or proposals from stockholders that do not align with our business strategies or the interests of our other stockholders.

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

i

PART I

Unless the context indicates otherwise, references in this report to “we,” “us,” “our,” the “Company,” and “NCR Voyix” mean NCR Voyix Corporation and its consolidated subsidiaries and references to “NCR Atleos” mean NCR Atleos Corporation and NCR Atleos’s consolidated subsidiaries.

Item 1.        BUSINESS
General
The Company, which was originally incorporated in 1884, is a global provider of digital commerce solutions for retail stores, restaurants and financial institutions. Headquartered in Atlanta, Georgia, we are a software and services-led enterprise technology provider of run-the-store capabilities for retail and restaurants and cloud-based digital solutions for financial institutions, serving businesses of all sizes. Our software platforms, which run in the cloud and include microservices and APIs that integrate with our customers’ systems, and our As-a-Service solutions enable end-to-end technology-based operations solution for our customers. Our offerings include digital first software and services offerings for retailers, restaurants and financial institutions, as well as payments acceptance solutions, multi-vendor connected device services, self-checkout (“SCO”) kiosks and related technologies, point of sale (“POS”) terminals and other self-service technologies. Our solutions are designed to enable retailers, restaurants and financial institutions to seamlessly transact and engage with their customers and end users.
On October 16, 2023, we completed the spin-off of our ATM-focused business, which included our self-service banking, payments & network and telecommunications and technology businesses, into an independent publicly traded company, NCR Atleos Corporation (such transaction, the “Spin-Off”). The Spin-Off was effected through a pro rata distribution of all outstanding shares of NCR Atleos common stock to holders of the Company’s common stock as of the close of business on October 2, 2023. In connection with the Spin-Off, the Company changed its name from NCR Corporation to NCR Voyix Corporation. Additionally, starting on October 17, 2023, the Company’s common stock began trading on the New York Stock Exchange under the stock symbol “VYX.” The Company retains no ownership interest in NCR Atleos. The historical financial results of NCR Atleos are reflected as discontinued operations in the Company’s consolidated financial statements.
In connection with and upon completion of the Spin-Off, the Company and NCR Atleos entered into various agreements to effect the Spin-Off and govern the relationship between the Company and NCR Atleos after the Spin-Off. Such agreements include the separation and distribution agreement, transition services agreement, tax matters agreement, employee matters agreement, patent and technology cross-license agreement, trademark license and use agreement, master services agreement, manufacturing services agreement and various other transaction agreements. Under these agreements, we continue to provide certain products and services to NCR Atleos following the Spin-Off and utilize certain products and services provided by NCR Atleos.
Operating Segments
Prior to the Spin-Off, the Company managed and reported operations in the following segments: Retail, Hospitality, Digital Banking, Payments & Network, and Self-Service Banking. Following the Spin-Off, the Company manages and reports operations in three reportable segments – Retail, Restaurants (formerly reported as Hospitality) and Digital Banking.
•Retail - Our Retail segment is focused on serving retailers of all sizes, from local businesses to some of the most recognized brands in the world. Our software and solutions connect to a modern technology platform that allows retailers to run their stores like they run their digital channels, improving the experience for their customers. These solutions are designed to improve operational efficiency, sales productivity, customer satisfaction and purchasing decisions; provide secure checkout processes and payment systems; and increase service levels.
•Restaurants - Our Restaurants segment is focused on serving restaurants and food service establishments of all sizes, ranging from small and medium-sized businesses to some of the world’s top global food service enterprises. Our solution portfolio spans across table-service, quick-service and fast casual industries, providing competitive end-to-end solutions to “run-the-restaurant.” Our solution portfolio offers cloud-based, platform-enabled technology that is designed to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. In addition, we deliver service support, allowing our customers to focus on their core competencies. Our end-to-end services are a strong differentiating factor within the market.
•Digital Banking - Our Digital Banking segment serves financial institutions by delivering software solutions which enable a fully integrated digital experience for consumer and business customers across all channels. We serve banks and credit unions in the United States with our cloud-based software solutions including account opening, account management, transaction processing, imaging, and branch services, among others. We are unique in our ability to offer unified banking solutions across digital (application and browser), in-branch and via interactive teller machines (“ITMs”).

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to any of our three individual reportable segments along with certain non-strategic businesses that are considered immaterial operating segment(s), certain countries which are expected to transfer to NCR Atleos during 2024, and commercial agreements with NCR Atleos.
Our strategy to expand our customer portfolio and convert customers to our platform, which will enable us to derive a greater portion of revenue and profit from subscription-based (recurring) revenue, is built on the following foundational pillars:
•Focus on our customers. We encourage our employees to treat every customer as if they are our only customer. If we provide better service and quality products than our competitors, it is our belief that our customers will likely buy more from NCR Voyix. We act as strategic advisors to our clients, helping them reshape and reinvent their business. This customer focus leads to increased access to higher level customer contacts, earlier entrance into the sales cycles, and additional opportunities for upselling and cross-selling as a software and services-led company. Our customer engagement teams consult with our clients to identify their most urgent business needs and to develop ROI-driven models with targeted delivery of additional modules or services.
•Leverage our brand (and global distribution). We have rebranded from NCR to NCR Voyix, leveraging one of the best-known and respected brands in the industries we serve. Our brand represents our industry-specific expertise and longevity as enterprise technology experts. We bring over 140 years of experience across restaurants, retail and banking industries. We invest in our brand and go-to-market strategies, and consider our branding to be a strong competitive differentiation with significant equity in worldwide markets.
•Support our customers through innovation. We invest in research and development to bring new solutions to market and elevate product quality. The Company focuses on its commerce platform, which enables our next-generation retail architecture, including our unique retail cloud-based point of sale solution, and our bundled solutions focused on the restaurant industry, and our digital banking platform. Customer needs drive the investment in innovative solutions and partnerships are leveraged to embed technology-based offerings within our software. We also prioritize improvements in how we go to market with software-as-a-service (“SaaS”) and packaging solutions as all-in-one bundles designed around a software platform, making it easier for our customers to buy and for our teams to sell.
•Allocate our capital strategically through a cost-disciplined approach to operations. We prioritize the allocation of capital to the prospects that provide the best opportunities to attract and retain customers, deliver long-term growth for the company and deliver strategic value for shareholders. Based on our strategy, we will prioritize investments in our technology, repayment of debt and the repurchase of shares. We may also pursue acquisitions and/or divestitures. Similarly, we seek to be disciplined in our cost management through ongoing initiatives that benefit both our long-term relationships with our customers as well as the growth and profitability targets of the company through streamlining and simplifying our product offering, increasing process automation and workforce optimization.

Products and Services
Retail & Restaurants
Given the increased adoption of digital solutions to “Run-the-Store” for retailers and restaurants around the world, and the ability to provide such solutions through one integrated technology platform, we sometimes collectively refer to our Retail and Restaurants segments as our Commerce business. This reference is often used in such instances where the strategic approach to providing our solutions to our retail and restaurant customers is generally very similar, as when our customers are connected to our shared NCR Voyix Commerce Platform or when investments and expanded capabilities can be leveraged across clients or industries.

We offer cloud-based, platform-enabled software and services to help enable our retail and restaurant customers to digitally augment their operations. The NCR Voyix Commerce Platform provides retailers and restaurants with end-to-end solutions, including cloud-based software and services, store operations capabilities, strategic services, consumer applications and integrated payment acceptance solutions, and in-store hardware to support their business needs. These platform-delivered solutions enable our customers to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. The wide array of general commerce and industry-specific modules available via our platform can be bundled or purchased stand-alone, which enables our clients to better serve their end-users. The bundling of services further increases the value that we bring to our customers and promotes long-term customer relationships as customers come to rely upon us across multiple facets of their business. In addition to simplifying our customers operations, our bundled solutions often result in cost savings compared with sourcing technology from multiple vendors or developing and maintaining these in-house.

NCR VOYIX COMMERCE PLATFORM

DATA & INSIGHTS

Data and trained models with AI/ML to provide actionable insights

COMMERCE APPLICATIONS

Store Operations, Loyalty, Unified Commerce, Back Office and other 3rd Party apps

PAYMENTS

Payment facilitator through simple, secure orchestration

SECURITY

Zero-trust, role-based Access control, SSO

EDGE

Intelligent software to run your stores like your digital channels

CONTINUOUS INNOVATION

Leverage significant investments from NCR Voyix R&D and 3rd party developers

OPEN APIs

Standardized 'cloud native' interfaces for rapid integration

HIGH AVAILABILITY

Always ON, with comprehensive Cloud and edge resilience

Retail
Our platform-led SaaS and Services capabilities focus on digitally transforming retail store systems. This includes store operations, consumer engagement (e.g., eCommerce and loyalty programs), back office data processing and insights, payments, third party API integration for partner ecosystems, and physical endpoints in the form of hardware. Our software applications include point of sale software, self-checkout, frictionless software, and retail-specific edge application infrastructure management platform. These services allow for deploying and orchestrating virtualized and containerized microservices to all of the various touch points in a store, fuel controller, pharmacy and kitchen software, loyalty and promotions, mobile ordering, back office applications including inventory, transaction and consumer data insights, cash office, and value-added payment solutions. In addition, our services offering includes artificial intelligence (“AI”) and data analytics, onboarding and implementation, managed services, systems integration, custom application management and development and hardware services. Our hardware offerings consist of fixed and mobile point-of-sale and consumer display terminals, self-checkout terminals and ordering kiosks and peripherals and digital signage.
Restaurants
For the restaurant industry, we provide technology solutions that enhance operational efficiency, improve customer satisfaction, streamline order and transaction processing, and reduce operating costs. Our suite of solutions caters to table-service, quick-service, and fast casual restaurants of all sizes. We offer cloud-based and platform-enabled software applications for point-of-sale, back office, payment processing, kitchen production, restaurant management, eCommerce, mobile ordering and consumer marketing and loyalty. Our services capabilities include AI and data analytics, technology deployment and implementation, support and managed services, which help reduce the complexities of restaurant operations. We also provide restaurant-oriented hardware products such as POS terminals, kitchen display systems, handheld devices, printers and peripherals.
Digital Banking
We offer cloud-based, platform-enabled digital banking, sales and account opening, and transactions and servicing solutions that provide banks and credit unions with a fully integrated consumer experience across the digital and physical channels.
Our digital banking solutions cater to both consumer and business digital banking. Our consumer digital banking offering provides flexibility, security and a unique bank brand experience. Our offerings consist of promotion programs, money management and financial wellness tools, administrative portal, core and card processor integration, digital chat and Zelle integration. Our business digital banking offering delivers intuitive, responsive and omnichannel experiences for business end-customers, along with funds and transaction enablement solutions (e.g. bill pay, internal transfers, domestic and international wires, ACH, recurring payments), risk management tools for fraud prevention and native business mobile banking applications.

Our sales and account opening software unifies the sales and onboarding experience for multiple bank products either via digital, in-branch or in-call center channels, or across multiple channels for a single applicant. Additionally, our channel services platform (“CSP”) provides transactions and servicing solutions, enabling financial institutions to access a deeper understanding of customer behavior and implement a digital first platform strategy. The CSP offers banking channel services, pre-staging, imaging, digital integration, interactive and connected services and an API toolkit. Through our developer portal, our Digital Banking customers gain access to integrations with over 200 solutions via our API toolkit.

Our Sales and Distribution Channels
We have established a strong network of sales and distribution channels within each of our segments to drive growth in our customer base. Leveraging our brand recognition and our global distribution network, we target both new and existing customers representing a wide variety of sizes, industries and geographies. We make strategic investments in new products, capabilities and market leading services to support our offerings across segments, shaping our growth strategy.
Retail
In our Retail segment, we offer platform-led solutions to an array of customers, connecting retail operations end-to-end and integrating all aspects of their operations. Our retail customers span all sizes across the globe, which we classify into the following industry verticals: Convenience Fuel Retail, Food Drug Mass Merchant (“FDMM”), and Department Specialty Retail. Our FDMM customers include grocery stores, drug stores, and big box retailers. Our solutions are distributed through direct sales and indirect channels such as value-added resellers and systems integrators.
Restaurants
In our Restaurants segment, we offer platform-led solutions to all types of restaurants, enabling them to run their stores, drive digital transformation, and scale their businesses. Our Restaurants customers include quick service, table service and fast casual restaurants of all sizes, ranging from small-and-medium sized businesses to large multi-national and enterprise clients. Similar to the retail segment, our solutions are distributed through direct sales and indirect channel relationships.

Digital Banking
Within the Digital Banking segment, we provide cloud-based digital solutions and technology to banks and credit unions of all sizes, ranging from $100 million to $100 billion in assets under management, including money center banks, to improve the end-user experience with their financial institutions across all banking channels. Our solutions are sold through direct sales and through indirect channels with referral partners.

Competition
We face a diverse group of competitors in the Retail, Restaurants and Digital Banking industries in which we sell our digital-first portfolio of software, services and hardware. Competitive factors can vary by geographic area where we operate around the world, but typically include product value and quality, total cost of ownership, industry knowledge, end-to-end solution support, system integration capabilities, strategic alignment with the customers and service quality.
In our Retail and Restaurants segments, we face a variety of competitors across all geographies where we operate around the world. Our competitors vary by market segment, product, service offering and geographic area, and include Aptos, Inc., Block Inc., Diebold Nixdorf, Inc., Flooid, Fujitsu Limited, GK Software SE, HP Inc., Lightspeed, Olo Inc., Oracle Corporation, PAR Technology Corporation, Revel Systems, Inc., SAP SE, Toast, Inc., Toshiba Tec Corporation, and Upserve, Inc., among others. We also compete with certain global enterprise technology companies including IBM Corporation, and CompuCom to provide technology and support services.
Primary competitors in the Digital Banking segment include firms like Alkami (ALKT), Fidelity National Information Services (FIS), Fiserv (FI), MeridianLink (MLNK), Q2 Holdings (QTWO), and other fintech providers.

Research and Development
We remain focused on designing and developing solutions that anticipate our customers’ evolving needs as well as consumer preferences. Our expenses for research and development were $185 million in 2023, $147 million in 2022, and $195 million in 2021. We anticipate that we will continue to have significant research and development expenditures in the future in order to provide a continuing flow of innovative, high-quality products and services and to help maintain and enhance our competitive position. Information regarding the accounting and costs included in research and development activities is included in Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report under “Research and Development Costs,” and is incorporated herein by reference.

Intellectual Property
We seek patent protection for our innovations (including improvements) related to our software, services, products, solutions, creations and developments where such protection is likely to provide meaningful value to us. Following the Spin-Off of NCR Atleos, we own approximately 850 patents in the United States and numerous other patents in foreign countries. The foreign patents are generally counterparts of our U.S. patents. We also have numerous patent applications pending in the United States and in foreign countries. Our portfolio of patents and patent applications is of significant value to us. As appropriate, the Company looks to drive additional value, including through monetization, of its patent portfolio.
We have registered and unregistered trademarks, including service marks, in the United States and in foreign countries. We consider our trademarks associated with “NCR”, especially “NCR Voyix”, as well as our other trademarks, to have significant value to us. Loss of the Company’s right to use “NCR Voyix” or its “NCR Voyix” trademark or failure to register that trademark could be material.
In addition to developing our intellectual property portfolio, we license intellectual property rights from third parties as we deem appropriate. We have also granted and plan to continue to grant licenses to others under our intellectual property rights when we consider these arrangements to be in our interest.

Seasonality
Our sales have been historically seasonal, with lower revenue in the first half and higher revenue in the second half of each year. Such seasonality, as well as recurring annual cash-related items also cause our working capital cash flow requirements to vary from quarter to quarter depending on variability in the volume, timing and mix of sales. In addition, revenue in the third month of each quarter is typically higher than in the first and second months. However, as we continue to transition our revenue mix towards more recurring software and services revenue, our sales have become more linear over time.

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
As of December 31, 2023, the Company leverages a network of third-party partner facilities across the globe to manufacture its products in Chennai, India; Budapest, Hungary; and Guadalajara, Mexico.
Further information regarding the potential impact of these relationships on our business operations, and regarding sources and availability of raw materials, is also included in Item 1A of this Report under the caption “Business Operations,” and is incorporated herein by reference.

Products and Services Backlog
Backlog includes orders confirmed for products scheduled to be shipped, as well as certain professional and transaction services to be provided. Although we believe that the orders included in the backlog are firm commitments, we may allow some orders to be canceled by the customer without penalty. Even when penalties for cancellation are provided for in a customer contract, we may elect to permit cancellation of orders without penalty where management believes it is in our best interests to do so. Further, we have product revenue derived from term-based software license arrangements that include customer termination rights and services revenue that is recurring or transaction-based business and we do not measure backlog information for these types of transactions. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of revenue for any future period. However, backlog is included as a component of our remaining performance obligation to the extent we determine that the orders are non-cancelable. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information on remaining performance obligations.

ESG
NCR Voyix remains committed to creating positive change that supports an innovative and sustainable future in a responsible way. Our Board of Directors has direct oversight of the Company’s ESG strategy through its Risk Committee and its other standing committees, each of which oversees components of our ESG program, including, business ethics and integrity, data protection, privacy and security, our people, Diversity Equity and Inclusion (“DE&I”) and environmental management.

Human Capital Management
As of December 31, 2023, we had approximately 15,500 employees worldwide. We also utilize contractors to support various aspects of our business. As of December 31, 2023, our employees by geographic region included approximately 25% in the Asia Pacific and Japan region; 35% in the Europe, Middle East and Africa regions; 5% in the Americas, excluding the United States; and 35% in the United States. We have presence in 31 countries with employees speaking over 27 unique languages throughout.
We have continued our rich legacy of prioritizing investment and focus on human capital resources in 2023. We found ways to adapt to a rapidly changing labor market and continued to build a diverse, talented workforce as we build the future of commerce. Prior to the Spin-Off of NCR Atleos, our human resources team took proactive measures to prepare our employees for a successful transition.
Our progress to date includes:

•Welcomed over 475 university hires to NCR Voyix, including both graduates and interns
•Recognized as Top Employer for key, strategic universities/partnerships
•Launched new NCRVoyix.com Careers Pages
•Launched a new Culture Crew, including 30+ Site Engagement Leaders, ambassadors and volunteers
•Examined and took actions on competitive pay supporting workforce changes and our shift to a software platform and payments company, including a targeted global compensation review to drive attraction and retention of talent
•Invested in market-based salary increases for early career software engineering to improve competitiveness
•Improved certain employee benefit programs in many countries

•Partnered with key learning and development platforms to uplevel employee capabilities across the globe
•Provided opportunities for continuous learning through NCR Voyix University, our online education platform for employees
•Supported external development with our tuition assistance program, which supports college and graduate-level education programs developing business-critical skills
•Conducted regular employee performance reviews to manage, engage and reward our employees

As we continue to invest in our people, our current roadmap for future programs includes:

•Working to build on the post Spin-Off company culture, with our NCR Voyix vision, mission and values
•Upskilling talent in software and sales to enable the workforce of the future
•Developing a new employee value proposition and brand strategy
•Launching new leadership and management development content to upskill our leaders
•Focusing on internal talent mobility to develop and retain recent hires, including university hires
•Reimagining the onboarding experience to ensure all new hires are set up for success
•Driving company engagement and improving employee satisfaction at regional and site levels

Diversity, Equity and Inclusion (DE&I). We believe in the power and value of diversity and strive to build a globally inclusive workplace where all people are treated fairly. We seek to include everyone, lead with empathy, and make our communities better.

We continue to review our DE&I policies, practices and programs to identify opportunities for new inclusive initiatives.

Our progress to date includes:
•Improved our supplier diversity program that utilizes small businesses, as well as minority, women and veteran-owned business enterprises
•Continued to provide corporate funding and oversight of our Business Resource Groups (“BRG”) to boost engagement and increase opportunities for professional development, networking and community impact
•Established collaboration between all business resource groups with a renewed focus on growing employee participation

Our current roadmap for future programs includes:

•Investing in the development of diverse talent through sponsorship initiatives and targeted development
•Launching a series of listening sessions to promote inclusion and to drive action
•Launching a targeted university diversity network to attract, hire, and grow diverse talent through key partnerships
•Restructuring and redeploying a BRG leadership council focused on global inclusion with the mission to inspire action that attracts, develops and retains top diverse talent and fosters an inclusive work environment

Government Regulation
We are subject to a variety of laws and regulations in the United States and other jurisdictions in which we operate or where our products or services are offered. Many of these regulations and laws are evolving and their applicability and scope, as interpreted by courts and regulators, remain uncertain. These regulations and laws involve a variety of matters, including privacy and information security, data and personal information protection, consumer protection laws, anti-corruption laws such as the United States Foreign Corrupt Practices Act and United Kingdom Bribery Act, tax, and environmental sustainability (including climate change). In addition, our Digital Banking business is subject to examination by the Federal Financial Institutions Examination Council (FFIEC).

Any actual or perceived failure to comply with these requirements may result in, among other things, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, monetary penalties, and constraints on our ability to continue to operate our businesses. It is also possible that current or future laws or regulations could be interpreted or applied in a manner that would prohibit, alter, or impair our existing offerings, or that could require costly, time-consuming, or otherwise burdensome compliance measures from us. As we continue to grow our business, additional laws, rules and regulations may become relevant. For additional information about government regulation and laws applicable to our business, refer to the risks described in Item 1A of this Report.
Our historical manufacturing activities and operations are subject to a wide range of environmental protection laws and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. While the Company does not currently expect to incur material capital expenditures related to compliance with such laws and regulations, and while we believe the amounts provided in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities in this area, there can be no assurances that environmental matters will not lead to a material adverse impact on our capital expenditures, earnings or competitive position. A detailed discussion of the current estimated impacts of compliance issues relating to environmental regulations, particularly the Fox River, Kalamazoo River and Ebina matters, is reported in Item 8 of Part II of this Report as part of Note 11, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Further information regarding the potential impact of compliance with governmental laws and regulations is also included in Item 1A of this Report and is incorporated herein by reference.

Available Information
The Company makes available through its website at http://investor.ncrvoyix.com, free of charge, the reports it files with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A and Current Reports on Form 8-K, and all amendments to such reports and schedules, as soon as reasonably practicable after these reports are electronically filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC also maintains a website (http://www.sec.gov) that contains the reports, proxy statements and information statements, and other information regarding issuers that file or furnish electronically with the SEC. NCR Voyix will furnish, without charge to a security holder upon written request, the Notice of Meeting and Proxy Statement for the 2024 Annual Meeting of Stockholders (the 2024 Proxy Statement), portions of which are incorporated herein by reference.

Certain materials relating to our corporate governance, including our Code of Conduct applicable to our directors, senior financial officers and other employees, are also available in the investor relations section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge by calling or writing to:

NCR Voyix—Investor Relations
864 Spring Street NW
Atlanta, GA 30308
Phone: 800-225-5627
E-Mail: investor.relations@ncrvoyix.com
Website: http://investor.ncrvoyix.com

The Company’s website, www.ncrvoyix.com, contains a significant amount of information about the Company, including financial and other information for investors. NCR Voyix encourages investors to visit its website regularly, as information may be updated and new information may be posted at any time. The contents of the Company’s website are not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Exchange Act.

Item 1A.    RISK FACTORS

The risks and uncertainties described below are certain of the risks and uncertainties facing our business. These risks and uncertainties, together with other risks and uncertainties not currently known or not currently deemed material, could materially and adversely affect our business, financial condition, results of operations, could cause actual results to differ materially from our expectations and projections, and could cause the market value of our stock to decline. You should consider these risk factors when reading the rest of this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this document. These risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results or cause the market price of our common stock to fluctuate or decline.

RISK FACTOR SUMMARY

The following is a summary of certain risks and uncertainties that could materially and adversely affect our business, financial condition, and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Associated with our Strategy & Technology
•If we do not successfully execute our business strategy, including our strategic initiatives to grow and transform our business, our operating results could be negatively impacted.
•If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing markets in which we do business, our business results may be impacted.
•If we do not compete effectively within the competitive markets we serve, we may not be successful.
•If we fail to maintain a consistently high level of customer service or if we fail to manage our reputation, our brand, business and financial results may be harmed.
•If we are unable to successfully manage our profitability and cost reduction initiatives, our operating results could be adversely affected.
•Our acquisitions, divestitures and other strategic transactions may not produce anticipated results, which could have a material adverse effect on our business, financial condition or results of operations.

Risks Associated with the Spin-Off of NCR Atleos
•We may not achieve some or all of the expected benefits of the Spin-Off of NCR Atleos.
•If the Spin-Off fails to qualify for tax-free treatment, it could result in substantial tax liability for us and our stockholders.
•We may be held liable to NCR Atleos if we fail to perform under our agreements with NCR Atleos, and the performance of such services may negatively affect our business and operations.
•Potential indemnification obligations to NCR Atleos or a refusal of NCR Atleos to indemnify us pursuant to agreements executed in the Spin-Off could materially adversely affect us.

Risks Associated with our Business & Operations
•Data protection, cybersecurity and data privacy issues could negatively impact our business.
•Our business may be negatively affected by domestic and global economic and credit conditions.
•A downturn, consolidation or decrease in technology spend in the financial services industry could harm our digital banking business.
•Disruptions in our data center hosting and public cloud facilities could adversely affect our business.
•If we are unable to maintain and update our information technology systems to meet the needs of our business, our business could be adversely impacted.
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
•Our payments-related business subjects us to additional regulatory requirements and other risks and uncertainties that could be costly and difficult to comply with or that could harm our business.
•Our international operations subject us to additional risks that can adversely affect our business, financial condition and results of operations.
•Our risk management efforts may not be fully effective in mitigating our risk exposure, which could expose us to losses and liability and otherwise harm our business.
•A major natural disaster or catastrophic event could have a materially adverse effect on our business, financial condition and results of operations, or have other adverse consequences.

•Our historical manufacturing activities subject us to environmental exposures.

Risks Associated with our Finance & Accounting
•Our level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs.
•The terms of the documents governing our indebtedness include financial and other covenants that could restrict or limit our financial and business operations.
•Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and other liabilities, which would increase the risks described in these risk factors relating to indebtedness.
•If we are unable to continue to access or renew financing sources and obtain capital, our ability to maintain and grow our business may be impaired.
•Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful.
•Borrowings under our senior secured credit facilities bear interest at a variable rate, which could cause our debt service obligations or other costs of capital under our senior secured credit facilities to increase significantly.
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
•A lowering or withdrawal of the ratings assigned to us or our debt securities by rating agencies may increase our future capital costs and reduce our access to capital.
•We may be required to write down the value of certain significant assets, which would adversely affect our operating results.
•Our failure to maintain effective internal control over financial reporting or our failure to remediate our material weaknesses in our internal control over financial reporting, could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Associated with Law & Compliance
•Failure to protect intellectual property, and issues related to third party intellectual property can have an adverse effect.
•Changes to our tax rates and additional income tax liabilities could impact profitability.
•We face uncertainties with regard to regulations, lawsuits and other related matters.

Risks Associated with our Governance
•Our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Convertible Preferred Stock differing from those of our common stockholders.
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

STRATEGY AND TECHNOLOGY

If we do not successfully execute our business strategy, including our strategic initiatives to grow and transform our business, our operating results could be negatively impacted. We have taken steps toward executing on our strategy to transform the Company to a platform-led software and services business, including the Spin-Off of our ATM-focused business. Our focus on increased software and services revenue, as well as recurring revenue, includes a shift away from perpetual license-based products that yield revenue recognized at an earlier point in time to a term license model, that includes a termination for convenience which could have a negative impact on our revenue and margin. Successful execution of our strategy depends on a number of different factors including, among others, our ability to attract new customers, maintain existing customers, and attract additional customers to our commerce platform; developing, deploying and supporting the next generation of digital first software and cloud solutions for the industries we serve; market acceptance of our new and existing software and cloud solutions; adoption by new and existing customers of our payment solutions; enabling our sales force to use a consultative selling model that better incorporates our comprehensive and new solutions; transform our services performance, capabilities and coverage to improve efficiency; incorporate remote diagnostic and other technologies, such as artificial intelligence, that align with and support our solutions; cross-sell additional products and services to our existing customer base; manage professional services and other costs associated with large solution roll-outs; and integrating, and developing and supporting software gained through acquisitions.

Our growth strategy depends, in part, on our ability to attract additional customers to our commerce platform. Our ability to convert existing customers to our platform or attract new customers to commerce platform depends on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, referrals by existing customers, and the availability of competitive technology platforms.

In addition, we continue to pursue growth with small- and medium-sized and mid-market businesses in our retail and restaurant segments by increasing our use of indirect sales channels, and by developing, marketing and selling solutions aimed for such businesses. It is not yet certain whether these initiatives will yield the anticipated benefits, or whether our solutions will be compelling and attractive to small- and medium-sized businesses. If we are not successful in attracting additional customers to our commerce platform, expanding our customer base at the rate that we anticipate, implementing and managing these initiatives, or if the costs to complete these initiatives is higher than anticipated, we may not meet our growth and gross margin projections or expectations, and operating results could be negatively impacted.

If we do not swiftly and successfully develop and introduce new solutions in the competitive, rapidly changing markets in which we do business, our business results may be impacted. Our growth and profitability depend on our ability to develop and introduce new solutions in the retail, restaurant and digital banking markets. The development process for our solutions requires high levels of innovation from our product development teams as well as suppliers of the components embedded or incorporated in our solutions. To support our growth, we expect to continue to spend and may increase our capital expenditures to enhance our products and platform capabilities. In addition, certain of our solutions, including our cloud solutions, may require us to build, lease or expand, and maintain, infrastructure (such as hosting centers) to support them. The development process can be lengthy and costly, and requires us to commit a significant amount of resources to bring our business solutions to market. In addition, our success may be impacted by safety and security technology and industry standards. We may not be able to anticipate our customers’ needs and technological and industry trends accurately, or to complete development of new solutions efficiently. Further, once we have developed new solutions, if we cannot successfully market and sell those solutions, our business and operating results could be negatively impacted. As we develop, acquire, and introduce new technologies, including those that incorporate artificial intelligence and machine learning, we may be subject to new or heightened legal, ethical, and other challenges, including the ability to innovate as quickly as our competitors as well as increased research and development expenses.

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

We face extensive competition in our markets and if we do not compete effectively, we may not be successful. The markets in which we compete are characterized by rapid technological advances, intense competition among existing and emerging competitors, and frequent new product introductions. We face a variety of competitors in the retail, restaurant and digital banking markets and our competitors also include other large companies in the information technology industry, many of which have more financial and technical resources than we do. Our future success depends on our ability to anticipate and identify changes in customer needs and/or relevant technologies, quickly respond to customer requirements, and rapidly and effectively introduce new and innovative products, features, and functions, while maintaining the integrity, quality, and competitiveness of our existing products. If we fail in these efforts, our business, financial condition, and results of operations could suffer, and our ability to achieve and sustain profitability adversely impacted.

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

If we fail to maintain a consistently high level of customer service or if we fail to manage our reputation, our brand, business and financial results may be harmed. We believe our focus on customer service and support is critical to attract and onboard new customers, retain our existing customers and grow our business. If we are unable to maintain a consistently high level of customer service, including through our use of third-party service providers or by leveraging evolving technology such as artificial intelligence, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our margins and results of operations. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation and brand, our ability to benefit from referrals by existing customers, our ability to sell cross-sell our products and services to existing and prospective customers, and our business, financial condition, or results of operations.

If we are unable to successfully manage our profitability and cost reduction initiatives, our operating results could be adversely affected. As part of our growth strategy, we have implemented strategic cost initiatives that we believe will drive operating efficiencies and margin expansion and we may engage in similar efforts in the future. As these plans and actions are complex, we may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. Further, such benefits may be realized later than expected, and the ongoing difficulties in implementing these measures may be greater than anticipated, which could cause us to incur additional costs or result in business disruptions. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our acquisitions, divestitures and other strategic transactions may not produce anticipated results, which could have a material adverse effect on our business, financial condition or results of operations. We have made and expect to continue to make acquisitions, divestitures and other strategic transactions to strengthen our business and grow our Company. For example, we completed the Spin-Off of our ATM-business on October 16, 2023. Such transactions present significant challenges and risks, as the market for acquisitions, divestitures and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions. If we are unsuccessful in completing such transactions or if such opportunities for expansion do not arise, our business, financial condition or results of operations could be materially adversely affected. If such transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized or may take longer to realize than expected, and a variety of factors may adversely affect any anticipated benefits from such transactions. Our acquisitions, divestitures and other strategic transactions face difficulties, including, but not limited to, the following:

•disruption to our business and the successful execution of our growth strategy;
•diversion of management’s focus from other business operations;
•increased capital and research and development expenses and resource allocation;
•delays or difficulties in the assimilation and integration of different business operations, corporate cultures, personnel, infrastructures (such as data centers) and technologies or solutions acquired or licensed, while maintaining quality, and designing and implementing appropriate risk management measures;
•failure to retain key employees and talent associated with the current or acquired business;
•incurring significant transaction fees and costs, impairment charges or other losses related to divestitures;
•assuming unintended liabilities;
•the possibility of conflict with joint venture or alliance partners regarding strategic direction, prioritization of objectives and goals, governance matters or operations.

There is risk that the integration and development of new technology or solutions may take longer than anticipated and may not meet estimated growth projections or expectations, or investment recipients may not successfully execute their business plans. Further, we may not achieve the projected efficiencies and synergies once we have integrated the business into our operations, which may lead to the impairment or write down of assets, and other additional costs not anticipated at the time of acquisition.

In the case of a divestiture, we may have difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience fewer benefits than expected, and the impact of the divestiture on our financial performance may be larger than projected. The failure of acquisitions, divestitures and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations.

SPIN-OFF OF NCR ATLEOS

The Spin-Off of NCR Atleos may not achieve some or all of the expected benefits and may adversely affect our business. On October 16, 2023, we completed the separation of our ATM business through the Spin-Off of NCR Atleos. We may not be able to achieve the full strategic, financial, operational, and other benefits that are expected to result from the Spin-Off, or such benefits may be delayed. We cannot predict with certainty when the benefits expected from the Spin-Off will occur or the extent to which they will be achieved, or that the costs or dis-synergies of the transaction will not exceed the anticipated amounts. If we fail to achieve some or all of the benefits expected to result from the Spin-Off, or if such benefits are delayed, our business could be harmed. Following the Spin-Off, we are a smaller company with a less diversified product portfolio and a narrower business focus. As a result, we may be more vulnerable to changing market conditions and the other risks impacting our operations, which could materially and adversely affect our business, financial condition and results of operations.

If the Spin-Off fails to qualify for tax-free treatment, it could result in substantial tax liability for the Company and its stockholders. We received an opinion of counsel to the effect that, for U.S. federal income tax purposes, the Spin-Off qualifies for tax-free treatment under certain sections of the Internal Revenue Code. However, the opinion relies on certain facts, assumptions, representations and undertakings from the Company and NCR Atleos, including those regarding the past and future conduct of the companies’ respective businesses and other matters, and the opinion would not be valid if such assumptions, representations and undertakings were incorrect. Furthermore, the opinion is not binding on the Internal Revenue Service (“IRS”) or the courts. If the Spin-Off is determined to be taxable for U.S. federal income tax purposes, the Company’s stockholders that are subject to U.S. federal income tax and the Company could incur significant U.S. federal income tax liabilities. Even if the Spin-Off otherwise qualifies as a tax-free transaction, the distribution would be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of NCR Atleos are determined to be part of a plan or series of related transactions that included the Spin-Off. In this event, the resulting tax liability could be substantial. In connection with the Spin-Off, the Company entered into a Tax Matters Agreement with NCR Atleos, pursuant to which NCR Atleos agreed to not enter into any transaction that could cause the Spin-Off or any related transactions to be taxable to us without our consent and to indemnify us for any tax liability resulting from any such transaction. In addition, these potential tax liabilities may discourage, delay or prevent a change of control of us.

The Company may be held liable to NCR Atleos if it fails to perform under its agreements with NCR Atleos, and the performance of such services may negatively affect the Company’s business and operations. In connection with the Spin-Off, the Company and NCR Atleos entered into a separation and distribution agreement and various other agreements (including a transition services agreement, tax matters agreement, employee matters agreement, patent and technology cross-license agreement, trademark license and use agreement, master services agreement) that provide for the performance of certain services by each company for the benefit of the other for a period of time after the Spin-Off. If the Company does not satisfactorily perform its obligations under these agreements, it may be held liable for any resulting losses suffered by NCR Atleos, subject to certain limits. In addition, during the transition services periods under these agreements, the Company’s management and employees may be required to divert their attention away from its business in order to provide services to NCR Atleos, which could adversely affect the Company’s business.

Potential indemnification obligations to NCR Atleos or a refusal of NCR Atleos to indemnify us pursuant to agreements executed in the Spin-Off could materially adversely affect us. Pursuant to the separation and distribution agreement and certain other agreements the Company entered into with NCR Atleos in connection with the Spin-Off, the Company and NCR Atleos agree to indemnify the other for certain liabilities. The indemnities from NCR Atleos for our benefit may not be sufficient to protect us against the full amount of such liabilities, and NCR Atleos may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from NCR Atleos any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, our indemnity obligations to NCR Atleos may be significant. Each of these risks could negatively affect our business, financial condition or results of operations.

BUSINESS OPERATIONS

Data protection, cybersecurity and data privacy issues could negatively impact our business. Our products and services, including our cloud and hosted solutions as well as our payments and networking solutions, facilitate financial and other transactions for the customers in the industries we serve. As a result, we collect, use, transmit and store certain of the transaction and personal data of our customers and end-users. We also have access to transaction and personal data of our customers and their customers through or in the course of servicing our products or third-party products. Additionally, we collect, use and store personal data of our employees and the personnel of our business partners, such as resellers, suppliers and contractors, in the ordinary course of business. While we have programs and measures in place designed to protect and safeguard this data, and while we have implemented access controls designed to limit the risk of unauthorized use or disclosure by employees and contractors, the techniques used to obtain unauthorized access to this data are complex and changing, as are the underlying objectives of the attacker, like targeted business disruption, financial impact, intellectual property theft, political motives, or sophisticated nation-state sponsored and organized cyber-criminal activity, and may be difficult to detect for long periods of time. An attack, disruption, intrusion, denial of service, theft or other breach, or an inadvertent act by an employee or contractor, could result in unauthorized access to, or disclosure of, this data, resulting in claims, costs and reputational harm that could negatively affect our operating results. We may also detect, or may receive notice from third parties (including governmental agencies) regarding potential vulnerabilities in our information technology systems, our products, or third-party products used in conjunction with our products or our business. In the course of our business activities, the Company contracts with numerous suppliers, vendors and resellers who may experience a cybersecurity, data protection or privacy issue that could negatively affect our operating results. Even if these potential vulnerabilities do not result in a data breach, their existence can adversely affect marketplace confidence and reputation. To the extent such vulnerabilities require remediation, such remedial measures could require significant resources and may not be implemented before such vulnerabilities are exploited. As the landscape evolves, we may also find it necessary to make significant further investments to protect information and infrastructure.

Like most companies, the Company is regularly the subject of cyberattacks, which may involve personal data. Most cyberattacks are detected, prevented or mitigated by the Company’s various information technology and data protections, including but not limited to firewalls, intrusion prevention systems, denial of service detection, anomaly based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management (“SIEM”) system, identity management technology, security analytics, encryption and multi-factor authentication. There can be no assurance that our protections will be successful.

On April 13, 2023, the Company determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, the Company immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. Following an extensive investigation which included Company experts, external forensic cybersecurity experts and federal law enforcement, among others, the Company concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Functionality has been fully restored to customers, and we built a new cloud environment to host the affected applications.

We have incurred certain expenses related to the cyber ransomware incident and may incur additional costs relating to this incident in the future, including payment of damages or other costs to customers or others, any of which could materially and adversely impact our business, financial condition or results of operations. We continue to assess the incident and cannot definitively determine, at this time, the full extent of the impact from such event on our business, results of operations or financial condition or whether such impact will ultimately have a material adverse effect. With regard to this incident, factors that could cause actual results to differ materially from those expressed or implied include (i) future claims from customers or other third parties, (ii) legal, reputational and financial risks resulting from the incident, (iii) the effectiveness of business continuity plans and cybersecurity risk management policies during the incident, (iv) the possibility that we will identify materially adverse findings arising from this incident that are not known to us on the date hereof.

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

The personal information and other data that we process and store also are subject to data security and data privacy obligations and laws of many jurisdictions, which are growing in complexity and sophistication as data becomes more enriched and technology and the global data protection landscape evolves. These laws may provide a private right of action for individuals alleging a breach of privacy rights, which may increase the likelihood of, and risks associated with, data breach litigation. These laws may also conflict with one another, and many of them are subject to frequent modification and differing interpretations. The laws impose a significant compliance burden and include, for example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act and the Brazilian General Data Protection Law. Complying with these evolving and varying standards could require significant expense and effort, and could require us to change our business practices or the functionality of our products and services in a manner adverse to our customers and our business. In addition, violations of these laws can result in significant fines, penalties, claims by regulators or other third-party lawsuits alleging significant damages, and damage to our brand and business. The GDPR, for example, includes fines of up to €20 million or up to 4% of the annual global revenues of the infringer for failure to comply, and grants corrective powers to supervisory authorities including the ability to impose a limit on processing of personal data. The laws also cover the transfer of personal, financial and business information, including transfers of employee information between us and our subsidiaries, across international borders.

The regulatory framework governing the collection, processing, storage, use, and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative, and other developments. These changes may in turn impair our ability to offer our existing or planned features, products, and services, and/or increase our cost of doing business. In addition, any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy statements or notices, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time, and other resources or the incurrence of significant fines, penalties, or other liabilities. Any such action, particularly to the extent we were found to have engaged in violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition, and results of operations.

The use of artificial intelligence and machine learning technologies, including generative artificial intelligence, has increased rapidly with increasing complexity and changes in the nature of the technology. Our use of artificial intelligence and machine learning is subject to various risks including the use of personal information, flaws in our models or datasets that may result in biased or inaccurate results, ethical considerations regarding artificial intelligence, and our ability to safely deploy and implement governance and controls for artificial intelligence systems. Additionally, laws and regulations related to automated decision making, artificial intelligence (including the EU Artificial Intelligence Regulation) and machine learning are still evolving and there is uncertainty as to new laws and regulations that will be adopted and the application of existing laws and regulations, which may restrict or impose burdensome and costly requirements on our ability to use artificial intelligence and machine learning. Adverse consequences of these risks related to artificial intelligence and machine learning could undermine the decisions, predictions or analysis such technologies produce and subject us to competitive harm, legal liability, heightened regulatory scrutiny and brand or reputational harm.

Our business may be negatively affected by domestic and global economic and credit conditions. Our business is sensitive to the strength of domestic and global economic and credit conditions, particularly as they affect, either directly or indirectly, the financial, retail and restaurant sectors of the economy. Economic and credit conditions are influenced by a number of factors, including political conditions, consumer confidence, unemployment levels, interest rates, tax rates, commodity prices and government actions to stimulate economic growth. The imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial, retail and restaurant industries, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, fluctuations in oil and commodity prices, among other things, have created a challenging and unpredictable environment in which to market the products and services of our various businesses across our different geographies and industries. A negative or unpredictable economic climate could create uncertainty or financial pressures that impact the ability or willingness of our customers to make capital expenditures, thereby affecting their decision to purchase or roll out our products or services or, especially with respect to smaller customers, to pay accounts receivable owed to the Company. Additionally, if financial institutions respond to a negative or unpredictable economic climate by consolidation, it could reduce our base of potential customers. Negative or unpredictable global economic conditions also may have an adverse effect on our customers’ ability to obtain financing for the purchase of our products and services from third party financing companies or on the number of payment processing transactions which could negatively impact our operating results.

In addition, international, regional or domestic political unrest and the related potential impact on global stability, terrorist attacks and the potential for other hostilities in various parts of the world, public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability.

We derive a portion of our revenues from customers in the financial services industry, and any downturn, consolidation or decrease in technology spend in the financial services industry could harm our business. We derive a portion of our revenues from financial institutions, whose industry has experienced significant pressure in recent years due to economic and political uncertainty, liquidity concerns and increased regulation. In the recent past, financial institutions have experienced consolidation, distress and failure, and very few new financial institutions are being created. It is possible these conditions may continue into the future, and even if conditions improve for financial institutions, there can be no guarantee that these conditions will not reoccur. If any of our customers fail or merge with, or are acquired by, other entities, such as financial institutions that have internally developed banking technology solutions or that are not our customers or use our solutions less, our business, financial condition and results of operations could be materially and adversely affected. Financial institutions increasingly face competition from non-depository institutions or other innovative products or emerging technologies, such as cryptocurrencies, which may reduce the number of transactions using their more traditional financial services. It is also possible that consolidation among financial institutions could decrease the number of registered users by causing registered users to opt for fewer and deeper financial institution relationships, and larger financial institutions that result from business combinations could have greater leverage in negotiating price or other terms with us or could decide to replace some or all of the elements of our solutions. Our business, financial condition and results of operations could also be materially and adversely affected by weak economic conditions in the financial services industry. Any downturn in the financial services industry may cause potential new clients and existing clients to forego or delay purchasing our solutions or reduce the amount of spend with us, which could materially and adversely affect our business, financial condition and results of operations.

Disruptions in our data center hosting and public cloud facilities could adversely affect our business. Our software products are increasingly being offered and provided on a cloud or other hosted basis through data centers operated by the Company or third parties in the United States and other countries. In addition, certain applications and data that we use in our services offerings and our operations may be hosted or stored at such facilities. These facilities may be vulnerable to natural disasters, including those exacerbated by the effects of climate change, telecommunications failures and similar events, or to armed hostilities or intentional acts of misconduct, such as security incidents (including the ransomware incident announced April 17, 2023) or interference (including by disgruntled employees, former employees or contractors). The occurrence of these events or acts, or any other unanticipated problems, at these facilities could result in damage to or the unavailability of these cloud hosting facilities. Such damage or unavailability could, despite existing disaster recovery and business continuity arrangements, interrupt the availability of our cloud offerings for our customers. We have experienced such interruptions and damage or unavailability which interrupt the availability of applications or data necessary to provide services or conduct critical operations. Interruptions in the availability of our data center or cloud offerings or our ability to service our customers could result in the failure to meet contracted up-time or service levels, which could cause us to issue credits or pay damages or penalties or cause customers to terminate or not renew subscriptions. Interruptions could also expose us to liability claims from customers and others, payment of damages or other amounts, negative publicity and the need to engage in costly remediation efforts, any of which could impact our business and reduce our revenue.

If we are unable to maintain and update our information technology systems to meet the needs of our business, our business could be adversely impacted. We rely on our information technology systems and certain third-party systems to effectively operate our business. We are currently in the process of reviewing and modernizing certain of our information technology systems and processes in order to simplify and improve our operations. There is a risk, however, that these efforts could materially and adversely disrupt our operations, could occur over a period longer than planned, or require greater than expected investment and other internal and external resources. It may take longer to realize the intended favorable benefits from these efforts than we expected. Our failure to properly and efficiently maintain and update our information technology systems, or the failure of our information technology systems to perform as we anticipate, could hinder our ability to attract new customers, cause us to incur legal liability, contractual penalties or cause us to lose existing customers, each of which could have a material adverse effect on our business, results of operations and financial condition.

If we do not retain key employees, or attract quality new and replacement employees, we may not be able to meet our business objectives. Our employees are vital to our success, including the successful execution of our transformative business strategy. Therefore, our ability to retain our key business leaders and our highly skilled software development, technical, sales, consulting and other key personnel, including key personnel of acquired businesses, is critical. Maintaining an inclusive culture and work environment is an important factor in attracting employees and retention. The market for highly skilled workers and leaders in our industry is extremely competitive, and we may need to invest significant amounts of cash and equity to attract and retain new employees. We may never realize returns on these investments. Key employees may decide to leave the Company for other opportunities or may be unavailable for health or other reasons. Changes of key business leaders could be disruptive to our business or delay the execution of our strategy, and as a result could cause fluctuation in our stock price. In addition, as our business model evolves, we may need to attract employees with different skill sets, experience and attributes to support that evolution. If we are unable to retain our key personnel, or we are unable to attract highly qualified new and replacement employees by offering competitive compensation, secure work environments, and leadership opportunities now and in the future, our business and operating results could be negatively impacted.

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

If third party suppliers upon which we rely are not able to fulfill our needs, our ability to timely bring our products to market could be affected. There are a number of vendors providing the services and producing the parts and components that we utilize in or in connection with our products. However, there are some services and components that are licensed or purchased from single sources due to price, quality, technology, functionality or other reasons. For example, we depend on transaction processing services from Accenture, computer chips and microprocessors from Intel and operating systems from Microsoft. Certain parts and components used in the delivery of many of our retail solutions are also supplied by single sources. In addition, there are a number of key suppliers for our businesses that provide us with critical products for our solutions. If we were unable to secure the necessary services or maintain current demand, including contract manufacturing, parts, software, components or products from a particular vendor, and we had to find an alternative supplier, our new and existing product shipments and solution deliveries, or the provision of contracted services, could be delayed, impacting our business and operating results.

We have, from time to time, formed alliances with third parties that have complementary products, software, services and skills. These alliances represent many different types of relationships, such as outsourcing arrangements to manufacture hardware and subcontract agreements with third parties to perform services and provide products and software to our customers in connection with our solutions. These alliances introduce risks that we cannot control, such as nonperformance by third parties and difficulties with or delays in integrating elements provided by third parties into our solutions. Lack of information technology infrastructure, shortages in business capitalization, and manual processes and data integrity issues, particularly with smaller suppliers can also create product time delays, inventory and invoicing problems, and staging delays, as well as other operating issues. The failure of third parties to provide high-quality products or services that conform to required specifications or contractual arrangements could impair the delivery of our solutions on a timely basis, create exposure for non-compliance with our contractual commitments to our customers and impact our business and operating results. Also, some of these third parties have access to confidential Company and customer data, personal data, and sensitive data, the integrity and security of which are of significant importance to the Company.

Our payments-related business subjects us to additional regulatory requirements and other risks and uncertainties that could be costly and difficult to comply with or that could harm our business. The majority of the electronic debit networks over which transactions are conducted require sponsorship by a bank, and the financial condition and results of operations of any sponsors and/or the inability to find a replacement may cause disruptions to our operations. In addition, bank sponsorship is required in order to process transactions over certain networks and payments solutions depend on our ability to secure these “sponsor” arrangements with financial institutions. Interchange fees may be lowered in some cases at the discretion of the various EFT networks through which transactions are routed, or through potential regulatory changes, thus reducing future revenues and operating profits. Future changes in interchange rates, some of which we have minimal or no control over, could have an adverse impact on our operations and cash flows. Non-compliance with established EFT network rules and regulations could expose us to fines, penalties or other liabilities and could negatively impact results of our operations and new EFT network rules and regulations could require significant amounts of capital to remain in compliance with such rules and regulations. Errors or omissions in the settlement of merchant funds could damage relationships with customers and expose us to liability. In addition, we are responsible for maintaining accurate bank account information for certain merchant customers and accurate settlements of funds into these accounts based on the underlying transaction activity. We are subject to certain consumer protection requirements such as oversight by the Consumer Financial Protection Bureau (CFPB) and Federal Trade Commission (FTC) and the customer-facing nature of our payments-related business subjects us to increased risks of disputes with consumers, including litigation and class action litigation, and significant costs to address such matters.

Our international operations subject us to additional risks that can adversely affect our business, financial condition and results of operations. For the years ended December 31, 2023 and 2022, the percentage of our revenue from outside of the United States was 33%, respectively. Our international operations subject us to a variety of risks and challenges, including:

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

These risks and challenges could result in an increase in our cost of doing business internationally, including shortages and increased costs of products and components, shipping delays, longer payment cycles, increased taxes, and restrictions on the repatriation of funds to the United States. In addition, our business is exposed to health epidemics and pandemics (such as the COVID-19 pandemic), war, terrorism, civil insurrection or social unrest, and other significant business interruptions that could lead to disruption, instability and volatility in the global economy and negatively impact us, and our suppliers, partners, and customers. We have employees and third-party consultants outside of the U.S. that provide software development and support services. A sustained loss of the software development services provided by international employees and third-party consultants could negatively impact our software development efforts, adversely affect our competitive position, harm our reputation, impede our ability to achieve and maintain profitability, and negatively impact our business, financial condition, and results of operations.

Our risk management efforts may not be fully effective in mitigating our risk exposure, which could expose us to losses and liability and otherwise harm our business. We provide our customers with the latest innovations and technologies required to compete successfully and grow their businesses. Accordingly, our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future as we expand our product and services offerings. If any of our risk management policies and processes are ineffective, or if we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability or harm to our reputation, or be subject to litigation or regulatory actions, any of which could adversely affect our business, financial condition, and results of operations.

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

A significant natural disaster, such as an earthquake, fire, flood or hurricane could have a material and adverse effect on our business and our insurance coverage may be insufficient to compensate us for losses that may occur. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. We have operations all over the world and our sites in California, Texas, Florida, and India are particularly vulnerable to climate change effects. Acts of terrorism could also cause disruptions in our businesses or those of our customers, consumer demand or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our headquarters or facilities could result in lengthy interruptions in access to or functionality of our platform or could result in related liabilities, and our business, financial condition or results of operations could be adversely affected.

Our historical manufacturing activities subject us to environmental exposures. Our facilities and operations are subject to a wide range of environmental protection laws, and we have investigatory and remedial activities underway at a number of facilities that we currently own or operate, or formerly owned or operated, to comply, or to determine compliance, with such laws. In addition, our products are subject to environmental laws in a number of jurisdictions. Given the uncertainties inherent in such activities, there can be no assurances that the costs required to comply with applicable environmental laws will not impact future operating results. We have also been identified as a potentially responsible party in connection with certain environmental matters, including the Kalamazoo River matter, as further described in Note 11, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report; in “Government Regulations” within Item 1 of Part I of this Report; and in “Environmental and Legal Contingencies” within the “Critical Accounting Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report, and we incorporate such disclosures by reference and make them a part of this discussion of risk factors.

FINANCE & ACCOUNTING

Our level of indebtedness could limit our financial and operating activities and adversely affect our ability to incur additional debt to fund future needs. At December 31, 2023, we had approximately $2.6 billion of total indebtedness outstanding. At December 31, 2023, we had approximately $351 million of secured revolving credit commitments undrawn and available for borrowing under our senior secured revolving credit facility. Our current level of indebtedness could:
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
•make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic, business and other conditions; and
•make us more susceptible to adverse changes in our credit ratings and those of our debt securities, which could impact our ability to obtain financing in the future and increase the cost of such financing.
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
•make certain investments (including acquisitions);
•engage in sale-leaseback or hedging transactions;
•repurchase our common stock, pay dividends or make similar distributions on our capital stock;
•repay certain indebtedness;
•engage in certain affiliate transactions; and
•enter into agreements that restrict our ability to create liens, pay dividends or make loan repayments.
The senior secured credit agreement and the indentures governing our senior unsecured notes also contain certain affirmative covenants, and the senior secured credit agreement requires us to comply with a leverage ratio that measures our debt relative to our Consolidated EBITDA (as defined in the senior secured credit agreement).

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
•Upon an event of default under the senior secured credit agreement, the administrative agent or the required lenders could, among other things, declare outstanding amounts due and payable, terminate the commitments under the senior secured credit agreement, or require us to deposit cash collateral in respect of outstanding letters of credit. Upon a bankruptcy or insolvency event of default under the senior secured credit agreement, all outstanding amounts thereunder become due and payable and all commitments thereunder automatically terminate. If we were unable to repay or pay the amounts due, the administrative agent or the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness, which includes certain of our domestic assets and the equity interests of certain of our domestic and foreign subsidiaries.
•Upon an event of default under the indentures governing our senior unsecured notes, the related trustee or the holders of our senior unsecured notes could declare all outstanding amounts immediately due and payable.

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in these risk factors relating to indebtedness. Although the agreements governing our senior secured credit facilities and our senior unsecured notes include restrictions on our ability to incur additional debt, those agreements do not prohibit us from incurring additional debt or pursuing other financing arrangements. As a result, the amount of additional debt and other obligations that we could incur could be substantial. In addition, certain types of liabilities are not considered “Indebtedness” under our senior secured credit agreement or the indentures governing our senior unsecured notes, and our senior secured credit agreement and indentures do not impose any limitation on the amount of liabilities incurred by our subsidiaries, if any, that are designated as “unrestricted subsidiaries” under our senior secured credit agreement or indentures, as applicable. Accordingly, to the extent permitted under our senior secured credit agreement or indentures governing our unsecured notes, we could incur significant additional debt, liabilities or similar obligations in the future, some of which could constitute secured debt (such as additional debt under our senior secured credit agreement). In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt or similar liabilities. If new debt or similar liabilities are added to our current debt levels, the related risks that we now face could increase.

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

The terms governing our trade receivables facility, including the length of term, financial and other covenants, and obligations to remit collections on the sold receivables could restrict or otherwise limit our financial and business operations. During 2021, we amended our trade receivables facility to allow, among other things, one of our wholly-owned, bankruptcy remote special purposes entities (an “SPE”) to sell to PNC and other participating financial institutions an undivided ownership interest in a portion of the trade receivables owned by such SPE, in an amount not to exceed $288 million at any point in time. Our trade receivables facility has a term of two years and contains customary termination events, including termination events that are based on the performance of the pool of receivables, including the pool’s satisfaction of certain financial tests relating to the three-month rolling average ratios of defaults, delinquencies, dilution and days’ sales outstanding. If we fail to renew our trade receivable facility or a termination event occurs and we are unable to obtain a waiver or amendment from the applicable purchasers, we would be required to continue remitting collections to the purchasers until the facility was terminated, and we would no longer benefit from the liquidity provided to us by the ability to sell our receivables. Such a result could negatively impact the cash that we have available to use in our financial and business operations. A termination event under the trade receivables facility would also result in an event of default or a termination event under other agreements containing related cross-default provisions.

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

We may be required to write down the value of certain significant assets, which would adversely affect our operating results. We have a number of significant assets on our balance sheet as of December 31, 2023 and the value of these assets can be adversely impacted by factors related to our business and operating performance, as well as factors outside of our control. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our deferred tax assets, net of valuation allowances, totaled approximately $406 million and $461 million at December 31, 2023 and 2022, respectively. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. If we are unable to generate sufficient future taxable income, if there is a material change in the actual effective tax rates or if there is a change to the time period within which the underlying temporary differences become taxable or deductible, then we could be required to increase our valuation allowance against our deferred tax assets, which could result in a material increase in our effective tax rate.

The Company has previously recorded valuation allowances related to certain deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The recorded valuation allowances cover deferred tax assets, including tax loss carryforwards, interest expense carryforwards and foreign tax credits, in tax jurisdictions where there is uncertainty as to the ultimate realization of those tax assets. If we are unable to generate sufficient future taxable income of the proper source in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss and credit carryforwards, additional valuation allowances could be required in the future.

Failure to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, or our failure to remediate our existing material weaknesses in our internal control over financial reporting, could have a material adverse effect on our results of operations, financial condition and cash flows. As a public reporting company, we are required to establish and periodically evaluate our disclosure controls and procedures with respect to information we file with or submit to the SEC and our internal control over financial reporting with respect to our financial statements and related disclosures. In particular, we are required to assess the effectiveness of our internal control over financial reporting at the end of each fiscal year pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify deficiencies in our internal control over financial reporting, we may be unable to accurately report our financial results or report to them within the timeframes required by the SEC. If this occurs, we could become subject to sanctions or investigations by the SEC or other regulatory authorities, or investors and other users of our financial statement may lose confidence in the accuracy and completeness of our financial reports. This may in turn impair our business, restrict our access to the capital markets, and adversely impact our stock price.

In February 2024, we identified fraudulent ACH disbursements from a company bank account. The cumulative amount of these disbursements through December 31, 2023 totaled approximately $23 million, of which approximately $11 million were not correctly recorded in certain of our historical financial statements through September 30, 2023. In connection with our review and assessment of our disclosure controls and procedures and our evaluation of our internal control over financial reporting, management identified material weaknesses in the design and operation of our internal control over financial reporting. Although not materially impacting any previously reported periods, these material weaknesses resulted in immaterial errors in our historical 2022 and 2021 financial statements and the revision of interim periods in 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We are currently in the process of implementing a remediation plan to address these material weaknesses. If our remediation efforts are insufficient or not completed in a timely manner, or if additional material weaknesses in our internal control over financial reporting are identified or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weaknesses, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence. See Item 9A of this Report for more information, which is incorporated herein by reference.

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

A large number of patents and other intellectual property rights exist in our industry, particularly in the digital banking and restaurant spaces. As a result, a significant number of allegations and disputes related to these rights are asserted by both practicing and non-practicing entities (often referred to as “patent trolls”) and individuals who claim to own intellectual property rights alleged to cover our products and services. Accordingly, we may also be faced with, have faced in the past, and currently face intellectual property infringement lawsuits against us. Because we provide indemnification to our customers with respect to claims of intellectual property infringement against the products and services we provide to them, we may be faced with, have faced in the past, and currently face, (i) demands by our customers to defend and indemnify them with respect to intellectual property infringement lawsuits brought by a third party involving our products or services and (ii) defending ourselves in connection with such demands from our customers. The frequency of these lawsuits could increase. While we have a significant patent portfolio that might prove effective in deterring lawsuits brought against us by competitors, that portfolio may provide little deterrence against claims and lawsuits brought by non-practicing entities. This risk may be amplified if the frequency of lawsuits brought by non-practicing entities increases.

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

In addition, changes in United States or foreign tax laws and regulations or tax rulings could affect our financial position and results of operations. For example, in light of continuing global fiscal challenges, various levels of government and international organizations such as the Organization for Economic Co-operation and Development (“OECD”) and EU are increasingly focused on tax reform and other legislative or regulatory action to increase tax revenue and establish minimum levels of corporate income tax. These tax reform efforts, such as the OECD-led Base Erosion and Profit Shifting project (“BEPS”), are designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Although some countries have passed tax laws based on findings from the BEPS project, the final nature, timing and extent of any such tax reforms or other legislative or regulatory actions is unpredictable, and it is difficult to assess their overall effect. Additionally, tax law changes that could significantly reduce or limit our ability to utilize our deferred tax assets could have a material impact on our tax rate and cash tax payments. Any of these potential changes could increase our effective tax rate, increase cash tax payments and adversely impact our financial results.

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

We face uncertainties with regard to regulations, lawsuits and other related matters. In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment, health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, payments services (such as payment processing and settlement services), product liability, commercial disputes and regulatory compliance, among others. Because such matters are subject to many uncertainties, their outcomes are not predictable and we must make certain estimates and assumptions in our financial statements. While we believe that amounts provided in our Consolidated Financial Statements with respect to such matters are currently adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. We are also subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on us, and substantially increase costs to our organization or could have an impact on our future operating results.

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

GOVERNANCE

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

The issuance of shares of our Series A Convertible Preferred Stock reduces the relative voting power of holders of our common stock, and the conversion and sale of those shares would dilute the ownership of such holders and may adversely affect the market price of our common stock. As of December 31, 2023, approximately 0.3 million shares of our Series A Convertible Preferred Stock were outstanding, representing approximately 10% of our outstanding common stock, including the Series A Convertible Preferred Stock on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, which was payable quarterly in arrears and payable in-kind for the first sixteen dividend payments, after which, beginning in the first quarter of 2020, are payable in cash or in-kind at the option of the Company. If we fail to timely declare and pay a dividend, the dividend rate will increase to 8.0% per annum until such time as all accrued but unpaid dividends have been paid in full.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 1C.     CYBERSECURITY
The Company recognizes the importance of maintaining cybersecurity measures that are designed to safeguard our information systems and to protect the confidentiality and integrity of data gathered on our people, partners, customers, and business assets.
Our information security program is enterprise-wide and includes cross-functional coordination between various departments across the Company including Information Security, Technology, Privacy, Enterprise Risk Management, and Internal Audit. The structure of our information security program is informed by the National Institute of Standards and Technology (NIST) Cybersecurity Framework to organize processes and tools to identify, protect, detect, respond, and recover from threats and events.
Our information security program employs various information technology and protection methods designed to promote data security including firewalls, intrusion prevention systems, denial of service detection, anomaly-based detection, anti-virus/anti-malware, endpoint encryption and detection and response software, Security Information and Event Management system, identity management technology, security analytics, encryption and multi-factor authentication. Further, we recognize the risks associated with the use of third-party service providers and have processes designed to identify material risks related to third parties.

We conduct periodic reviews and tests of our information security program and also leverage audits by our internal audit team, tabletop exercises, penetration and vulnerability testing, simulations, and other exercises to evaluate the effectiveness of our information security program and attempt to improve our security measures and planning. We collaborate with external experts, including consultants and auditors, in evaluating and testing our information security program. Our employees and certain of our contractors are required to participate in security awareness training at least annually.
The information security program is under the responsibility of the Chief Information Officer (CIO). The CIO is responsible for leading and implementing, with a cross functional team, our cybersecurity strategy, standards, and risk management policies and procedures.
The Company’s cybersecurity risk management policies and procedures include internal notification procedures which, depending on the level of severity assigned to the event, may include direct notice to, among others, the Company’s General Counsel and Chief Privacy Officer. Members of the Company’s legal department support efforts to evaluate the materiality of any incidents, determine whether notice to third parties such as regulators, customers or vendors is required, determine whether any prohibition on insider trading is appropriate, and assess whether disclosure to stockholders or governmental filings, including with the SEC, are required. Our internal notification procedures also include notifying various Company Information Technology Services managers, subject matter experts in the Company’s software department and other senior executives, depending on the level of severity assigned to the event.
Our CIO attends regular meetings of the executive officer team, including our Chief Executive Officer, Chief Financial Officer and other senior executive officers, and reports on cybersecurity matters as appropriate.
Our Board of Directors exercises oversight over our risk management process directly, as well as through its various standing committees that address risks inherent in their respective areas of oversight. In particular, our Board of Directors delegates cybersecurity risk management oversight to the Risk Committee of the Board of Directors. The Risk Committee oversees our cybersecurity processes and policies on risk identification, management, and assessment. The Risk Committee also reviews the adequacy and effectiveness of such policies, as well as the steps taken by management to mitigate or otherwise control these cybersecurity exposures and to identify future risks. Our CIO reports regularly to the Risk Committee on cybersecurity and information security and the full Board reviews significant cybersecurity matters as appropriate.
For a description of risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition, see the risk factor “Data protection, cybersecurity and data privacy issues could negatively impact our business” in Item 1A of Part I of this Report.

Item 2.         PROPERTIES

As of December 31, 2023, NCR Voyix operated 85 facilities consisting of approximately 3.6 million square feet in 25 countries throughout the world, which are generally used by all of NCR Voyix’s operating segments. On a square footage basis, 20% of these facilities are owned and 80% are leased. Within the total facility portfolio, the Company operates 4 research and development facilities totaling 0.2 million square feet, 100% of which is leased. The remaining 3.4 million square feet of space includes office, repair, and warehousing space and other miscellaneous sites, and is 87% leased.

NCR Voyix is headquartered in Atlanta, Georgia, USA. Our address at our corporate headquarters is 864 Spring Street Northwest, Atlanta Georgia, 30308, USA.

Item 3.        LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Item 8 of Part II of this Report as part of Note 11, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NCR Voyix common stock is listed on the New York Stock Exchange (NYSE) and trades under the symbol “VYX”. There were approximately 67,453 holders of NCR Voyix common stock as of March 11, 2024.

Dividends

Historically, NCR Voyix has not paid cash dividends and does not anticipate the payment of cash dividends on NCR Voyix common stock in the immediate future. The declaration of dividends is restricted under our senior secured credit facilities and the terms of the indentures governing our senior unsecured notes, and would be further subject to the discretion of NCR Voyix’s Board of Directors.

Stock Performance Graph

The following graph compares the relative investment performance of NCR Voyix stock, the Standard & Poor’s MidCap 400 Stock Index, Standard & Poor’s 500 Information Technology Sector and the Standard & Poor’s 500 Stock Index. This graph covers the five-year period from December 31, 2018 through December 31, 2023.

Company / Index	2019	2020	2021	2022	2023
NCR Voyix Corporation	$152	$163	$174	$101	$121
S&P 500 Stock Index	$131	$156	$200	$164	$207
S&P 500 Information Technology Sector	$150	$216	$291	$209	$330
S&P MidCap 400 Stock Index	$126	$143	$179	$156	$181
(1)In each case, assumes a $100 investment on December 31, 2018, and reinvestment of all dividends, if any.

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

No shares were repurchased under these programs during the twelve months ended December 31, 2023.

As of December 31, 2023, approximately $153 million was available for repurchases under the March 2017 program, and approximately $919 million was available for repurchases under the October 2016 dilution offset program. The timing and amount of repurchases under these programs depend upon market conditions and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. For the three months ended December 31, 2023, 997,097 shares of vested restricted stock were purchased at an average price of $17.82 per share.

The Company’s ability to repurchase its common stock is restricted under the Company’s senior secured credit facilities and terms of the indentures governing the Company’s senior unsecured notes, which prohibit certain share repurchases, including during the occurrence of an event of default, and establish limits on the amount that the Company is permitted to use to repurchase shares and make other restricted payments. This amount is calculated using formulas based generally on 50% of the Company’s consolidated net income for the period beginning in the first quarter of 2024 through the end of the most recently ended fiscal quarter, subject to certain other adjustments and deductions, with certain prescribed minimums and its use is subject to customary conditions, including the absence of an event of default. These formulas are described in greater detail in the Company’s senior secured credit facilities and the indentures governing the Company’s senior unsecured notes, each of which is filed with the SEC.

Item 6.        [Reserved]

None.

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Page
Overview	31
Business Overview	32
Significant Themes and Events	31
Strategic Initiatives and Trends	31
Impacts from Geopolitical, Macroeconomic, and COVID-19 Challenges	34
Results of Operations	34
Financial Condition, Liquidity and Capital Resources	42
Critical Accounting Estimates	45
Recently Issued Accounting Pronouncements	49

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

This section should be read in conjunction with the audited Consolidated Financial Statements and related Notes included in Item 8 of Part II of this Report. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” in Item 1A of this Annual Report for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause future results to differ materially from those reflected in this section.

Our discussion within MD&A is organized as follows:

•Overview. This section contains background information on our company, summary of significant themes and events during the year as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying Consolidated Statements of Operations by comparing the results for the year ended December 31, 2023 to the results for the year ended December 31, 2022 as well as a comparison of the results for the year ended December 31, 2022 to the results for the year ended December 31, 2021.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at December 31, 2023.

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

SIGNIFICANT THEMES AND EVENTS

As more fully discussed in later sections of this MD&A, the following were highlights for the year ended December 31, 2023.
•Revenue was $3,830 million, an increase of 1% compared to prior year
◦Recurring revenue increased 4% from the prior year and comprised 57% of total consolidated revenue
◦Software and services revenue, increased 4% from the prior year and comprised 72% of total consolidated revenue
•Adjusted EBITDA of $616 million, up 3% compared to prior year
•Completed the Spin-Off of NCR Atleos on October 16, 2023

STRATEGIC INITIATIVES

As a leading technology company, we seek to maintain our market position by expanding our share of wallet among existing customers and attracting new customers, leveraging our cloud-based, platform-enabled software and services offerings. We believe there is considerable opportunity to grow with new and existing customers as retailers, restaurants and financial institutions are increasingly adopting technology and support services to enhance and transform their operations. As digital adoption becomes increasingly important for businesses and financial institutions to engage with their end-users, we are investing in innovation to attract and retain customers across our three segments. Our ability to create experiences that ultimately improve end-user satisfaction through a combination of innovation and service is a competitive strength of the Company. In order to provide long-term value to all our stakeholders, we set complementary business goals and financial strategies. Execution of these is driven by the following key pillars: (i) focus on our customers; (ii) leverage our brand (and global distribution); (iii) support customers through innovation; and (iv) allocate our capital strategically through a cost-disciplined approach to operations. We also plan to continue to improve our execution to drive solid returns and to transform our business to enhance value for all stockholders.

OVERVIEW

BUSINESS OVERVIEW

The Company, which, prior to its name change effective October 13, 2023 was known as NCR Corporation, was originally incorporated in 1884 and is a global provider of digital commerce solutions for retail stores, restaurants and financial institutions. Headquartered in Atlanta, Georgia, we are a software and services-led enterprise technology provider of run-the-store capabilities for retail and restaurants and cloud-based digital solutions for financial institutions, serving businesses of all sizes. Our software platforms, which run in the cloud and include microservices and APIs that integrate with our customers’ systems, and our As-a-Service solutions enable an end-to-end technology-based operations solution for our customers. Our offerings include digital first software and services offerings for retailers, restaurants and financial institutions, as well as payments acceptance solutions, multi-vendor connected device services, self-checkout (“SCO”) kiosks and related technologies, point of sale (“POS”) terminals and other self-service technologies. Our solutions are designed to enable restaurants, retailers, and financial institutions to seamlessly transact and engage with their customers and end users.

Completion of NCR Atleos Spin-Off Transaction

On October 16, 2023, the Company completed the spin-off (“Spin-Off”) of its ATM-focused businesses, including the self-service banking, payments & network and telecommunications and technology businesses, into an independent, publicly traded company, NCR Atleos, on a tax-free basis. Accordingly, the historical financial results of NCR Atleos are reflected as discontinued operations in the Company’s consolidated financial statements. Refer to Note 2, “Discontinued Operations”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for additional information.

Ongoing Business Trends

Retail and Restaurants

The global retail and restaurant technology landscape continues to rapidly advance and evolve. Because of this growth, competition also continues to intensify. Business and consumer expectations continue to rise, with a focus on speed, convenience, choice and security. To meet these expectations, financial technology and payments companies are focused on investing in their technology, expanding the use of data and enhancing the customer experience.

Changes in the market present opportunities and risks to our business. NCR Voyix believes the investments we have made in our technologies, solutions, and platform along with our scalable, integrated business model positions us well in the market and enables us to address the evolving needs of our customers.

NCR Voyix serves customers of all sizes, from small- and medium-sized to large, blue-chip companies that represent some of the world’s leading consumer brands. The restaurant and retail industry are facing a similar challenge of differentiating their customers and associates experience to win in the markets they serve. Creating differentiated experiences will rely on complex technology and services. The NCR Voyix portfolio today for Retail and Restaurants starts with the point-of-sale as the core for all transaction data, inventory data, customer data, pricing, and promotions. Modernizing the point-of-sale and connecting to our commerce platform becomes the critical path for tech modernization in the Retail and Restaurants segments. As we transition customers from legacy technology solutions to a modern cloud-based software platform, we can help them simplify their technology infrastructure by providing end-to-end capabilities to help them more effectively run their entire store or restaurant.

NCR Voyix’s platform-driven technology is comprised largely of a SaaS- and Services-based model and marks a shift from the largely hardware-driven business model of the past. This business model enables NCR Voyix to better serve customers by providing a breadth of purpose-built solutions that are tailored to the unique needs of our Retail and Restaurant customers.

Financial Institutions and Disruption in the Banking Sector

Our Digital Banking segment delivers consumer-facing SaaS applications that allow financial institutions to deliver a digital-first banking experience to their clients. The NCR Voyix channel services platform creates common experiences across all bank channels and allows our clients to create differentiated experiences for their customers. Growth in our Digital Banking segment is primarily driven by an increase in clients and users through retention, new logos, and growth in average revenue per user (“ARPU”).

Financial institutions continue to implement new capabilities to enhance the customer experience and build their business. Traditional banking products such as new payments, deposits, risk management, lending and investment products, and the distinctions among the products and services continue to narrow as they seek to serve the same customers. The evolving global regulatory and cybersecurity landscape creates ongoing challenges for financial institutions and are driving heightened interest in solutions to win and retain customers, generate incremental revenue, comply with regulations and enhance operating efficiency.

In addition, digital channels are being enhanced to improve the customer experience. These digital channels, in addition to the growing volume and types of payment transactions in the marketplace, drive increased data and transaction processing needs of financial institutions.

We expect that financial institutions will continue to invest to improve the speed, accuracy, reliability, and protection in order to process transactions, manage information, maintain regulatory compliance and offer innovative new services to their customers in the evolving marketplace. We believe that investments that facilitate customer interaction with financial institutions will continue to increase and may create revenue opportunities for NCR Voyix.

We believe that the integration of our products and services creates a compelling customer value proposition as we help our customers grow their businesses and better manage their cost structure for improved profitability. We believe that our scalable and diverse client base, combined with our position as a leading provider of digital banking products and services provides a solid foundation for growth.

During fiscal 2023, certain regional U.S. banks failed, which caused volatility in the global financial markets. These events did not have an impact on our operating results. We continuously monitor and manage balance sheet and operational risks from clients in our portfolio, including their settlement obligations.

Cyber Ransomware Incident

As previously disclosed, on April 13, 2023 the Company determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, the Company immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. We concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Our investigation also concluded no financial reporting systems were impacted.

During the year ended December 31, 2023, we recognized $36 million related to this matter in Cost of services and Selling, general and administrative expenses. As of December 31, 2023, we expect $19 million of these costs to be recovered under our insurance policies and have received $5 million of cash during 2023 and the remaining $14 million is recorded as an insurance receivable. Payments are expected in 2024.

For further information see Item 1C “Cybersecurity” of this Form 10-K.

Revision

In February 2024, the Company identified fraudulent automated clearing house “ACH” disbursements from a company bank account. The cumulative amount of these disbursements totaled $34 million through February 2024, of which approximately $11 million was recovered through the date of this Report. The amount through December 31, 2023 totaled $23 million, of which approximately $11 million was not correctly recorded in certain of our historical financial statements through September 30, 2023. The Company intends to cooperate with law enforcement and its banks to attempt to recover a portion of the fraudulent transfers and to file insurance claims for the remainder. However, there can be no assurance that the Company will be successful in recovering additional amounts of the unauthorized ACH disbursements from the wrongdoers, the Company’s banks or the Company’s insurance providers. Although not materially impacting any previously reported periods, the misstatements resulted in immaterial errors in our historical 2022 and 2021 financial statements and the revision of interim periods in 2023.

Based on our preliminary analysis, there is approximately between $1 million and $2 million (based on stock prices as of the date of this report) short-term incentive compensation and long-term incentive compensation that is required to be clawed back in the aggregate from 14 current and former executives in accordance with our compensation clawback policy as a result of the revision of financial statements for interim 2023 periods referenced above. See Note 20, “Revised 2023 Quarterly Financial Information (Unaudited)”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, for additional information related to these revisions.

For further information on potential risks and uncertainties see Part I, Item 1A “Risk Factors” and Item 1C “Cybersecurity”, of this Form 10-K.

Macroeconomic Trends

Given the multinational nature of our business, we are subject to risks and exposures from the evolving macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, fluctuations in foreign currency exchange rates, political economic slowdowns or recessions and geopolitical pressures, including the unknown impacts of current and future trade regulations. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. For example, foreign currency exchange rate fluctuations negatively impacted our revenue during fiscal 2023 and may continue to negatively impact our financial results in fiscal 2024.

As we continue to execute on our strategy to shift to recurring revenue, our revenues and earnings will become more predictable; however, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the short term, remain uncertain.

For further discussion of trends, uncertainties and other factors that could affect our operating results, see the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K. For further information on exposures to foreign exchange risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, in this Report.

RESULTS OF OPERATIONS

The following results of operations present the continuing operations of NCR Voyix for the years ended December 31, 2023, 2022 and 2021. All results from NCR Atleos are presented within income (loss) from discontinued operations for these periods.

Key Strategic Financial Metrics

The following tables show our key strategic financial metrics for the years ended December 31, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.

Recurring revenue as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Recurring revenue(1)	$2,195	$2,120	$2,069	57.3%	55.9%	56.0%	4%	2%
All other products and services	1,635	1,673	1,623	42.7%	44.1%	44.0%	(2)%	3%
Total Revenue	$3,830	$3,793	$3,692	100.0%	100.0%	100.0%	1%	3%
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

Revenue by type

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Software and services revenue	$2,753	$2,649	$2,624	71.9%	69.8%	71.1%	4%	1%
Hardware revenue	1,077	1,144	1,068	28.1%	30.2%	28.9%	(6)%	7%
Total Revenue	$3,830	$3,793	$3,692	100.0%	100.0%	100.0%	1%	3%

Net income (loss) from continuing operations attributable to NCR Voyix and Adjusted EBITDA(2) as a percentage of total revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Net income (loss) from continuing operations attributable to NCR Voyix	$(586)	$(203)	$(337)	(15.3)%	(5.4)%	(9.1)%	189%	(40)%
Adjusted EBITDA(2)	$616	$596	$471	16.1%	15.7%	12.8%	3%	27%
(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms” below.

Non-GAAP Financial Measures and Use of Certain Terms:

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) Our management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of strength and performance of the Company’s ongoing business operations, including funding discretionary spending such as capital expenditures, strategic acquisitions, and other investments. We determine Adjusted EBITDA based on GAAP net income (loss) from continuing operations attributable to NCR Voyix plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization (excluding acquisition-related amortization of intangibles); plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments and other special items, including amortization of acquisition-related intangibles, separation-related costs, cyber ransomware incident recovery costs, net of insurance recoveries, fraudulent ACH disbursements costs, and transformation and restructuring charges (which includes integration, severance and other exit and disposal costs), among others. The special items are considered non-operational or non-recurring in nature, so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income (loss) from continuing operations attributable to NCR Voyix. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by our management to make decisions regarding the segments and to assess our financial performance. Refer to the table below for the reconciliations of net income (loss) from continuing operations attributable to NCR Voyix (GAAP) to Adjusted EBITDA (non-GAAP).

Our definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP.

(in millions)	2023	2022	2021
Net income (loss) from continuing operations attributable to NCR Voyix (GAAP)	$(586)	$(203)	$(337)
Pension mark-to-market adjustments	7	(41)	(7)
Transformation and restructuring costs(1)	39	96	53
Fraudulent ACH disbursements(2)	23	—	—
Acquisition-related amortization of intangibles	71	71	76
Acquisition-related costs(3)	1	2	3
Interest expense(4)	294	285	238
Interest income	(13)	(13)	(8)
Separation costs(5)	99	—	—
Loss on disposal of businesses	12	—	—
Loss on debt extinguishment	46	—	42
Depreciation and amortization (excluding acquisition related amortization of intangibles)	252	237	220
Income tax expense (benefit)	204	72	70
Stock-based compensation expense	150	90	121
Cyber ransomware incident recovery costs(6)	17	—	—
Adjusted EBITDA (Non-GAAP)	$616	$596	$471
(1) Represents integration, severance, and other exit and disposal costs, which are considered non-operational in nature.
(2) Represents company identified fraudulent ACH disbursements from a company bank account. Additional details regarding this item are discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”.
(3) Represents professional fees, retention bonuses, and other costs incurred related to acquisitions, which are considered non-operational in nature.

(4) During the three months ended September 30, 2023, it was determined that the transactions underlying the unrealized gains on terminated interest rate swap and cap agreements reported in Accumulated other comprehensive income were probable of not occurring under ASC 815, Derivatives and Hedging. As such, $18 million of unrealized gains were recognized in Interest expense. Refer to Note 15, “Derivatives and Hedging Instruments”.
(5) Represents costs incurred as a result of the Spin-Off. Professional fees to effect the spin-off of NCR Atleos including separation management, organizational design, and legal fees have been classified within discontinued operations through October 16, 2023, the separation date.
(6) Represents expenses to respond to, remediate and investigate the April 13, 2023 cyber ransomware incident as well as settlements with customers impacted by the incident, net of insurance recoveries. Additional details regarding this cyber ransomware incident are discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”.

Consolidated Results

The following table shows our results for the years December 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

				Percentage of Revenue(1)			Increase (Decrease)
(in millions)	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Product revenue	$1,239	$1,274	$1,176	32.3%	33.6%	31.9%	(3)%	8%
Service revenue	2,591	2,519	2,516	67.7%	66.4%	68.1%	3%	—%
Total revenue	3,830	3,793	3,692	100.0%	100.0%	100.0%	1%	3%
Product gross margin	129	123	144	10.4%	9.7%	12.2%	5%	(15)%
Service gross margin	833	855	781	32.1%	33.9%	31.0%	(3)%	9%
Total gross margin	962	978	925	25.1%	25.8%	25.1%	(2)%	6%
Selling, general and administrative expenses	740	695	704	19.3%	18.3%	19.1%	6%	(1)%
Research and development expenses	185	147	195	4.8%	3.9%	5.3%	26%	(25)%
Income from operations	$37	$136	$26	1.0%	3.6%	0.7%	(73)%	423%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for product gross margin, service gross margin and total gross margin, which are divided by the related component of revenue.

Revenue

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Product revenue	$1,239	$1,274	$1,176	32.3%	33.6%	31.9%	(3)%	8%
Service revenue	2,591	2,519	2,516	67.7%	66.4%	68.1%	3%	—%
Total revenue	$3,830	$3,793	$3,692	100.0%	100.0%	100.0%	1%	3%

Product revenue includes our hardware and software license revenue streams. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue as well as professional services revenue.

Total revenue increased 1% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Product revenue decreased 3% due to a decline in SCO and POS hardware revenues partially offset by an increase in software license revenue. Service revenue increased 3% due primarily to growth in cloud services revenue, hardware maintenance revenue and recurring software related services.

Total revenue increased 3% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Product revenue increased 8% due to an increase in SCO and POS hardware revenues as well as software license revenue. The change in service revenue was flat comparing the year ended 2022 to 2021.

Gross Margin

				Percentage of Revenue(1)			Increase (Decrease)
(in millions)	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Product gross margin	$129	$123	$144	10.4%	9.7%	12.2%	5%	(15)%
Service gross margin	833	855	781	32.1%	33.9%	31.0%	(3)%	9%
Total gross margin	$962	$978	$925	25.1%	25.8%	25.1%	(2)%	6%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

Gross margin as a percentage of revenue was 25.1% in 2023 compared to 25.8% in 2022. Gross margin for the year ended December 31, 2023 included $6 million related to transformation and restructuring costs, $16 million of stock-based compensation expense, $38 million related to amortization of acquisition-related intangible assets, $32 million of separation-related costs and $16 million related to the cyber ransomware incident recovery costs. Gross margin for the year ended December 31, 2022 included $28 million related to transformation and restructuring costs, $15 million of stock-based compensation expense, $41 million related to amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue was 28.0% in 2022 compared to 27.9% in 2023.

Gross margin as a percentage of revenue was 25.8% in 2022 compared to 25.1% in 2021. Gross margin for the year ended December 31, 2022 included $28 million related to transformation and restructuring costs, $15 million of stock-based compensation expense, $41 million related to amortization of acquisition-related intangible assets. Gross margin for the year ended December 31, 2021 included $32 million related to transformation and restructuring costs, $19 million of stock-based compensation expense and $34 million related to amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue increased from 27.4% in 2021 to 28.0% in 2022 due to an increase in the higher margin software and services revenue.

Selling, General and Administrative Expenses

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Selling, general and administrative expenses	$740	$695	$704	19.3%	18.3%	19.1%	6%	(1)%

Selling, general, and administrative expenses were $740 million in 2023 as compared to $695 million in 2022. As a percentage of revenue, selling, general and administrative expenses were 19.3% in 2023 and 18.3% in 2022. In 2023, selling, general and administrative expenses included $25 million of transformation and restructuring costs, $23 million related to the fraudulent ACH disbursements, $121 million of stock-based compensation expense, $33 million of acquisition-related amortization of intangibles, $1 million of acquisition-related costs, and $57 million in separation-related costs. In 2022, selling, general and administrative expenses included $40 million of transformation and restructuring costs, $65 million of stock-based compensation expense, $30 million of acquisition-related amortization of intangibles and $2 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 14.7% in 2022 to 12.5% in 2023, due to cost actions implemented, partially offset by an increase in employee-related costs.

Selling, general, and administrative expenses were $695 million in 2022, compared to $704 million in 2021. In 2022, selling, general and administrative expenses included $40 million of transformation and restructuring costs, $65 million of stock-based compensation expense, $30 million of acquisition-related amortization of intangibles and $2 million of acquisition-related costs. In 2021, selling, general and administrative expenses included $15 million of transformation and restructuring costs, $82 million of stock-based compensation expense, $42 million of acquisition-related amortization of intangibles and $3 million of acquisition-related costs. Excluding these items, selling, general and administrative expenses as a percentage of revenue decreased from 15.2% in 2021 to 14.7% in 2022 related to a reduction in employee-related costs in 2022.

Research and Development Expenses

				Percentage of Total Revenue			Increase (Decrease)
(in millions)	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Research and development expenses	$185	$147	$195	4.8%	3.9%	5.3%	26%	(25)%

Research and development expenses were $185 million in 2023, compared to $147 million in 2022. As a percentage of revenue, these costs were 4.8% in 2023 and 3.9% in 2022. In 2023, research and development expenses included $3 million of costs related to our transformation and restructuring initiatives, $7 million of separation related costs, and $13 million of stock-based compensation expense. In 2022, research and development expenses included $20 million of transformation and restructuring costs and $10 million of stock-based compensation expense. After considering these items, research and development expenses increased as a percentage of revenue from 3.1% in 2022 to 4.2% in 2023 due to an increase in employee-related costs.

Research and development expenses were $147 million in 2022, compared to $195 million in 2021. In 2022, research and development expenses included $20 million of transformation and restructuring costs and $10 million of stock-based compensation expense. In 2021, research and development expenses included $21 million of stock-based compensation expense. After considering these items, research and development expenses decreased as a percentage of revenue from 4.7% in 2021 to 3.1% in 2022 related to a reduction in employee-related costs in 2022.

Loss on Extinguishment of Debt

				Increase (Decrease)
(in millions)	2023	2022	2021	2023 v 2022	2022 v 2021
Loss on extinguishment of debt	$46	$—	$42	100%	(100)%

Loss on extinguishment of debt was $46 million in 2023 related to the premium paid for early redemption of $24 million of the 5.750% senior notes due 2027 and the 6.125% senior notes due 2029, as well as the write-off of deferred financing fees of $22 million related to the senior unsecured notes, the senior secured credit facilities, and the revolving credit facility. Loss on extinguishment of debt was $42 million in 2021 related to the premium paid for early redemption of $400 million aggregate principal amount of 8.125% senior secured notes due 2025, which includes the write-off of deferred financing fees of $5 million and a cash redemption premium of $37 million. Refer to Note 6, “Debt Obligations” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional discussion on the financing transactions.

Interest Expense

				Increase (Decrease)
(in millions)	2023	2022	2021	2023 v 2022	2022 v 2021
Interest expense	$294	$285	$238	3%	20%

Interest expense was $294 million in 2023 compared to $285 million in 2022. Interest expense is primarily related to our senior unsecured notes and borrowings under the senior secured credit facilities. The increase in interest expense was due to the significant increase in variable interest rates on the senior secured credit facilities, partially offset by the recognition of $18 million of unrealized gains on terminated interest rate derivative contracts included in Accumulated other comprehensive loss due to the determination that the underlying transactions were no longer probable of occurring as a result of the Spin-Off of NCR Atleos from the Company.

Interest expense was $285 million in 2022 compared to $238 million in 2021. Interest expense is primarily related to our senior unsecured notes and borrowings under the Senior Secured Credit Facility. The main driver of the increase in interest expense from 2021 to 2022 was the increase in total debt outstanding as a result of the closing of the acquisition of Cardtronics in the second quarter of 2021, combined with an increase in variable interest rates on the Senior Secured Credit Facility.

Other Income (Expense), net

Other income (expense), net was expense of $79 million in 2023, income of $18 million in 2022 and expense of $13 million in 2021, with the components reflected in the following table:

In millions	2023	2022	2021
Interest income	$13	$13	$8
Foreign currency fluctuations and foreign exchange contracts	(28)	(17)	(2)
Bank-related fees	(28)	(9)	(27)
Employee benefit plans	(8)	40	9
Other, net	(28)	(9)	(1)
Other income (expense), net	$(79)	$18	$(13)

Employee benefit plans within other income (expense) net includes the components of pension, postemployment expense, other than service cost, as well as actuarial gains and losses from the annual pension mark-to-market adjustment. In 2023, there was an actuarial loss of $7 million compared to an actuarial gain of $41 million in 2022. The net actuarial loss in 2023 was primarily due to plan experience losses as well as a decrease in discount rates, partially offset by favorable returns on plan assets. The actuarial gain in 2022 was primarily due to an increase in discount rates, partially offset by unfavorable returns on the fair value of plan assets. The actuarial gain in 2021 was $7 million primarily due to favorable returns on plan assets.

In 2023, Other, net includes a $9 million loss recognized on the divestitures of certain non-strategic businesses. In 2022, Other, net includes a $9 million loss recognized on the divestiture of a non-strategic business.

In 2023, the Company incurred bank-related fees of $28 million, mainly related to higher interest rates incurred on the trade receivables facility compared to prior years. In 2021, the Company incurred bank-related expenses of $19 million related to certain structuring and commitment fees as a result of the financing transactions entered into during the first quarter of 2021.

Income Taxes

				Increase (Decrease)
(in millions)	2023	2022	2021	2023 v 2022	2022 v 2021
Income tax expense (benefit)	$204	$72	$70	183%	3%

Our effective tax rate was (53)% in 2023, (55)% in 2022, and (26)% in 2021. During 2023, our tax rate was impacted by a net $226 million expense related to the Spin-Off of NCR Atleos. Also during 2023, our tax rate was impacted by a $20 million expense from recording a valuation allowance against deferred tax assets and a $17 million expense from nondeductible executive compensation. During 2022, our tax rate was impacted by a $103 million expense from recording a valuation allowance against deferred tax assets in the United Kingdom and other jurisdictions. During 2021, our tax rate was impacted by a $56 million expense from recording a valuation allowance against deferred tax assets and a $55 million expense resulting from an internal entity restructuring.

While we are subject to numerous federal, state and foreign tax audits, we believe that appropriate reserves exist for issues that might arise from these audits. Should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in future periods. During 2024, the Company expects to resolve certain tax matters related to U.S. and foreign jurisdictions. These resolutions could have a material impact on the effective tax rate in 2024.

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

Income (Loss) from Discontinued Operations, net of tax

				Increase (Decrease)
(in millions)	2023	2022	2021	2023 v 2022	2022 v 2021
Income (loss) from discontinued operations, net of tax	$163	$262	$435	(38)%	(40)%

In 2023, the income from discontinued operations was $163 million, net of tax, related to income of discontinued operations for NCR Atleos of $213 million, as described in Note 2, “Discontinued Operations”of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, offset by a loss of $50 million, net of tax, due to updates in estimates and assumptions for the Kalamazoo River and other environmental reserves.

In 2022, the income from discontinued operations was $262 million, net of tax, related to income of discontinued operations for NCR Atleos of $267 million, as described in Note 2, “Discontinued Operations”of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, offset by a loss of $4 million, net of tax, due to updates in estimates and assumptions for the Kalamazoo River and Fox River environmental reserves.

In 2021, the income from discontinued operations was $435 million, net of tax, all of which is related to income of discontinued operations for NCR Atleos, as described in Note 2, “Discontinued Operations” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Revenue and Adjusted EBITDA by Segment

The Company manages and reports its businesses in the following segments: Retail, Restaurants (formerly reported as Hospitality), and Digital Banking. Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment Adjusted EBITDA. Refer to the section above entitled “Non-GAAP Financial Measures and Use of Certain Terms” for our definition of Adjusted EBITDA and the reconciliation of net income (loss) from continuing operations attributable to NCR Voyix (GAAP) to Adjusted EBITDA (non-GAAP).

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to any of our three individual reportable segments along with certain non-strategic businesses that are considered immaterial operating segment(s), certain countries which are expected to transfer to NCR Atleos during 2024, and commercial agreements with NCR Atleos.
The following table shows our segment revenue and Adjusted EBITDA for the years ended December 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

				Percentage of Revenue(1)			Increase (Decrease)
(in millions)	2023	2022	2021	2023	2022	2021	2023 v 2022	2022 v 2021
Revenue
Retail	$2,177	$2,182	$2,138	56.8%	57.5%	58.0%	—%	2%
Restaurants	886	857	794	23.1%	22.6%	21.5%	3%	8%
Digital Banking	579	547	521	15.1%	14.4%	14.1%	6%	5%
Total Segment Revenue	3,642	3,586	3,453	95.0%	94.5%	93.6%	2%	4%
Other	188	207	239	5.0%	5.5%	6.4%	(9)%	(13)%
Total Revenue	$3,830	$3,793	$3,692	100.0%	100.0%	100.0%	1%	3%

Adjusted EBITDA by segment
Retail	$411	$384	$427	18.9%	17.6%	20.0%	7%	(10)%
Restaurants	197	160	150	22.2%	18.7%	18.9%	23%	7%
Digital Banking	219	233	216	37.8%	42.6%	41.5%	(6)%	8%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.

Segment Revenue

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Retail revenue was flat for the year ended December 31, 2023 compared to the prior year period. The change in revenue compared to the prior period includes increases in software license revenue and transaction services revenue, offset by declines in hardware revenue.

Restaurants revenue increased 3% for the year ended December 31, 2023 compared to the prior year period driven by an increase in software and services revenue, driven by connecting to the platform and payments processing growth, partially offset by declines in hardware revenue.

Digital Banking revenue increased 6% for the year ended December 31, 2023 compared to the prior year period due to an increase in recurring cloud services and software maintenance revenues.

For the operations grouped as Other, revenue decreased 9% for the year ended December 31, 2023 compared to the prior year period due to the divestiture of a non-strategic business and declines in revenues not attributable to a reportable segment, offset by revenues from commercial agreements in 2023 with NCR Atleos following the Spin-Off.

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Retail revenue increased 2% for the year ended December 31, 2022 compared to the prior year period. The change in revenue compared to the prior period was driven by an increase in hardware-related revenues and a non-recurring software-related payment from our largest client, as well as an increase in cloud services revenues, partially offset by declines in hardware maintenance, professional services and software maintenance revenues.

Restaurants revenue increased 8% for the year ended December 31, 2022 compared to the prior year period. The change in revenue compared to the prior period was driven by an increase in both hardware-related and services-related revenues.

Digital Banking revenue increased 5% for the year ended December 31, 2022 compared to the prior year period. The change in revenue compared to the prior period was driven by an increase in software license revenues, cloud services revenues and software maintenance revenues, slightly offset by a decline in professional services revenues.

For the operations grouped as Other, revenue decreased 13% for the year ended December 31, 2022 compared to the prior year period due to declines in revenues not attributable to a reportable segment.

Segment Adjusted EBITDA

For the year ended December 31, 2023 compared to the year ended December 31, 2022

Retail Adjusted EBITDA increased 7% for the year ended December 31, 2023 compared to the prior year period. The increase in Adjusted EBITDA compared to the prior year period is driven by improved revenue mix from growth in software and services as well as operating efficiencies and productivity improvements.

Restaurants Adjusted EBITDA increased 23% for the year ended December 31, 2023 compared to the prior year period driven by positive revenue mix and growth in services offsetting the impact of higher labor costs.

Digital Banking Adjusted EBITDA decreased 6% for the year ended December 31, 2023 compared to the prior year period driven by investment in selling expenses and research and development expenses and the impact of prior year employee-related benefits.

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Retail Adjusted EBITDA decreased 10% for the year ended December 31, 2022 compared to the prior year period. The decrease in Adjusted EBITDA compared to the prior year period is driven by product cost and mix, increased labor challenges and other supply chain challenges during the period.

Restaurants Adjusted EBITDA increased 7% for the year ended December 31, 2022 compared to the period year period. The increase in Adjusted EBITDA compared to the prior period is driven by an increase in both hardware-related and services-related revenues. These improvements were partially offset by supply chain challenges and increased fuel costs, which drove up component and other costs, particularly in transaction services and hardware.

Digital Banking Adjusted EBITDA increased 8% for the year ended December 31, 2022 compared to the prior year period. The increase in Adjusted EBITDA compared to the prior period in driven by an increase in recurring revenue.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General Our primary liquidity needs in the ordinary course of business are to: (i) fund normal operating expenses; (ii) meet the interest and principal requirements of our outstanding indebtedness, including finance leases; (iii) fund capital expenditures and operating lease payments; (iv) remediation payments related to environmental matters; (v) meet our expected pension and postemployment plan contributions; and (vi) payments related to transformation and restructuring initiatives. We believe these needs will be satisfied in both the short and long term based on our current cash position, cash flows generated by our operations, and existing financing arrangements.

As of December 31, 2023, our cash and cash equivalents totaled $262 million and our total debt was $2.6 billion. Our borrowing capacity under our senior secured credit facility was $351 million at December 31, 2023. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of this Report. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

The following table summarizes our cash flows from operating activities, investing activities and financing activities:

(in millions)	2023	2022	2021
Net cash provided by operating activities	$694	$427	$1,009
Net cash used in investing activities	(290)	(387)	(2,826)
Net cash provided by (used in) financing activities	(839)	1	2,178

The following table summarizes information related to cash flows from discontinued operations related to the Spin-Off of NCR Atleos:

	For the year ended December 31
In millions	2023*	2022	2021
Net cash provided by/(used in) operating activities	$283	$243	$803
Net cash provided by/(used in) investing activities	(71)	(123)	(1,789)
Net cash provided by/(used in) financing activities	—	10	(3)
*Represents Atleos operations from January 1, 2023 through October 16, 2023, versus a full year of NCR Atleos operations in 2022 and 2021.

Net cash used in operating activities of discontinued operations related to environmental obligations were $19 million, $20 million and $68 million for fiscal years 2023, 2022 and 2021, respectively.

Operating Activities Cash provided by operating activities was $694 million for the year ended December 31, 2023 compared to cash provided by operating activities of $427 million for the year ended December 31, 2022. The increase in cash provided by operating activities was driven by the favorable movement in net working capital accounts.

Cash provided by operating activities was $427 million for the year ended December 31, 2022 compared to cash provided by operating activities of $1,009 million for the year ended December 31, 2021. The decrease in cash provided by operating activities was driven by the unfavorable movement in net working capital accounts, partially offset by cash received upon termination of interest rate swap contracts in the first and second quarters of 2022. Additionally, cash provided by operating activities in the year ended December 31, 2021 reflects the agreement entered into during the third quarter of 2021 to sell short-term receivables from certain trade accounts to an unaffiliated financial institution, which provided a $300 million benefit to operating cash flows.

Capital Expenditures and Other Investing Activities Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $377 million, $377 million and $348 million in capital expenditures during 2023, 2022 and 2021, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

Financing Activities Financing activities mainly related to borrowings and repayments under our senior secured credit facilities as well as our unsecured senior notes. Financing activities also included dividends paid on the Series A preferred stock, proceeds from employee stock plans as well as tax withholding payments on behalf of employees for stock based awards that vested.

Long Term Borrowings The senior secured credit facilities include a term loan facility in an initial aggregate principal amount of $200 million, of which $200 million was outstanding as of December 31, 2023. Additionally, the senior secured credit facilities include a five-year Revolving Credit Facility with an aggregate principal amount of $500 million, of which $98 million was outstanding as of December 31, 2023. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of December 31, 2023, there were $51 million letters of credit outstanding.

As of December 31, 2023, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028 and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

See Note 6, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further information on the Senior Secured Credit Facility.

Employee Benefit Plans In 2024, we expect to make contributions of $13 million to our international pension plans and $21 million to our postemployment plan. See Note 10, “Employee Benefit Plans”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional discussion on our pension and postemployment plans.

Series A Convertible Preferred Stock In 2015, NCR issued 820,000 shares of Series A Convertible Preferred Stock. As of December 31, 2023, there were approximately 300,000 shares that remained issued and outstanding with a redemption value of approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, which was payable quarterly in arrears and payable in-kind for the first sixteen dividend payments, after which, beginning in the first quarter of 2020, are payable in cash or in-kind at the option of the Company. During the years ended December 31, 2023, the Company paid cash dividends of $15 million. The holders also have certain redemption rights or put rights, including the right to require us to repurchase all or any portion of the Series A Convertible Preferred Stock on any date during the three months commencing on and immediately following March 16, 2024 and the three months commencing on and immediately following every third anniversary of such date, at 100% of the liquidation preference plus all accrued but unpaid dividends.

Prior to the close of business on October 17, 2023, the Series A Convertible Preferred Stock was convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As a result of the Spin-Off, the conversion rate of the Series A Convertible Preferred Stock was adjusted pursuant to its terms to 57.560 shares of common stock per share of Series A Convertible Preferred Stock, effective immediately after the close of business on October 17, 2023. As of December 31, 2023, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 15.9 million shares, which would represent approximately 10% of our outstanding common stock as of December 31, 2023, including the preferred shares on an as-converted basis.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries were $191 million and $178 million at December 31, 2023 and 2022, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Material Cash Requirements from Contractual and Other Obligations In the normal course of business, we enter into various contractual obligations that impact, or could impact, the liquidity of our operations. The following table and discussion outlines our material obligations as of December 31, 2023 on an undiscounted basis, with projected cash payments in the years shown:

In millions	Total Amounts	2024	2025-2026	2027-2028	2029 & Thereafter
Debt obligations	$2,578	$15	$31	$805	$1,727
Interest on debt obligations	732	134	264	256	78
Estimated environmental liability payments	136	24	76	28	8
Lease obligations	403	70	92	77	164
Purchase obligations	984	980	4	—	—
Total obligations	$4,833	$1,223	$467	$1,166	$1,977

For purposes of this table, we used interest rates as of December 31, 2023 to estimate the future interest on debt obligations outstanding as of December 31, 2023 and have assumed no voluntary prepayments of existing debt. See Note 6, “Debt Obligations” of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for additional disclosure related to our debt obligations and the related interest rate terms.

The estimated environmental liability payments included in the table of material cash requirements shown above are related primarily to the Kalamazoo River and Ebina environmental matters. As of December 31, 2023, all of the Company’s remedial obligations for the Fox River matter have been completed. For the Kalamazoo River and Ebina matters, the amounts shown are our expected payments, net of the payment obligations of co-obligors and an estimate for payments to be received from indemnification parties. Following the Spin-Off, the Company will retain the responsibility to manage the identified environmental liabilities and remediation, subject however to an indemnity obligation by NCR Atleos to contribute 50% of the costs of certain environmental liabilities after an annual $15 million funding threshold is met. However, given the uncertainty of timing and amount of the indemnity payments, these amounts are not reflected within the table above. For additional information, refer to Note 11, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our lease obligations are primarily for future rental amounts for our world headquarters in Atlanta, Georgia, as well as for certain sales facilities in various domestic and international locations and leases related to equipment and vehicles.

Purchase obligations represent committed purchase orders and other contractual commitments for goods or services. The purchase obligation amounts were determined through information in our procurement systems and payment schedules for significant contracts. Included in the amounts are committed payments in relation to the long-term service agreement with Accenture under which the Company’s transaction processing activities and functions are performed.

We have a liability related to our uncertain tax positions. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. For additional information, refer to Note 8, “Income Taxes”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

Our international employee benefit plans, which are described in Note 10, “Employee Benefit Plans”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, could require significant future cash payments. Our international retirement plans were in an underfunded position of $136 million as of December 31, 2023, as compared to an underfunded position of $127 million as of December 31, 2022. The increase in our underfunded position of international plans is primarily attributable to an increase in discount rates used to measure the benefit obligation, partially offset by an increase in the fair value of plan assets. Contributions to international pension plans are expected to be approximately $13 million in 2024. Following the Spin-Off, NCR Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in accumulated other comprehensive loss, which were previously sponsored by the Company. Pursuant to the terms of the Spin-Off transaction documents, the Company is required to contribute 50% of the annual costs of the NCR Atleos U.S. pension plan to the extent NCR Atleos contributes more than $40 million on an annual basis beginning with the plan year ending December 31, 2024.

We also have product warranties that may affect future cash flows. These items are not included in the table of obligations shown above, but are described in detail in Note 11, “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

The Senior Secured Credit Facilities contains customary representations and warranties, affirmative covenants, and negative covenants. The negative covenants limit the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, create liens on the Company’s or its subsidiaries’ assets, engage in fundamental changes, make investments, sell or otherwise dispose of assets, engage in sale-leaseback transactions, make restricted payments, repay subordinated indebtedness, engage in certain transactions with affiliates and enter into agreements restricting the ability of the Company’s subsidiaries to make distributions to the Company or incur liens on their assets.

The Senior Secured Credit Facilities also contains a financial covenant that does not permit the Company to allow its consolidated leverage ratio to exceed (i) in the case of any fiscal quarter ending on or prior to September 30, 2024, 4.75 to 1.00, (ii) in the case of any fiscal quarter ending on or following September 30, 2024 and prior to September 30, 2025, 4.50 to 1.00 and (iii) in the case of any fiscal quarter ending on or following September 30, 2025, 4.25 to 1.00, in each case subject, to (x) increases of 0.25 in connection with the consummation of any material acquisition and applicable to the fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter, and (y) a maximum cap of 5.00 to 1.00.

The Senior Secured Credit Facilities also includes provisions for events of default, which are customary for similar financings. Upon the occurrence of an event of default, the lenders may, among other things, terminate the loan commitments, accelerate all loans and require cash collateral deposits in respect of outstanding letters of credit. If the Company is unable to pay or repay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness.

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

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates, EBITDA margins and discount rates. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (“GPC”) method which is based on earnings multiple data. We perform a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium. In connection with the Spin-Off, goodwill was reassigned to the reporting units using a relative fair value allocation approach. Refer to Note 4, “Goodwill and Purchased Intangible Assets” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information.

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

We make strategic acquisitions that may have a material impact on our consolidated results of operations or financial position. We allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The determination of fair value requires estimates about cash flow forecasts, discount rates, revenue growth rates, EBITDA margin, customer attrition rate, and other future events that are judgmental in nature. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments subsequent to the measurement period are recorded to our consolidated statements of income. We are also required to estimate the useful lives of intangible assets to determine the amount of acquisition-related intangible asset amortization expense to record in future periods. Additional information regarding our acquisitions is included in Note 3, “Business Combinations and Divestitures”, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Pension and Postemployment Benefits We sponsor foreign defined benefit pension and foreign and domestic postemployment plans. As a result, we have significant pension and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions attempt to anticipate future events and are used in calculating the expense and liability relating to these plans. These factors include assumptions we make about interest rates, expected investment return on plan assets, involuntary turnover rates, and rates of future compensation increases. In addition, our actuarial consultants advise us about subjective factors such as withdrawal rates and mortality rates to use in our valuations. We generally review and update these assumptions on an annual basis at the end of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postemployment benefits expense we have recorded or may record. Ongoing pension and postemployment expense impacts all of our segments. Pension mark-to-market adjustments, settlements, curtailments and special termination benefits are excluded from our segment results as those items are not included in the evaluation of segment performance. See Note 5, “Segment Information and Concentrations”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a reconciliation of our segment results to income from operations.

The key assumptions used in developing our 2023 expense were discount rates of 3.8% for our German pension plan and 1.0% for our Japanese pension plan, and an expected return on assets assumption of 5.0% for our Japanese pension plan in 2023. The German and Japanese plans represented 93% of the pension obligation as of December 31, 2023. Holding all other assumptions constant, a 0.25% change in the discount rate used for the German and the Japanese pension plans would have increased or decreased 2023 ongoing pension expense by less than $1 million. A 0.25% change in the expected rate of return on plan assets assumption for the Japanese pension plan would have increased or decreased 2023 ongoing pension expense by less than $1 million. Our expected return on plan assets has historically been and will likely continue to be material to net income. For 2024, we intend to use discount rates of 3.2% in determining the German pension plan and 1.2% in determining the Japanese pension expense. We intend to use an expected rate of return on assets assumption of 5.0% for the Japanese pension plan.

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

The most significant assumption used in developing our 2023 postemployment plan expense is the assumed rate of involuntary turnover of 3.8%. The involuntary turnover rate is based on historical trends and projections of involuntary turnover in the future. A 0.25% change in the rate of involuntary turnover would have increased or decreased 2023 expense by less than $1 million. The sensitivity of the assumptions described above is specific to each individual plan and not to our pension and postemployment plans in the aggregate. We intend to use an involuntary turnover assumption of 3.8% in determining the 2024 postemployment expense.

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

The most significant legal contingencies impacting our Company are the Fox River, Kalamazoo River, and Ebina matters, which are further described in detail in Note 11, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in Item

8 of Part II of this Report. The Company has been identified as a potentially responsible party (“PRP”) at both the Fox River and Kalamazoo River sites.

As described below and in Note 11, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, while litigation activities have been concluded with respect to the Fox River matter and while the Company has engaged in cooperative regulatory compliance activities with the government of Japan with respect to the Ebina matter, the extent of our potential liabilities continues to be subject to significant uncertainties. The uncertainties related to the Kalamazoo River matter include the total cost of clean-up as well as the solvency and willingness of the co-obligors or indemnitors, and other responsible parties, to pay. As relates to Fox River, uncertainties remain with respect to the final reconciliation of the indemnitors’ payment obligations.

Our net reserves for the Fox River matter, the Kalamazoo River matter and the Ebina matter, as of December 31, 2023 were approximately $22 million, $141 million, and $7 million, respectively, as further discussed in Note 11, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company regularly re-evaluates the assumptions used in determining the appropriate reserve for these matters as additional information becomes available and, when warranted, makes appropriate adjustments.

Income Taxes We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies. Projected future taxable income is based on our expected results and assumptions as to the jurisdiction in which the income will be earned. The expected timing of the reversals of existing temporary differences is based on current tax law and our tax methods of accounting. As a result of this determination, we had valuation allowances of $211 million as of December 31, 2023 and $274 million as of December 31, 2022, related to certain deferred income tax assets, tax loss carryforwards, including interest expense carryforwards and foreign tax credits in jurisdictions where there is uncertainty as to the ultimate realization of a benefit from those tax assets.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. As described in Note 1, “Basis of Presentation and Significant Accounting Policies” and Note 8, “Income Taxes”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for disclosures, on October 16, 2023, in connection with the Spin-Off, the Company completed a series of legal entity restructurings including both an internal and external spin-off transaction. These transactions are subject to tax laws in the U.S. and non-U.S. jurisdictions, which resulted in the use of significant judgments by management as it pertains to the interpretation and application of tax laws in the U.S. and non-U.S. jurisdictions to determine the potential taxability of the transactions. The Company recorded income tax expense of $226 million from continuing operations in its 2023 financial statements related to the Spin-Off transactions.

The provision for income taxes may change period-to-period based on non-recurring events, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors including the geographic mix of income before taxes, state and local taxes and the effects of various global income tax strategies. As of December 31, 2023, we did not provide for U.S. federal income taxes or foreign withholding taxes on approximately $258 million of undistributed earnings of our foreign subsidiaries as such earnings are expected to be reinvested indefinitely. The amount of unrecognized deferred tax liability associated with these indefinitely reinvested earnings is approximately $19 million.

Refer to Note 8, “Income Taxes”, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for disclosures related to foreign and domestic pretax income, foreign and domestic income tax (benefit) expense and the effect foreign taxes have on our overall effective tax rate.

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

Foreign Exchange Risk

Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. We have exposure to approximately 40 functional currencies and are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. Dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and the foreign currency denominated inputs to our manufacturing units. All of these transactions are forecasted. If these contracts are designated as highly effective cash flow hedges, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, the gains or losses from these contracts are recognized in earnings as exchange rates change. We also use derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. For these derivatives we recognize gains and losses in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $18 million as of December 31, 2023. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $18 million as of December 31, 2023. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in 2023 compared to 2022 based on comparable weighted averages for our functional currencies. This had an unfavorable revenue impact of 1% on 2023 compared to 2022. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 93% of our borrowings were on a fixed rate basis as of December 31, 2023. The increase in pre-tax interest expense for the year ended December 31, 2023 from a hypothetical 100 basis point increase in variable interest rates would be approximately $21 million. As of December 31, 2023, we do not have any outstanding interest rate derivative contracts related to our variable rate debt.

We utilize interest rate swap contracts and interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements and interest rate swap contracts are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 15, “Derivatives and Hedging Instruments”, for further information.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of December 31, 2023, we did not have any significant concentration of credit risk related to financial instruments.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCR Voyix Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of NCR Voyix Corporation and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls (i) to prevent or timely detect unauthorized Automated Clearing House disbursements and (ii) related to accounts receivable and accounts payable clearing accounts, specifically, controls were not designed at a sufficient level of precision to timely reconcile and review the reasonableness and supportability of clearing account balances, including review of the nature and aging of the individual clearing account balances.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Relative Fair Value Determination of Goodwill Allocated to NCR Atleos Corporation as Part of the Spin-Off Transaction

As described in Notes 1, 2, 4, and 5 to the consolidated financial statements, on October 16, 2023, the Company (formerly known as NCR Corporation) completed the separation of its ATM-focused business, including its self-service banking, payments and network, and telecommunications and technology businesses, through the spin-off of its wholly owned subsidiary, NCR Atleos Corporation (NCR Atleos), (the “spin-off”). Subsequent to the spin-off, the Company manages and reports operations in three reportable segments - Retail, Restaurants (formerly reported as Hospitality), and Digital Banking. Management determined that the accounting requirements for reporting the spin-off of NCR Atleos as a discontinued operation were met when the separation was completed and, as a result, the financial results for NCR Atleos for the years ended December 31, 2023 (through the date of separation), December 31, 2022 and December 31, 2021 have been presented in the Company’s consolidated financial statements as discontinued operations. In connection with the spin-off, management allocated and distributed $2,474 million of goodwill to NCR Atleos using a relative fair value allocation approach. The relative fair value of each reporting unit was estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates, EBITDA margins and discount rates. The market approach is performed using the guideline public companies (GPC) method which is based on earnings multiple data.

The principal considerations for our determination that performing procedures relating to the relative fair value determination of goodwill allocated to NCR Atleos as part of the spin-off transaction is a critical audit matter are (i) the significant judgment by management when developing the relative fair value estimate of the goodwill allocated to NCR Atleos; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margins, discount rates and earnings multiple data; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s allocation of goodwill, including controls over the valuation of the goodwill allocated to NCR Atleos. These procedures also included, among others (i) testing management’s process for developing the relative fair value estimate of goodwill allocated to NCR Atleos; (ii) evaluating the appropriateness of the DCF model and GPC method used by management; (iii) testing the completeness and accuracy of the underlying data used in the DCF model and GPC method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margins, discount rates, and earnings multiple data. Evaluating management’s assumptions related to revenue growth rates and EBITDA margins involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Company and NCR Atleos;

(ii) the consistency with external market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the DCF model and GPC method and (ii) the reasonableness of the assumptions related to the discount rate and earnings multiple data.

Accounting for Income Taxes Associated with the Spin -Off Transaction

As described in Notes 1 and 8 to the consolidated financial statements, on October 16, 2023, the Company completed the separation of its ATM-focused business through the spin-off of its wholly owned subsidiary, NCR Atleos (the “spin-off”). In connection with the spin-off, the Company completed a series of legal entity restructurings, including both an internal and external spin-off transaction. These transactions are subject to tax laws in the U.S. and non-U.S. jurisdictions, which resulted in the use of significant judgments by management as it pertains to the interpretation and application of tax laws in the U.S. and non-U.S. jurisdictions to determine the potential taxability of the transactions. The Company recorded income tax expense of $226 million from continuing operations in its 2023 financial statements related to the spin-off transactions.

The principal consideration for our determination that performing procedures relating to the accounting for income taxes associated with the spin-off transaction is a critical audit matter are (i) the significant judgment by management when interpreting and applying the tax laws in the U.S. and non-U.S. jurisdictions as it relates to the spin-off transaction; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s interpretation and application of tax laws in the U.S. and non-U.S. jurisdictions as it relates to the spin-off transaction; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over accounting for the tax consequences related to the spin-off transaction. These procedures also included, among others, evaluating the impact of the spin-off transaction on the Company’s accounting for income taxes. Professionals with specialized skill and knowledge were used to assist in (i) obtaining and evaluating tax opinions and the private letter ruling from the Internal Revenue Service; (ii) evaluating the reasonableness of management’s interpretation and application of the tax laws in the U.S. and non-U.S. jurisdictions; and (iii) evaluating the reasonableness of management’s assessment of the potential taxability of the spin-off transaction.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 14, 2024
We have served as the Company’s auditor since 1993.

NCR Voyix Corporation
Consolidated Statements of Operations

For the years ended December 31, (in millions, except per share amounts)	2023	2022	2021
Product revenue	$1,239	$1,274	$1,176
Service revenue	2,591	2,519	2,516
Total revenue	3,830	3,793	3,692
Cost of products	1,110	1,151	1,032
Cost of services	1,758	1,664	1,735
Selling, general and administrative expenses	740	695	704
Research and development expenses	185	147	195
Total operating expenses	3,793	3,657	3,666
Income from operations	37	136	26
Loss on extinguishment of debt	(46)	—	(42)
Interest expense	(294)	(285)	(238)
Other income (expense), net	(79)	18	(13)
Income (loss) from continuing operations before income taxes	(382)	(131)	(267)
Income tax expense (benefit)	204	72	70
Income (loss) from continuing operations	(586)	(203)	(337)
Income (loss) from discontinued operations, net of tax	163	262	435
Net income (loss)	(423)	59	98
Net income (loss) attributable to noncontrolling interests of discontinued operations	—	(1)	1
Net income (loss) attributable to NCR Voyix	$(423)	$60	$97
Amounts attributable to NCR Voyix common stockholders:
Income (loss) from continuing operations	$(586)	$(203)	$(337)
Series A convertible preferred stock dividends	(16)	(16)	(16)
Income (loss) from continuing operations attributable to NCR Voyix	(602)	(219)	(353)
Income (loss) from discontinued operations, net of tax	163	263	434
Net income (loss) attributable to NCR Voyix common stockholders	$(439)	$44	$81
Income (loss) per share attributable to NCR Voyix common stockholders:
Income (loss) per common share from continuing operations
Basic	$(4.28)	$(1.60)	$(2.69)
Diluted	$(4.28)	$(1.60)	$(2.69)
Net income (loss) per common share
Basic	$(3.12)	$0.32	$0.62
Diluted	$(3.12)	$0.32	$0.62
Weighted average common shares outstanding
Basic	140.6	136.7	131.2
Diluted	140.6	136.7	131.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Voyix Corporation
Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31 (in millions)	2023	2022	2021
Net income (loss)	$(423)	$59	$98
Other comprehensive income (loss):
Currency translation adjustments
Currency translation adjustments gain (loss)	85	(132)	(30)
Derivatives
Unrealized gain (loss) on derivatives	—	152	9
Loss (gain) on derivatives arising during the period	(31)	(18)	1
Less income tax benefit (expense)	7	(33)	(2)
Employee benefit plans
Prior service benefit	—	—	6
Amortization of prior service cost	(1)	(2)	(1)
Net (loss) gain arising during the period	(9)	25	(1)
Amortization of actuarial (loss) gain	(1)	—	(1)
Less income tax benefit (expense)	3	(4)	(1)
Other comprehensive income (loss)	53	(12)	(20)
Total comprehensive income (loss)	(370)	47	78
Less comprehensive income attributable to noncontrolling interests:
Net income	—	(1)	1
Currency translation adjustments	—	(3)	—
Amounts attributable to noncontrolling interests	—	(4)	1
Comprehensive income (loss) attributable to NCR Voyix common stockholders	$(370)	$51	$77
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Voyix Corporation
Consolidated Balance Sheets

As of December 31 (in millions except per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$262	$221
Accounts receivable, net of allowances of $32 and $21 as of December 31, 2023 and 2022, respectively	481	550
Inventories	254	357
Restricted cash	21	17
Prepaid and other current assets	188	247
Current assets of discontinued operations	—	1,690
Total current assets	1,206	3,082
Property, plant and equipment, net	212	227
Goodwill	2,040	2,064
Intangibles, net	291	416
Operating lease assets	236	272
Prepaid pension cost	43	35
Deferred income taxes	239	329
Other assets	723	744
Noncurrent assets of discontinued operations	—	4,338
Total assets	$4,990	$11,507
Liabilities and stockholders’ equity
Current liabilities
Short-term borrowings	$15	$101
Accounts payable	505	594
Payroll and benefits liabilities	149	87
Contract liabilities	197	191
Settlement liabilities	39	38
Other current liabilities	428	349
Current liabilities of discontinued operations	—	1,353
Total current liabilities	1,333	2,713
Long-term debt	2,563	5,552
Pension and indemnity plan liabilities	167	157
Postretirement and postemployment benefits liabilities	43	38
Income tax accruals	64	58
Operating lease liabilities	254	286
Other liabilities	265	185
Noncurrent liabilities of discontinued operations	—	764
Total liabilities	4,689	9,753
Commitments and Contingencies (Note 11)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of December 31, 2023 and 2022; redemption amount and liquidation preference of $276 as of December 31, 2023 and 2022	276	275
Stockholders’ equity
NCR Voyix stockholders’ equity
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 142.6 and 138.0 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Paid-in capital	874	704
Retained earnings (deficit)	(421)	1,075
Accumulated other comprehensive loss	(429)	(300)
Total NCR Voyix stockholders’ equity	25	1,480
Noncontrolling interests in subsidiaries	—	—
Noncontrolling interests of discontinued operations	—	(1)
Total stockholders’ equity	25	1,479
Total liabilities and stockholders’ equity	$4,990	$11,507
The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Voyix Corporation
Consolidated Statements of Cash Flows

For the years ended December 31 (in millions)	2023	2022	2021
Operating activities
Net income (loss)	$(423)	$59	$98
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on debt extinguishment	46	—	42
Depreciation and amortization	559	610	517
Stock-based compensation expense	177	125	154
Deferred income taxes	140	60	89
Loss (gain) on disposal of property, plant and equipment and other assets	(2)	(10)	—
Loss on divestitures	12	9	—
Impairment of other assets	8	—	24
Gain on terminated interest rate derivative agreements	(103)	—	—
Changes in assets and liabilities, net of effects of business acquired:
Receivables	47	(216)	215
Inventories	9	(188)	(195)
Current payables and accrued expenses	108	29	255
Contract liabilities	(24)	(1)	(15)
Employee benefit plans	(6)	(61)	(147)
Other assets and liabilities	146	11	(28)
Net cash provided by operating activities	$694	$427	$1,009
Investing activities
Expenditures for property, plant and equipment	$(130)	$(92)	$(106)
Proceeds from sales of property, plant and equipment	8	10	1
Additions to capitalized software	(247)	(285)	(242)
Business acquisitions, net of cash acquired	(7)	(13)	(2,473)
Proceeds from divestitures, net	96	(2)	—
Purchases of investments	(10)	—	(13)
Proceeds from sale of investments	—	—	14
Other investing activities, net	—	(5)	(7)
Net cash used in investing activities	$(290)	$(387)	$(2,826)
Financing activities
Short term borrowings, net	$—	$1	$—
Payments on term credit facilities	(1,878)	(63)	(107)
Borrowings on term credit facilities	200	—	1,505
Payments on revolving credit facilities	(2,855)	(1,192)	(1,650)
Borrowings on revolving credit facilities	2,430	1,333	1,756
Payments of senior unsecured notes	(1,000)	—	(400)
Proceeds from issuance of senior unsecured and other notes	—	12	1,200
Payments on other financing arrangements	(2)	—	—
Debt issuance costs and bridge commitment fees	(5)	—	(53)
Call premium paid on debt extinguishment	(24)	—	(37)
Cash paid for Series A Convertible Preferred Stock dividends	(15)	(15)	(15)
Tax withholding payments on behalf of employees	(34)	(59)	(50)
Proceeds from employee stock plans	27	31	44
Net change in client funds obligations	—	(28)	4
Principal payments for finance lease obligations	(15)	(15)	(17)
Proceeds from long-term debt related to debt transferred to NCR Atleos at separation	3,016	—	—
Cash transferred to NCR Atleos at separation	(684)	—	—
Other financing activities	—	(4)	(2)
Net cash provided by (used in) financing activities	$(839)	$1	$2,178
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(50)	(18)
Increase (decrease) in cash, cash equivalents and restricted cash	(455)	(9)	343
Cash, cash equivalents and restricted cash at beginning of period	740	749	406
Cash, cash equivalents and restricted cash at end of period	$285	$740	$749

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Voyix Corporation
Consolidated Statements of Changes in Stockholders’ Equity

	NCR Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Subsidiaries
(in millions)	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)			Total
December 31, 2020	129	$1	$368	$950	$(271)	$3	$1,051
Comprehensive income (loss):
Net income (loss)	—	—	—	97	—	1	98
Other comprehensive income (loss)	—	—	—	—	(20)	—	(20)
Total comprehensive income (loss)	—	—	—	97	(20)	1	78
Employee stock purchase and stock compensation plans	3	—	128	—	—	—	128
Fair value of converted Cardtronics awards attributable to pre-combination services	—	—	19	—	—	—	19
Series A convertible preferred stock dividends	—	—	—	(16)	—	—	(16)
Dividends paid to minority shareholder	—	—	—	—	—	(1)	(1)
December 31, 2021	132	$1	$515	$1,031	$(291)	$3	$1,259
Comprehensive income (loss):
Net income (loss)	—	—	—	60	—	(1)	59
Other comprehensive income (loss)	—	—	—	—	(9)	(3)	(12)
Total comprehensive income (loss)	—	—	—	60	(9)	(4)	47
Employee stock purchase and stock compensation plans	5	—	121	—	—	—	121
Stock issued in acquisition of LibertyX	1	—	68	—	—	—	68
Series A convertible preferred stock dividends	—	—	—	(16)	—	—	(16)
December 31, 2022	138	$1	$704	$1,075	$(300)	$(1)	$1,479
Comprehensive income (loss):
Net income (loss)	—	—	—	(423)	—	—	(423)
Other comprehensive income (loss)	—	—	—	—	53	—	53
Total comprehensive income (loss)	—	—	—	(423)	53	—	(370)
Employee stock purchase and stock compensation plans	5	—	170	—	—	—	170
Series A convertible preferred stock dividends	—	—	—	(16)	—	—	(16)
Spin-Off of NCR Atleos (See Note 1 and 2)	—	—	—	(1,056)	(182)	1	(1,237)
December 31, 2023	143	$1	$874	$(420)	$(429)	$—	$26

The accompanying notes are an integral part of the Consolidated Financial Statements.

NCR Voyix Corporation
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business NCR Voyix Corporation (“NCR Voyix”, “NCR”, the “Company”, “we” or “us”), which, prior to its name change effective October 13, 2023 was known as NCR Corporation, was originally incorporated in 1884 and is a global provider of digital commerce solutions for retail stores, restaurants and financial institutions. Headquartered in Atlanta, Georgia, we are a software and services-led enterprise technology provider of run-the-store capabilities for retail and restaurants and cloud-based digital solutions for financial institutions, serving businesses of all sizes. Our software platforms, which run in the cloud and include microservices and APIs that integrate with our customers’ systems, and our As-a-Service solutions enable an end-to-end technology-based operations solution for our customers. Our offerings include digital first software and services offerings for retailers, restaurants and financial institutions, as well as payments acceptance solutions, multi-vendor connected device services, self-checkout (“SCO”) kiosks and related technologies, point of sale (“POS”) terminals and other self-service technologies. Our solutions are designed to enable restaurants, retailers, and financial institutions to seamlessly transact and engage with their customers and end users.

Spin-off of NCR Atleos On September 15, 2022, Voyix announced a plan to separate into two independent, publicly traded companies – one focused on digital commerce, the other on ATMs. On October 16, 2023, the Company completed its separation of its ATM-focused business, including its self-service banking, payments & network and telecommunications and technology businesses, through the spin-off of its wholly owned subsidiary, NCR Atleos Corporation (“NCR Atleos”), (the “Spin-Off”). The Spin-Off was effected through a pro rata distribution of all outstanding shares of NCR Atleos common stock to holders of NCR Voyix common stock as of the close of business on October 2, 2023 (the “record date”). The Company distributed one share of NCR Atleos common stock for every two common shares of NCR Voyix outstanding as of the record date. Shareholders received cash in lieu of fractional shares of Atleos common stock. The Spin-Off is expected to qualify as a tax-free distribution for U.S. federal income tax purposes. NCR Atleos is an independent, publicly traded company focused on providing self-directed banking solutions to a global customer base, including financial institutions, retailers and consumers, and NCR Voyix retains no ownership interest. The accounting requirements for reporting the Spin-Off of NCR Atleos as a discontinued operation were met when the separation was completed. Accordingly, the financial results for NCR Atleos for the years ended December 31, 2023 (through the date of separation), December 31, 2022 and December 31, 2021 are presented as net income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations and its assets and liabilities as of December 31, 2022 are reclassified as discontinued operations in the Consolidated Balance Sheets. Refer to Note 2, “Discontinued Operations” for additional information.

In connection with the Spin-Off, the Company and NCR Atleos entered into various agreements to effect the Spin-Off and provide a framework for the relationship between the Company and NCR Atleos after the Spin-Off. Such agreements include the separation and distribution agreement, as well as the following ongoing agreements: a transition services agreement, tax matters agreement, employee matters agreement, patent and technology cross-license agreement, trademark license and use agreement, master services agreement and various other transaction agreements. Under these agreements, the Company will continue to provide certain products and services to NCR Atleos following the Spin-Off and will receive certain products and services from NCR Atleos following the Spin-Off.

Additionally, outstanding restricted stock units and stock options were adjusted to maintain the economic value of those awards before and after the Spin-Off. Generally, continuing NCR Voyix employees retained the number of outstanding restricted stock units held by them as of the Spin-Off and received additional NCR Voyix restricted stock units to reflect the Spin-Off, while continuing NCR Atleos employees had their outstanding restricted stock units held by them as of the Spin-Off converted solely into equivalent restricted stock units of NCR Atleos, and any outstanding restricted stock units held by them as of the Spin-Off were cancelled. Outstanding stock options at the time of the Spin-Off, regardless of the holder, were converted into stock options of both NCR Voyix and NCR Atleos. In addition, outstanding restricted stock units held by certain key equity holders as of the Spin-Off (including directors and certain former employees) were converted into restricted stock units of both NCR Voyix and NCR Atleos.

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

Although our estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by macroeconomic pressures and geopolitical challenges. The ultimate impact on our overall financial condition and operating results will depend on supply chain challenges and cost escalations including materials, interest, labor and freight, and any additional governmental and public actions taken in response. As a result, our accounting estimates and assumptions may change over time as a consequence of the effects these external factors. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable and decreases in the carrying amount of our tax assets.

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Consolidated Financial Statements were issued. Other than the items discussed within the Notes to Consolidated Financial Statements, no matters were identified that required adjustment of the Consolidated Financial Statements or additional disclosure.

Basis of Consolidation The consolidated financial statements include the accounts of NCR Voyix and its majority-owned subsidiaries. Long-term investments in affiliated companies in which NCR Voyix owns between 20% and 50%, and therefore, exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which NCR Voyix does not exercise significant influence (generally, when the Company has an investment of less than 20% and no significant influence, such as representation on the investee’s board of directors) are accounted for using the cost method. All significant inter-company transactions and accounts have been eliminated. In addition, the Company is required to determine whether it is the primary beneficiary of economic income or losses that may be generated by variable interest entities in which the Company has such an interest. In circumstances where the Company determined it is the primary beneficiary, consolidation of that entity would be required. For the periods presented, no variable interest entities have been consolidated.

Cyber ransomware incident On April 13, 2023, the Company determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, the Company immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. We concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Our investigation also concluded no financial reporting systems were impacted. During the year ended December 31, 2023, we recognized $36 million related to this matter in Cost of services and Selling, general and administrative expenses. As of December 31, 2023, we expect $19 million of these costs to be recovered under our insurance policies and have received $5 million of cash during 2023 and the remaining $14 million is recorded as an insurance receivable. Payments are expected in 2024. Additionally, we are still pursuing insurance recoveries for the remaining costs. We may incur additional costs relating to this incident in the future, including expenses to respond to and remediate this matter, payment of damages or other costs to customers or others. While the Company’s response to this incident is ongoing, at this time we do not believe additional costs we may incur as a result of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident. We will continue to assess the impacts of the security event and cannot definitively determine, at this time, the full extent of the impact from such event on our business, results of operations or financial condition.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

Out-of-period adjustments In the first quarter of 2023, the Company recorded a $10 million out-of-period adjustment to increase operating expenses and an employee-related liability in order to correct for an understatement of such same balances during the fourth quarter of 2022.

In February 2024, the Company identified fraudulent automated clearing house (“ACH”) disbursements from a Company bank account. The amount of these disbursements through December 31, 2023 was $23 million. Through September 30, 2023, the Company had incorrectly recorded approximately $11 million in an accounts receivable clearing account instead of as operating expenses, of which approximately $2 million related to annual periods prior to 2023. As a result, in the fourth quarter of 2023, the Company recorded a $2 million out-of-period adjustment to increase operating expenses and decrease accounts receivable in order to correct for the errors.

The Company evaluated the impact of the errors and out-of-period adjustments and concluded they are not material to any previously issued consolidated financial statements and the correction of the errors is not material to the consolidated financial statements for the year ended December 31, 2023.

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

The Company enters contracts that include multiple distinct performance obligations, including hardware, software, professional consulting and managed services, payment processing services, installation services and maintenance support services. A promise to a customer is considered distinct when the product or service is both capable of being distinct, and distinct in the context of the contract. For these arrangements, the Company allocates the transaction price, at contract inception, to each distinct performance obligation on a relative standalone selling price basis. The primary method used to estimate standalone selling price is the price that the Company charges for that good or service when the Company sells it separately in similar circumstances to similar customers.

For hardware products, control is generally transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the products, which generally coincides with when the customer has assumed title and risk of loss of the goods sold. In certain instances, customer acceptance is required prior to the passage of title and risk of loss of the delivered products. In such cases, revenue is not recognized until the customer acceptance is obtained. Delivery, acceptance, and transfer of title and risk of loss generally occur in the same reporting period. The Company’s customers may request that delivery and passage of title and risk of loss occur on a bill and hold basis. For the periods ending December 31, 2023, 2022, and 2021, the revenue recognized from bill and hold transactions approximated less than 2% of total revenue, respectively. Hardware products may also be included in an As-a-service package and sold in a bundle with managed services. In these packages, title to the hardware is not transferred to the customer and revenue is recognized in consideration of lease accounting standards, depending on the terms and conditions in the contract. Most hardware leases embedded in our As-a-service contracts qualify for classification as operating leases. Revenue from the hardware operating leases in an As-a-service package is recognized over the term of the contract, which is the same pattern and timing as the services in the contract.

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

SaaS primarily consists of fees to provide our customers access to our platform and cloud-based applications for a specified contract term. Revenue from SaaS contracts is recognized as variable consideration directly allocated based on customer usage or on a ratable basis over the contract term beginning on the date that our service is made available to the customer. SaaS is reported as part of our software and services revenue.

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

Payment processing revenue includes surcharge and other fees paid by cardholders and/or the cardholder’s financial institutions for the use of processing services. Surcharge revenues are recognized daily as the associated transactions are processed. Relative to credit card processing, revenue is comprised of fees charged to the Company’s customers, net of interchange fees and assessments charged by the credit card associations and payment networks, which are pass-through charges collected on behalf of the card issuers and payment networks.

Under our managed service agreements, the Company provides various forms of services, including customer service, processing and other services, under one contract package. The Company typically receives a monthly service fee, fee per transaction, or fee per service provided in return for providing the agreed-upon services. The managed services fees are recognized as the related services are provided to the customers.

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

Remaining Performance Obligations Remaining performance obligations represent the transaction price of contracts for which products have not been delivered or services have not been performed. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.6 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

Warranty and Sales Returns Provisions for product warranties and sales returns and allowances are recorded in the period in which the Company becomes obligated to honor the related right, which generally is the period in which the related product revenue is recognized. The Company accrues warranty reserves based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, a warranty reserve is recorded based upon the estimated cost to provide the service over the warranty period. The Company accrues sales returns and allowances using percentages of revenue to reflect the Company’s historical average of sales return claims.

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

Stock-based Compensation Stock-based compensation represents the costs related to share-based awards granted to employees and non-employee directors. The Company’s outstanding stock-based compensation awards are classified as equity. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the requisite service period. Forfeitures are recognized as they occur. See Note 9, “Stock Compensation Plans”, for further information on the Company’s stock-based compensation plans.

Income Taxes Income tax expense is provided based on income before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are determined based on the enacted tax rates expected to apply in the periods in which the deferred assets or liabilities are expected to be settled or realized. The Company records valuation allowances related to its deferred income tax assets when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

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

Cash, Cash Equivalents, and Restricted Cash All short-term, highly liquid investments having original maturities of three months or less, including time deposits, are considered to be cash equivalents. As of December 31, 2023, 2022 and 2021, the Company has restricted cash on deposit with a bank as collateral for letters of credit as well as cash included in settlement processing assets.

The reconciliation of cash, cash equivalents and restricted cash in the Consolidated Statements of Cash Flows is as follows:

In millions	Balance Sheet Location	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	Cash and cash equivalents	$262	$221	$221
Short term restricted cash	Restricted cash	—	1	—
Long term restricted cash	Other assets	2	—	1
Funds held for client	Restricted cash	—	—	48
Cash included in settlement processing assets	Restricted cash	21	16	16
Total cash, cash equivalents and restricted cash		$285	$238	$286
Cash, cash equivalents and restricted cash of discontinued operations		—	502	463
Total cash, cash equivalents and restricted cash		$285	$740	$749

Supplemental cash flow information Interest paid in cash was $365 million, $268 million, and $215 million for fiscal years 2023, 2022, and 2021, respectively. Income taxes paid in cash were $92 million, $56 million and $42 million for fiscal years 2023, 2022, and 2021, respectively.

Supplemental disclosures of noncash investing and financing activities During the twelve months ended December 31, 2022, we issued shares of the Company’s common stock and assumed unvested outstanding option awards in the acquisition of Moon Inc., dba LibertyX, for total non-cash consideration of $68 million. In connection with the acquisition, we also assumed debt of $2 million. Refer to Note 2, “Discontinued Operations”, for additional information on the LibertyX acquisition.

Accounts Receivable, net Accounts receivable, net includes amounts billed and currently due from customers as well as amounts unbilled that typically result from sales under contracts where revenue recognized exceeds the amount billed to the customer and where the Company has an unconditional right to consideration. The amounts due are stated at their net estimated realizable value.
The components of accounts receivable are summarized as follows:

In millions	December 31, 2023	December 31, 2022
Accounts receivable
Trade	$372	$505
Other	141	66
Accounts receivable, gross	513	571
Less: allowance for credit losses	(32)	(21)
Total accounts receivable, net	$481	$550
Allowance for Credit Losses on Accounts Receivable Allowances for credit losses on accounts receivable are recognized when reasonable and supportable forecasts affect the expected collectability. This requires us to make our best estimate of the current expected losses inherent in our accounts receivable at each balance sheet date. These estimates require consideration of historical loss experience, adjusted for current conditions, forward looking indicators, trends in customer payment frequency and judgments about the probable effects of relevant observable data, including present and future economic conditions and the financial health of specific customers and market sectors. This policy is applied consistently among all of our operating segments. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable and risks to specific industries or countries and adjust the reserves accordingly.
Our allowance for credit losses as of December 31, 2023 and December 31, 2022 was $32 million and $21 million, respectively. For the year ended December 31, 2023, our allowance for credit losses charged to expense was $26 million. The Company recorded $15 million of write-offs against the reserve for the year ended December 31, 2023. For the year ending, December 31, 2022 our allowance for credit losses charged to expense was $15 million and the Company recorded $13 million of write-offs against the reserve.

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

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. If the net position is a contract asset, the current portion is included in Prepaid and other current assets and the non-current portion is included in Other assets in the Consolidated Balance Sheet. If the net position is a contract liability, the current portion is included in Contract liabilities and the non-current portion is included in Other liabilities in the Consolidated Balance Sheet. As of December 31, 2023 and 2022, no contracts were in a net asset position.

The following table presents the net contract asset and contract liability balances:

In millions	Location in the Consolidated Balance Sheet	December 31, 2023	December 31, 2022
Current portion of contract liabilities	Contract liabilities	$197	$191
Non-current portion of contract liabilities	Other liabilities	$19	$18

During the twelve months ended December 31, 2023, 2022, and 2021 the Company recognized $138 million, $152 million, and $176 million, respectively, in revenue that was included in contract liabilities as of December 31, 2022, 2021, and 2020, respectively.

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

Settlement Processing Assets and Obligations Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds in either direction between the sponsoring bank and card issuing bank to complete the link between merchants and card issuers. In certain of our processing arrangements, merchant funding occurs after the sponsoring bank or the Company receives the funds from the card issuer through the card networks, creating a settlement obligation to the merchant on the Company’s Consolidated Balance Sheet. In a limited number of other arrangements, the sponsoring bank funds the merchants before it receives the net settlement funds from the card networks, creating a settlement asset on the Company’s Consolidated Balance Sheet. Additionally, relative to credit card transactions, certain of the Company’s sponsoring banks collect the gross revenue from the merchants, pay the interchange fees and assessments to the credit card associations, collect their fees for processing and pay the Company a net residual payment representing the Company’s fees for the services. In these instances, the Company does not reflect the related settlement processing assets and obligations in its Consolidated Balance Sheet.

Settlement processing assets consist of settlement assets due from customers and receivables from merchants corresponding to the discount fee related to reimbursement of the interchange expense, our receivables from the processing bank or Electronic Funds Transfer (“EFT”) network for transactions that have occurred and have been funded to merchants in advance of receipt of card association funding, restricted cash balances that are not yet due to merchants, merchant reserves held, sponsoring bank reserves and exception items, such as customer chargeback amounts receivable from merchants. Settlement processing obligations consist primarily of merchant reserves, our liability to the processing bank or merchant for transactions for which we have received funding from the members or networks but have not funded merchants as well as certain exception items. Settlement processing assets other than restricted cash are recorded within Prepaid and other current assets and settlement processing liabilities are recorded within Settlement liabilities in the Consolidated Balance Sheet. Cash related to settlement processing is recorded within Restricted cash in the Consolidated Balance Sheet. As of December 31, 2023 and 2022, settlement processing assets were $46 million and $39 million, respectively, and settlement processing liabilities were $39 million and $38 million, respectively. Settlement receivables are generally collected within four business days. Settlement obligations are generally paid within three business days, regardless of when the related settlement receivables are collected.

Capitalized Software Certain direct development costs associated with internal-use software are capitalized within Other assets and amortized over the estimated useful lives of the resulting software. The Company typically amortizes capitalized internal-use software on a straight-line basis over four to seven years beginning when the asset is substantially ready for use, as this is considered to approximate the usage pattern of the software. When it becomes probable that internal-use software being developed will not be completed or placed into service, the internal-use software is reported at the lower of the carrying amount or fair value.

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs are included within Other assets and are amortized on a sum-of-the-years’ digits or straight-line basis over the estimated useful lives ranging from three to five years, using the method that most closely approximates the sales pattern of the software. Amortization begins when the product is available for general release. Costs capitalized include direct labor and related overhead costs. Costs incurred prior to technological feasibility or after general release are expensed as incurred. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. If future revenue does not support the unamortized program costs, the amount by which the unamortized capitalized cost of a software product exceeds the net realizable value is written off.

The following table identifies the activity relating to total capitalized software:

In millions	2023	2022	2021
Beginning balance as of January 1	$463	$394	$354
Capitalization	231	240	205
Amortization	(195)	(169)	(147)
Impairment	(3)	—	(18)
Capitalized software acquired or disposed of and other adjustments	(10)	(2)	—
Ending balance as of December 31	$486	$463	$394

During the year ended December 31, 2023, other adjustments includes the write-off of certain capitalized software related to the divested business. During the year ended December 31, 2021, we recorded the write-off of certain internal and external-use software capitalization projects that are no longer considered strategic and as a result, the projects have been abandoned.

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

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If, under the quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, is determined based on the amount by which the carrying amount exceeds the fair value up to the total value of goodwill assigned to the reporting unit. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth rates, EBITDA margins and discount rates. Several of these assumptions vary among reporting units. The cash flow forecasts are generally based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies (“GPC”) method which is based on earnings multiple data. We perform a reconciliation between our market capitalization and our estimate of the aggregate fair value of the reporting units, including consideration of a control premium. Refer to Note 4, “Goodwill and Purchased Intangible Assets”, for further discussion.

Acquired intangible assets other than goodwill are amortized over their weighted average amortization period unless they are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination, the estimated fair values of the assets received are used to establish the carrying value.

The fair value of acquired intangible assets is determined using common techniques, and the Company employs assumptions developed using the perspective of a market participant. The Company makes judgments about the recoverability of intangible assets whenever events or changes in circumstances indicate that impairment may exist. If such facts and circumstances exist, the Company assesses the recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. For further discussion of identified intangible assets, see Note 4, “Goodwill and Purchased Intangible Assets”.

Property, Plant and Equipment Property, plant and equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets primarily on a straight-line basis. Machinery and other equipment are depreciated over 3 to 20 years and buildings over 25 to 45 years. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Assets classified as held for sale are not depreciated. Upon retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed from the Company’s accounts, and a gain or loss is recorded. Depreciation expense related to property, plant and equipment was $57 million, $57 million, and $59 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Valuation of Long-Lived Assets Long-lived assets such as property, plant and equipment and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable or in the period in which the held for sale criteria are met. For assets held and used, this analysis consists of comparing the asset’s carrying value to the expected future cash flows to be generated from the asset on an undiscounted basis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. Long-lived assets are reviewed for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Refer to Note 4, “Goodwill and Purchased Intangible Assets”, for further discussion.

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

Pension and Postemployment Benefits The Company has significant pension and postemployment benefit costs, which are developed from actuarial valuations. Actuarial assumptions are established to anticipate future events and are used in calculating the expense and liabilities relating to these plans. These factors include assumptions the Company makes about interest rates, expected investment return on plan assets, rate of increase in healthcare costs, involuntary turnover rates, and rates of future compensation increases. In addition, the Company also uses subjective factors, such as withdrawal rates and mortality rates to develop the Company’s valuations. The Company generally reviews and updates these assumptions on an annual basis. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that the Company uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postemployment benefits expense, and the related assets and liabilities, the Company has recorded or may record.

Environmental and Legal Contingencies In the normal course of business, the Company is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/export compliance, intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, the Company is subject to diverse and complex laws, regulations, and standards including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws, among others, may create a substantial burden on, and substantially increase the costs to the Company or could have an impact on the Company’s future operating results. The Company believes that the amounts provided in its Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including the Fox River and Kalamazoo River environmental matters discussed in Note 11, “Commitments and Contingencies”, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company’s Consolidated Financial Statements or will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. Any costs that may be incurred in excess of those amounts provided as of December 31, 2023 cannot currently be reasonably determined or are not currently considered probable. The costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including those relating to the Fox River, Kalamazoo River and Ebina matters, are presented in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations.

Legal fees and expenses related to loss contingencies are typically expensed as incurred, except for certain costs associated with the Company’s environmental remediation obligations. Costs and fees associated with litigating the extent and type of required remedial actions and the allocation of remediation costs among potentially responsible parties are typically included in the measurement of the environmental remediation liabilities.

Foreign Currency For many of the Company’s international operations, the local currency is designated as the functional currency. Accordingly, assets and liabilities are translated into U.S. Dollars at year-end exchange rates, and revenue and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments from local functional currency countries resulting from fluctuations in exchange rates are recorded in Other comprehensive income. Remeasurement adjustments are recorded in Other income (expense), net.

Derivative Instruments In the normal course of business, the Company enters into various financial instruments, including derivative financial instruments. The Company accounts for derivatives as either assets or liabilities in the Consolidated Balance Sheets at fair value and recognizes the resulting gains or losses as adjustments to earnings or other comprehensive income. For derivative instruments that are designated and qualify as hedging instruments, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Hedging activities are transacted only with highly rated institutions, reducing exposure to credit risk in the event of nonperformance. Additionally, the Company completes assessments related to the risk of counterparty nonperformance on a regular basis.

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

The Company measures its financial assets and financial liabilities at fair value based on one or more of the following three valuation techniques:

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

Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, with new guidance for contract assets and contract liabilities acquired in a business combination. The new guidance requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers. Prior to the issuance of this guidance, contract assets and contract liabilities were recognized by the acquirer at fair value on the acquisition date. The accounting standards update was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted and applied prospectively to acquisitions occurring on or after the effective date. The Company has adopted this accounting standard update which did not have an impact on the Company’s net income, cash flows, earnings per share or financial condition but may impact future acquisitions.

Although there are other new accounting pronouncements issued by the FASB and adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements had a material impact on its consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment enhances disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendment is effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and its impact to the financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a specified quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

Although there are other new accounting pronouncements issued by the FASB and not yet adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements will have a material impact on its consolidated financial statements.

2. DISCONTINUED OPERATIONS

Spin-Off of NCR Atleos

On October 16, 2023, the Company completed the Spin-Off of NCR Atleos into an independent publicly traded company. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies” for additional information regarding the Spin-Off. The historical results of NCR Atleos have been presented as discontinued operations. The Company’s presentation of discontinued operations excludes general corporate overhead costs that did not meet the requirements to be presented as discontinued operation. The presentation of discontinued operations below excludes certain countries which are expected to transfer to NCR Atleos during 2024. The results of operations for these countries will be presented as part of discontinued operations as of the date of their separation. As of March 2024, three countries have transferred to NCR Atleos.

The following table presents the major categories of income (loss) from discontinued operations related to the Spin-Off of NCR Atleos:

	For the year ended December 31
In millions	2023(1)	2022	2021
Product revenue	$784	1,077	1,017
Service revenue	2,464	2,974	2,447
Total revenue	3,248	4,051	3,464
Cost of products	633	946	818
Cost of services	1,715	2,225	1,678
Selling, general and administrative expenses	537	457	447
Research and development expenses	52	70	73
Total operating expenses	2,937	3,698	3,016
Income from discontinued operations	311	353	448
Interest expense	(6)	—	—
Other income (expense), net	(23)	(11)	102
Income (loss) from discontinued operations before income taxes	282	342	550
Income tax expense (benefit)	69	76	115
Net income (loss) from discontinued operations	213	266	435
Net income (loss) attributable to noncontrolling interests	—	(1)	1
Net income (loss) from discontinued operations related to NCR Atleos	213	267	434
(1) Represents operations of NCR Atleos through October 16, 2023, versus the full year for 2022 and 2021.

The following table represents the major classes of assets and liabilities of discontinued operations:

In millions	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$284
Accounts receivable, net of allowances	533
Inventories	415
Restricted cash	211
Prepaid and other current assets	247
Total current assets	1,690
Property, plant and equipment, net	436
Goodwill*	2,476
Intangibles, net	729
Operating lease assets	99
Prepaid pension cost	177
Deferred income taxes	269
Other assets	152
Noncurrent assets	4,338
Total assets of discontinued operations	$6,028

Liabilities and stockholder's equity
Current liabilities
Short-term borrowings	3
Accounts payable	348
Payroll and benefits liabilities	120
Contract liabilities	346
Settlement liabilities	212
Other current liabilities	324
Total current liabilities	1,353
Long-term debt	9
Pension and indemnity plan liabilities	457
Postretirement and postemployment benefits liabilities	53
Income tax accruals	39
Operating lease liabilities	67
Other liabilities	139
Noncurrent liabilities	764
Total liabilities of discontinued operations	$2,117

*Goodwill allocated to discontinued operations represents the amount of goodwill attributable to NCR Atleos which was determined on a relative fair value basis.

The total net impact to stockholder’s equity as a result of the separation was a reduction of $1,237 million, which has been reflected as a reduction of $1,056 million, $182 million and $1 million to retained earnings, accumulated other comprehensive income and noncontrolling interest, respectively, in the Consolidated Statement of Equity as of December 31, 2023.

The following table presents selected financial information related to cash flows from discontinued operations:

	For the year ended December 31
In millions	2023*	2022	2021
Net cash provided by/(used in) operating activities	$283	$243	$803
Net cash provided by/(used in) investing activities	(71)	(123)	(1,789)
Net cash provided by/(used in) financing activities	—	10	(3)
*Represents Atleos operations from January 1, 2023 through October 16, 2023, versus a full year of NCR Atleos operations in 2022 and 2021.

The following transactions have been included as part of discontinued operations for all of the periods presented.

Acquisition of LibertyX (2022)

On January 5, 2022, the Company completed its acquisition of Moon Inc., dba LibertyX, a leading cryptocurrency software provider, with the goal of enabling the Company to provide a complete digital currency solution, including the ability to buy and sell cryptocurrency, conduct cross-border remittance, and accept digital currency payments across digital and physical channels. The Company purchased all outstanding shares of LibertyX for $1 million cash consideration and approximately 1.4 million shares of the Company’s common stock at a price of $42.13 per share. The Company also converted approximately 0.2 million outstanding unvested LibertyX option awards into the Company’s awards pursuant to an exchange ratio as defined in the acquisition agreement. LibertyX stock option awards were converted into the Company’s stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio, and vested immediately. The value of the option awards was deemed attributable to services already rendered and was included as a portion of the purchase price. Total purchase consideration for the LibertyX acquisition was approximately $69 million. As a result of the acquisition, LibertyX became a wholly-owned subsidiary of the Company.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below. The amounts for intangible assets are based on third-party valuations performed. The final allocation of the purchase price was as follows:

In millions	Fair Value
Cash acquired	$2
Tangible assets acquired	3
Acquired intangible assets other than goodwill	38
Acquired goodwill	40
Deferred tax liabilities	(10)
Liabilities assumed	(4)
Total purchase consideration	$69

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisition consists of revenue and cost synergies expected from combining the operations of the Company and LibertyX and is not deductible for tax purposes. The goodwill arising from the LibertyX acquisition is included in Noncurrent assets of discontinued operations within the Consolidated Balance Sheets.

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

The operating results of LibertyX are part of Income (loss) from discontinued operations, net of tax within the Company’s results since the closing date of the acquisition.

Other Acquisitions (2022)

On July 1, 2022, the Company completed its acquisition of the India ATM business of FIS Payment Solutions & Services Private Limited for consideration of $19 million, of which $12 million has been paid in cash as of December 31, 2023. The India ATM business acquisition did not have a material impact on the consolidated financial statements.

Acquisition of Cardtronics plc

On January 25, 2021, the Company entered into a definitive agreement to acquire all outstanding shares of Cardtronics for $39.00 per share (the “Cardtronics Transaction”). The legal closing of the Cardtronics Transaction occurred on June 21, 2021.

Cardtronics was the world’s largest non-bank ATM operator and service provider, enabling cash transactions by converting digital currency into physical cash at over 285,000 ATMs across 10 countries in North America, Europe, Asia-Pacific, and Africa. The Cardtronics Transaction is expected to accelerate our NCR-as-a-service strategy and enhance our ability to provide technology solutions and capabilities that run our customers’ businesses.

Purchase Price Consideration The purchase consideration transferred consisted of the following:

In millions	Purchase Consideration
Cash paid to common stockholders and holders of certain restricted stock and stock option awards	$1,775
Debt repaid by the Company on behalf of Cardtronics	809
Transaction costs paid by the Company on behalf of Cardtronics	57
Fair value of converted Cardtronics awards attributable to pre-combination services	19
Settlement of pre-existing relationships	14
Total purchase consideration	$2,674

Other than certain outstanding restricted stock and stock option awards issued to directors which were paid out in cash at closing, the Company converted outstanding unvested Cardtronics awards into the Company’s awards pursuant to an exchange ratio as defined in the acquisition agreement. Each restricted stock award that was outstanding, whether performance-based or time-based, was converted into time-based awards, and will continue to be governed by the same vesting terms as the original Cardtronics awards. Cardtronics stock option awards were converted into the Company’s stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio, and will continue to be governed generally by the same terms and conditions as were applicable prior to the acquisition. The amounts attributable to services already rendered were included as an adjustment to the purchase price and the amounts attributable to future services will be expensed over the remaining vesting period, net of estimated forfeitures. The fair value of options that the Company assumed in connection with the acquisition of Cardtronics were estimated using the Black-Scholes model.

Recording of Assets Acquired and Liabilities Assumed The fair value of consideration transferred to acquire Cardtronics was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition as set forth below. The allocation of the purchase price was finalized in June 2022.

The final allocation of the purchase price for Cardtronics was as follows:

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

Goodwill represents the future economic benefits arising from other assets acquired that could not be separately recognized. The goodwill arising from the acquisition consists of revenue and cost synergies expected from combining the operations of the Company and Cardtronics. Approximately $139 million of the goodwill recognized in connection with the acquisition was deductible for tax purposes. The goodwill arising from the acquisition is included within Noncurrent assets of discontinued operations within the Consolidated Balance Sheets.

The following table sets forth the components of the intangible assets acquired as of the acquisition date:

	Fair Value	Weighted Average Amortization Period(1)
	(In millions)	(In years)
Direct customer relationships	$373	15
Technology - Software	441	8
Non-compete	1	1
Tradenames	49	4
Total acquired intangible assets	$864
(1) Determination of the weighted average period of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

In connection with the closing of the acquisition, the Company incurred transaction costs of $46 million for the year ended December 31, 2021, which has been included within Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations.

Supplemental Information

Conflict in Eastern Europe The war in Eastern Europe and related sanctions imposed on Russia and related actors by the United States and other jurisdictions required us to commence the orderly wind down of our operations in Russia beginning in the first quarter of 2022. As of December 31, 2022, we ceased operations in Russia and our only subsidiary in Russia was formally dissolved as of December 20, 2023. We recognized a pre-tax net loss of $22 million for the year ended December 31, 2022 related to these actions which is included in Income (loss) from discontinued operations, net of tax within the Company’s results. NCR Voyix has no operations in Russia.

Environmental Matters

The costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including those relating to the Fox River, Kalamazoo River and Ebina matters, are presented in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. Income (loss) from discontinued operations, net of tax, related to environmental matters was a loss of $50 million, $4 million and zero, for the years ended December 31, 2023, 2022 and 2021, respectively. Net cash used in operating activities of discontinued operations related to environmental obligations was $19 million, $20 million and $68 million for fiscal years 2023, 2022 and 2021, respectively. Refer to Note 11, “Commitments and Contingencies” for further information.

3. BUSINESS COMBINATIONS AND DIVESTITURES

Acquisition of Freshop, Terafina, & Dumac

In the first quarter of 2021, the Company completed acquisitions for total cash consideration of $126 million, as outlined below:

•On January 6, 2021, the Company completed its acquisition of Freshop E-Commerce Solution, Inc. (“Freshop”), a leading provider of grocery e-commerce. The Freshop acquisition further expands the Company’s software and services-led offerings to our retail platform and creates more value for our customers and new capabilities for the Company to run the store. As a result of the acquisition, Freshop became a wholly owned subsidiary of the Company.

•On February 5, 2021, the Company completed its acquisition of Terafina, Inc. (“Terafina”), a leading solution provider for customer account opening and onboarding across digital, branch and call center channels. The Terafina acquisition further expands the Company’s sales and marketing capabilities in its industry-leading digital-first-banking platform to drive revenue growth across consumer and business market segments. As a result of the acquisition, Terafina became a wholly owned subsidiary of the Company.

•On March 22, 2021 the Company completed its acquisition of certain assets and liabilities of Dumac Business Systems Inc. (“Dumac”), a leading POS solution provider for the quick service, table service, and convenient store markets. The Dumac asset acquisition further expands the Company’s software and services-led offerings, creating more value for our customers and driving revenue growth across the Restaurants segment.

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

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually separately recognized. The goodwill arising from the acquisitions consists of revenue and cost synergies expected from combining the operations of the Company and the respective acquisitions. It is expected that $9 million of the goodwill recognized in connection with the acquisitions will be deductible for tax purposes. The goodwill arising from the Freshop acquisition has been allocated to our Retail segment. The goodwill arising from the Terafina acquisition has been allocated to our Digital Banking segment. The goodwill arising from the Dumac acquisition has been allocated to our Restaurants segment. Refer to Note 4, “Goodwill and Purchased Intangible Assets”, for the carrying amounts of goodwill by segment.

The following table sets forth the components of the intangible assets acquired as of the acquisition dates:

	Fair Value	Weighted Average Amortization Period(1)
	(In millions)	(In years)
Direct customer relationships	$11	10
Technology - Software	36	8
Non-compete	1	1
Tradenames	4	9
Total acquired intangible assets	$52
(1)Determination of the weighted average period of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the period of time the assets are expected to contribute to future cash flows.

The operating results of Freshop, Terafina, and Dumac have been included within the Company’s results as of the closing dates of the respective acquisitions. Supplemental pro forma information and actual revenue and earnings since the acquisition dates have not been provided as the acquisitions did not have a material impact on the Company’s Consolidated Statements of Operations.

Divestitures

On October 19, 2023, the Company divested of a portion of the assets that were deemed non-strategic to its payments business, consisting primarily of merchant contracts, our front end authorization platform and certain relevant intellectual property for cash proceeds of $82 million.

4. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of December 31, 2023 and 2022 are included in the tables below. Foreign currency fluctuations are included within other adjustments. Goodwill and other intangible assets related to the NCR Atleos business have been reclassified as Noncurrent assets of discontinued operations for prior year periods as discussed in Note 2, “Discontinued Operations”.

	December 31, 2022						December 31, 2023
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Retail	$1,077	$(34)	$1,043	$—	$—	$4	$1,081	$(34)	$1,047
Restaurants	495	(23)	472	—	—	—	495	(23)	472
Digital Banking	521	—	521	—	—	—	521	—	521
Other(1)	28	—	28	—	—	(28)	—	—	—
Total goodwill	$2,121	$(57)	$2,064	$—	$—	$(24)	$2,097	$(57)	$2,040

(1) Other segment relates to the divested business as noted in Note 3, “Business Combinations and Divestitures”.

As discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”, management completed the annual goodwill impairment test during the fourth quarter of 2023 for all reporting units. In connection with the Spin-Off, goodwill was reassigned to the reporting units using a relative fair value allocation approach. The Company performed a quantitative impairment assessment for all reporting units using a weighted combination of both guideline public company and discounted cash flow valuation methods. This assessment included, but was not limited to, our consideration of macroeconomic conditions such as the conflict in Eastern Europe, foreign currency fluctuations, and significant cost inflation to the current year cash flows, the potential impacts to future cash flows, as well as industry and market conditions and financial performance, including forecasted revenue, earnings and capital expenditures of each reporting unit. Based on the assessments completed, it was determined that the fair value of all reporting units were in excess of the carrying value. However, if the actual results differ from our expectations for any of our reporting units, there is a possibility we would have to perform an interim impairment test in 2024, which could lead to an impairment of goodwill or other assets. The amount of goodwill allocated and distributed to NCR Atleos in connection with the Spin-Off was $2,474 million. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies” for further details over the valuation models used and the significant assumptions and estimates utilized in the analysis performed.

Identifiable Intangible Assets NCR Voyix’s purchased intangible assets, reported in Intangibles, net in the Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	December 31, 2023		December 31, 2022
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$665	$(438)	$714	$(405)
Intellectual property	2 - 8	494	(433)	536	(433)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	79	(76)	78	(74)
Total identifiable intangible assets		$1,327	$(1,036)	$1,417	$(1,001)

Amortization expense related to identifiable intangible assets was $71 million, $71 million, and $76 million for the years ended December 31, 2023, 2022, 2021, respectively.

The aggregate amortization expense (estimated) for identifiable intangible assets for the following periods is:

	For the years ended December 31 (estimated)
In millions	2024	2025	2026	2027	2028
Amortization expense	$57	$50	$47	$41	$29

5. SEGMENT INFORMATION AND CONCENTRATIONS

Subsequent to the Spin-Off, as described in Note 1, “Basis of Presentation and Significant Accounting Policies”, the Company manages and reports the following segments:

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

•Restaurants - We offer technology solutions to customers in the restaurant industry, including table-service, quick-service and fast casual restaurants of all sizes, that are designed to improve operational efficiency, increase customer satisfaction, streamline order and transaction processing and reduce operating costs. Our solutions include POS hardware and software solutions, payment processing and merchant acquiring services, installation, maintenance, as well as managed and professional services.

•Digital Banking - Our Digital Banking segment helps financial institutions implement their digital-first platform strategy by providing solutions for account opening, account management, transaction processing, imaging, and branch services to enable financial institutions to offer a compelling customer experience.

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to any of our three individual reportable segments along with certain non-strategic businesses that are considered immaterial operating segment(s) and certain countries which are expected to transfer to NCR Atleos during 2024, as well as commercial agreements with NCR Atleos.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company’s resources. Management evaluates the performance of the segments based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to NCR Voyix plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments and other special items, including amortization of acquisition-related intangibles, separation-related costs, cyber ransomware incident recovery costs net of insurance recoveries, fraudulent ACH disbursements costs, transformation and restructuring charges (which includes integration, severance and other exit and disposal costs), among others. The special items are considered non-operational or non-recurring in nature, so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported GAAP net income (loss) from continuing operations attributable to the Company.

Assets are not allocated to segments, and thus are not included in the assessment of segment performance. Consequently, we do not disclose total assets by reportable segment. The accounting policies used to determine the results of the operating segments are the same as those utilized for the consolidated financial statements as a whole. Intersegment sales and transfers are not material.

The following table presents revenue and operating income by segment for the years ended December 31:

In millions	2023	2022	2021
Revenue by Segment
Retail	$2,177	$2,182	$2,138
Restaurants	886	857	794
Digital Banking	579	547	521
Total Segment Revenue	$3,642	$3,586	$3,453
Other	188	207	239
Total Revenue	$3,830	$3,793	$3,692

Adjusted EBITDA by Segment
Retail	$411	$384	$427
Restaurants	197	160	150
Digital Banking	219	233	216
Total Segment Adjusted EBITDA	827	777	793

In millions	2023	2022	2021
Segment Adjusted EBITDA	$827	$777	$793
Corporate and other income and expenses not allocated to segments	211	181	322
Pension mark-to-market adjustments	7	(41)	(7)
Transformation and restructuring costs(1)	39	96	53
Fraudulent ACH disbursements(2)	23	—	—
Acquisition-related amortization of intangibles	71	71	76
Acquisition-related costs(3)	1	2	3
Interest expense(4)	294	285	238
Interest income	(13)	(13)	(8)
Depreciation and amortization	252	237	220
Income taxes	204	72	70
Stock-based compensation expense	150	90	121
Separation costs(5)	99	—	—
Loss on disposal of businesses	12	—	—
Loss on debt extinguishment	46	—	42
Cyber ransomware incident recovery costs(6)	17	—	—
Net income (loss) from continuing operations attributable to NCR Voyix (GAAP)	$(586)	$(203)	$(337)
(1) Represents integration, severance, and other exit and disposal costs, which are considered non-operational in nature.
(2) Represents company identified fraudulent ACH disbursements from a company bank account. Additional details regarding this item are discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”.
(3) Represents professional fees, retention bonuses, and other costs incurred related to acquisitions, which are considered non-operational in nature.
(4) During the three months ended September 30, 2023, it was determined that the transactions underlying the unrealized gains on terminated interest rate swap and cap agreements reported in Accumulated other comprehensive income were probable of not occurring under ASC 815, Derivatives and Hedging. As such, $18 million of unrealized gains were recognized in Interest expense. Refer to Note 15, “Derivatives and Hedging Instruments”.
(5) Represents costs incurred as a result of the Spin-Off. Professional fees to effect the spin-off of NCR Atleos including separation management, organizational design, and legal fees have been classified within discontinued operations through October 16, 2023, the separation date.
(6) Represents expenses to respond to, remediate and investigate the April 13, 2023 cyber ransomware incident net of insurance recoveries, which is considered a nonrecurring special item. Additional details regarding this cyber ransomware incident are discussed in Note 1, “Basis of Presentation and Significant Accounting Policies”.

The following table presents recurring revenue and all other products and services that is recognized at a point in time for the Company for the years ended December 31:

In millions	2023	2022	2021
Recurring revenue(1)	$2,195	$2,120	$2,069
All other products and services	1,635	1,673	1,623
Total revenue	$3,830	$3,793	$3,692
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

Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for the Company for the years ended December 31:

In millions	2023	%	2022	%	2021	%
Revenue by Geographic Area
United States	$2,540	67%	$2,560	67%	$2,367	65%
Americas (excluding United States)	281	7%	254	7%	226	6%
Europe, Middle East and Africa	653	17%	594	16%	643	17%
Asia Pacific	356	9%	385	10%	456	12%
Total revenue	$3,830	100%	$3,793	100%	$3,692	100%

The following table presents property, plant and equipment by geographic area as of December 31:

In millions	2023	2022
Property, plant and equipment, net
United States	$177	$187
Americas (excluding United States)	2	2
Europe, Middle East and Africa	29	32
Asia Pacific	4	6
Consolidated property, plant and equipment, net	$212	$227

Concentrations One customer accounted for approximately 13% and 10% of our consolidated operating revenues during the years ended December 31, 2023 and 2022, respectively, and is included in our Retail segment. No customer accounted for more than 10% of our consolidated operating revenues during the year ended December 31, 2021. As of December 31, 2023, 2022, and 2021, the Company is not aware of any other significant concentration of business transacted with a particular customer that could, if suddenly eliminated, have a material adverse effect on the Company’s operations. NCR Voyix does not have a concentration of available sources of labor, services, licenses or other rights that could, if suddenly eliminated, have a material adverse effect on its operations.

A number of NCR Voyix’s products, systems and solutions rely primarily on specific suppliers for microprocessors and other component products, manufactured assemblies, operating systems, commercial software and other central components. The Company also utilizes contract manufacturers in order to complete manufacturing activities. There can be no assurances that any sudden impact to the availability or cost of these technologies or services would not have a material adverse effect on the Company’s operations.

6. DEBT OBLIGATIONS

The following table summarizes the Company’s short-term borrowings and long-term debt:

	December 31, 2023		December 31, 2022
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility(1)	$15	8.46%	$100	6.54%
Other(1)	—	7.38%	1	7.05%
Total short-term borrowings	$15		$101
Long-Term Debt
Senior Secured Credit Facility:
Term loan facilities(1)	$185	8.46%	$1,778	6.69%
Revolving credit facility(1)	98	9.07%	523	6.79%
Senior Notes:
5.750% Senior Notes due 2027	—		500
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		1,200
6.125% Senior Notes due 2029	—		500
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(20)		(49)
Total long-term debt	$2,563		$5,552
(1)Interest rates are weighted average interest rates as of December 31, 2023 and 2022.

Senior Secured Credit Facilities On October 16, 2023, the Company entered into a new senior secured credit agreement, with certain subsidiaries of the Company party thereto as foreign borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”). This credit agreement provides for new senior secured credit facilities in an aggregate principal amount of $700 million, which are comprised of (i) a five-year multicurrency revolving credit facility in the aggregate principal amount of $500 million (including (a) a letter of credit sub-facility in an aggregate principal amount of up to $51 million and (b) a sub-facility in an aggregate principal amount of up to $200 million for borrowings and letters of credit in certain agreed foreign currencies) (the “Revolving Credit Facility,” and the loans thereunder, the “Revolving Loans”) and (ii) a five-year term loan “A” facility in the aggregate principal amount of $200 million (the “Term Loan A Facility,” and the loans thereunder, the “Term A Loans” and, the Term Loan A Facility, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

The Term A Loans and the Revolving Loans (collectively, the “Loans”) bear interest based on SOFR (or an alternative reference rate for amounts denominated in a currency other than Dollars), or, at the Company’s option, in the case of amounts denominated in Dollars, at a base reference rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest last quoted by the Administrative Agent as its “prime rate” and (c) the one-month SOFR rate plus 1.00% (the “Base Rate”), plus, as applicable, a margin ranging from 2.25% to 3.25% per annum for SOFR-based Loans and ranging from 1.25% to 2.25% per annum for Base Rate-based Loans, in each case, depending on the Company’s consolidated leverage ratio.

The outstanding principal balance of the Term Loan A Facility is required to be repaid in quarterly installments beginning with the first full fiscal quarter after the Closing Date in an amount equal to (i) 1.875% of the original principal amount of the Term A Loans during the first three years and (ii) 2.50% of the original principal amount of the Term A Loans during final two years. Any remaining outstanding balance will be due at maturity on the fifth anniversary of the Closing Date. The Revolving Credit Facility is not subject to amortization and will mature on the fifth anniversary of the Closing Date.

The obligations under the Senior Secured Credit Facilities are guaranteed by certain of the Company’s material subsidiaries (the “Guarantors”). The obligations under the Senior Secured Credit Facilities and the above described guarantee are secured by a first priority lien and security interest in certain equity interests owned by the Company and the Guarantors in certain of their respective domestic and foreign subsidiaries, and a first priority lien and security interest in substantially all of the assets of the Company and the Guarantors, subject to certain exclusions.

The Senior Secured Credit Facilities contains customary representations and warranties, affirmative covenants, and negative covenants. The negative covenants limit the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, create liens on the Company’s or its subsidiaries’ assets, engage in fundamental changes, make investments, sell or otherwise dispose of assets, engage in sale-leaseback transactions, make restricted payments, repay subordinated indebtedness, engage in certain transactions with affiliates and enter into agreements restricting the ability of the Company’s subsidiaries to make distributions to the Company or incur liens on their assets.

The Senior Secured Credit Facilities also contains a financial covenant that does not permit the Company to allow its consolidated leverage ratio to exceed (i) in the case of any fiscal quarter ending on or prior to September 30, 2024, 4.75 to 1.00, (ii) in the case of any fiscal quarter ending on or following September 30, 2024 and prior to September 30, 2025, 4.50 to 1.00 and (iii) in the case of any fiscal quarter ending on or following September 30, 2025, 4.25 to 1.00, in each case subject, to (x) increases of 0.25 in connection with the consummation of any material acquisition and applicable to the fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter, and (y) a maximum cap of 5.00 to 1.00.

The Senior Secured Credit Facilities also includes provisions for events of default, which are customary for similar financings. Upon the occurrence of an event of default, the lenders may, among other things, terminate the loan commitments, accelerate all loans and require cash collateral deposits in respect of outstanding letters of credit. If the Company is unable to pay or repay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness.

Prior Senior Secured Credit Facility On the Closing Date, the Company repaid all accrued and unpaid loans and other amounts due under the Company’s prior senior secured credit facility, originally dated as of August 22, 2011 (as amended, amended and restated, supplemented or modified), among the Company, as borrower, the lenders and issuing banks party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, and terminated all commitments and obligations thereunder.

The Company’s prior senior secured credit facilities provided for a senior secured term loan A facility in an initial aggregate principal amount of $1,305 million, a senior secured term loan B facility in an initial aggregate principal amount of $750 million, and a revolving credit facility with commitments in an aggregate principal amount of $1,300 million.

Atleos Senior Secured Credit Facility On September 27, 2023, Atleos entered into a credit agreement (the “Atleos Senior Secured Credit Facility”) with NCR Atleos Escrow Corporation (the “Escrow Issuer”), a wholly-owned subsidiary of Atleos, subsidiaries of Atleos that may become party thereto as foreign borrowers (if any), the lenders party thereto and Bank of America, N.A., as administrative agent. The Atleos Senior Secured Credit Facility provides for new senior secured credit facilities in an aggregate principal amount of $2,085 million, which are comprised of (i) a five-year multicurrency revolving credit facility in the aggregate principal amount of $500 million (including (a) a letters of credit sub-facility in an aggregate face amount of up to $75 million and (b) a sub-facility in an aggregate principal amount of up to $200 million for borrowings and Letters of Credit in certain agreed foreign currencies) (the “Atleos Revolving Credit Facility”, and the loans thereunder, the “Atleos Revolving Loans”), (ii) a five-year term loan “A” facility in the aggregate principal amount of $835 million (the “Atleos Term Loan A Facility”, and the loans thereunder, the “Atleos Term A Loans”) and (iii) a five and a half-year term loan “B” facility in the aggregate principal amount of $750 million.

On October 16, 2023, the Escrow Issuer merged with and into Atleos (the “Escrow Merger”) and Atleos assumed the obligations of the Escrow Issuer under the Atleos Senior Secured Credit Facility. As of the consummation of the spin-off on October 16, 2023, the Atleos Senior Secured Credit Facility was no longer an obligation of the Company.

Senior Unsecured Notes On August 21, 2019, the Company issued $500 million aggregate principal amount of 5.750% senior unsecured notes due in 2027 (the “5.750% Notes”) and $500 million aggregate principal amount of 6.125% senior unsecured notes due in 2029 (the “6.125% Notes”). On October 17, 2023, the Company redeemed the 5.750% Notes in full at a redemption premium of 101.438% of the aggregate principal amount thereof and the 6.125% Notes in full at a redemption premium of 103.074% of the aggregate principal amount thereof. As part of the debt extinguishment, the Company wrote-off deferred financing fees of $8 million and a cash redemption premium of $24 million.

On August 20, 2020, the Company issued $650 million aggregate principal amount of 5.000% senior unsecured notes due in 2028 (the “5.000% Notes”) and $450 million aggregate principal amount of 5.250% senior unsecured notes due in 2030 (the “5.250% Notes”). Interest is payable on the 5.000% and 5.250% Notes semi-annually in arrears at interest rates of 5.000% and

5.250%, respectively, on April 1 and October 1. The 5.000% and 5.250% Notes were sold at 100% of the principal amount and mature on October 1, 2028 and October 1, 2030, respectively.

At any time and from time to time, prior to October 1, 2023, the Company may redeem up to a maximum of 40% of the original aggregate principal amount of either the 5.000% Notes or 5.250% Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.000%, with respect to the 5.000% Notes, and 105.250%, with respect to the 5.250% Notes, of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but not including, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date); provided that: (i) at least 55% of the original aggregate principal amount of the 5.000% Notes or 5.250% Notes remains outstanding; and (ii) such redemption occurs within 180 days of the completion of such equity offering.

Prior to October 1, 2023, with respect to the 5.000% Notes, or October 1, 2025, with respect to the 5.250% Notes, the Company may redeem some or all of such series of Notes by paying a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus the Applicable Premium, as defined in the indenture governing the applicable series of notes, plus accrued and unpaid interest to, but excluding, the redemption date (subject to the right of holders of record of the Notes on the relevant record date to receive interest due on the relevant interest payment date).

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

On April 6, 2021, the Company issued $1.2 billion aggregate principal amount of 5.125% senior notes due 2029 (the “5.125% Notes”). Interest is payable on the 5.125% Notes semi-annually in arrears at annual rates of 5.125% on April 15 and October 15 of each year. The 5.125% Notes will mature on April 15, 2029.

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

Prior to April 15, 2024, the Company may redeem some or all of the 5.125% Notes by paying a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus the Applicable Premium, as defined in the indenture governing the 5.125% Notes, and accrued and unpaid interest to, but excluding, the applicable redemption date (subject to the right of holders of record of the applicable 5.125% Notes on the relevant record date to receive interest due on the relevant interest payment date).

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

The senior unsecured notes are the Company’s senior unsecured obligations and are jointly and severally unconditionally guaranteed on a senior unsecured basis by the Company’s domestic material subsidiaries, subject to certain limitations, that guarantee the Company’s Senior Secured Credit Facilities pursuant to supplemental indentures governing each applicable series of senior unsecured notes. The indentures governing the senior unsecured notes contain customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indentures governing the senior unsecured notes also contains customary high yield affirmative and negative covenants, including negative covenants that, among other things, limit the Company and its restricted subsidiaries’ ability to incur additional indebtedness, create liens on, sell or otherwise dispose of assets, engage in certain fundamental corporate changes or changes to lines of business activities, make certain investments or material acquisitions, engage in sale-leaseback or hedging transactions, repurchase common stock, pay dividends or make similar distributions on capital stock, repay certain indebtedness, engage in certain affiliate transactions and enter into agreements that restrict their ability to create liens, pay dividends or make loan repayments. If the senior unsecured notes are assigned an “investment grade” rating by Moody’s or S&P and no default has occurred or is continuing, certain covenants will be terminated.

On September 27, 2023, the Escrow Issuer issued $1,350 million aggregate principal amount of 9.500% senior secured notes due in 2029 (the “Atleos Notes”). On October 16, 2023, upon consummation of the Escrow Merger, Atleos assumed the obligations of the Escrow Issuer under the indenture governing the Atleos Notes. As of the consummation of the Spin-Off on October 16, 2023, the Atleos Notes were no longer obligations of the Company or any of its subsidiaries.

Other Debt: In connection with the completion of the Spin-Off, the Company was released from its obligations under the master loan agreement it had in place with Banc of America Leasing & Capital, LLC. All of the Company’s rights and obligations under the master loan agreement were assumed by NCR Atleos and a subsidiary of NCR Atleos. Prior to such release and assignment, the master loan agreement provided the Company with a source of funding for specified ATM-as-a-Service (“ATMaaS”) contracts and the ATM equipment related to such contracts. Included within discontinued operations as of December 31, 2022, total debt outstanding under the financing program was $12 million with a weighted average interest rate of 7.21% and a weighted average term of 3.7 years.

Debt Maturities Maturities of debt outstanding, in principal amounts, at December 31, 2023 are summarized below:

		For the years ended December 31
In millions	Total	2024	2025	2026	2027	2028	Thereafter
Debt maturities	$2,578	$15	$16	$15	$19	$786	$1,727

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of December 31, 2023 and 2022 was $2.47 billion and $5.25 billion, respectively. Management’s fair value estimates were based on quoted prices for recent trades of the Company’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

7. TRADE RECEIVABLES FACILITY

The Company maintains a trade receivables facility (the “T/R Facility”) pursuant to which the Company’s wholly-owned, bankruptcy-remote subsidiary NCR Receivables LLC (the “U.S. SPE”) may sell certain trade receivables acquired by it from the Company and other affiliates of the Company to PNC Bank, National Association, MUFG Bank, Ltd. and any other unaffiliated purchasers from time to time party to the T/R Facility (the “Purchasers”). The T/R Facility was most recently amended on October 16, 2023 in connection with the Spin-Off in order to, among other things, (i) extend the scheduled maturity by two years, (ii) provide for the repurchase by each of Cardtronics USA, Inc., ATM National, LLC and Cardtronics Canada Holdings Inc. (the “Released Originators”) of its outstanding receivables then subject to the T/R Facility, (iii) assign to the Company and NCR Canada Corp., as applicable, all obligations of the Released Originators under the T/R Facility and release each such Released Originator from all of its obligations thereunder, and (iv) adjust the factors used to determine the availability of capital for investment in the pool of receivables by Purchasers.

Under the T/R Facility, the Company and one of its Canadian operating subsidiaries continuously sell their trade receivables as they are originated to the U.S. SPE or a Canadian bankruptcy-remote special purpose entity (collectively with the U.S. SPE, the “SPEs”), as applicable. None of the assets or credit of the SPEs is available to satisfy the debts and obligations owed to the creditors of the Company or any other person until the obligations of the SPEs under the T/R Facility have been satisfied. In addition, the obligations of the SPEs under T/R Facility are solely the obligations of the SPEs and not of any other person, and such obligations are generally payable out of collections on the trade receivables owned by such SPEs. The Company controls and therefore consolidates the SPEs in its consolidated financial statements.

As cash is collected on the trade receivables sold to the Purchasers, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying trade receivables to the Purchasers such that the total outstanding balance of trade receivables sold to the Purchasers can be up to $300 million at any point in time, which is the maximum purchase commitment of the Purchasers under the T/R Facility. The future outstanding balance of trade receivables that are sold by the U.S. SPE to the Purchasers is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment of $300 million. The total outstanding balance of trade receivables that were sold to the Purchasers and derecognized by the U.S. SPE was approximately $288 million and $300 million, respectively, as of December 31, 2023 and December 31, 2022. Excluding the trade receivables sold to the Purchasers, the SPEs also collectively owned $107 million and

$224 million of additional trade receivables as of December 31, 2023 and December 31, 2022, respectively, and these amounts are included in Accounts receivable, net in the Company’s Consolidated Balance Sheets.

Upon the effectiveness of the T/R Facility, as amended, the Company received a benefit from cash from operations of approximately $300 million in the year ended December 31, 2021. Continuous cash activity related to the T/R Facility is reflected in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The U.S. SPE incurs fees under the T/R Facility, including fees due and payable to the Purchasers. Those fees, which are immaterial, are recorded within Other income (expense), net in the Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of the Purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is secured by all the trade receivables owned by each of the SPEs that have not been sold to the Purchasers. The reserve recognized for this recourse obligation as of December 31, 2023 and 2022 is not material.

The Company, or in the case of any Canadian trade receivables, NCR Canada Corp., continues to be involved with the trade receivables even after they are transferred to the SPEs (or further transferred to the Purchasers) by acting as servicer. In addition to any obligations as servicer, the Company and each of its subsidiaries that may from time to time act as an originator under the T/R Facility provide the SPEs with customary recourse in respect of (i) certain dilutive events with respect to the trade receivables sold to the SPEs that are caused by the Company or other applicable originators and (ii) in the event of certain violations by the Company or other applicable originators of their respective representations and warranties with respect to the trade receivables sold to the SPEs. The Company guarantees that any of its subsidiaries (other than the SPEs) party to the T/R Facility will duly and punctually perform its obligations under the T/R Facility (whether as servicer or as originator). These servicing and originator liabilities of the Company and any such subsidiaries (other than the SPEs) under the T/R Facility are not expected to be material given the high quality of the customers underlying the receivables and the anticipated short collection period.

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

8. INCOME TAXES

For the years ended December 31, income (loss) from continuing operations before income taxes consisted of the following:

In millions	2023	2022	2021
Income (loss) before income taxes
United States	$(323)	$(212)	$(260)
Foreign	(59)	81	(7)
Total income (loss) from continuing operations before income taxes	$(382)	$(131)	$(267)

For the years ended December 31, income tax expense (benefit) consisted of the following:

In millions	2023	2022	2021
Income tax expense (benefit)
Current
Federal	$26	$1	$5
State	3	3	3
Foreign	35	30	36
Deferred
Federal	(32)	(3)	62
State	(6)	(2)	(10)
Foreign	178	43	(26)
Total income tax expense (benefit)	$204	$72	$70

The following table presents the principal components of the difference between the effective tax rate and the U.S. federal statutory income tax rate for the years ended December 31:

In millions	2023	2022	2021
Income tax (benefit) expense at the U.S. federal tax rate of 21%	$(80)	$(28)	$(56)
Foreign income tax differential	1	(8)	13
Additional U.S. tax on foreign income	9	(2)	4
State and local income taxes (net of federal effect)	(2)	1	(5)
Other U.S. permanent book/tax differences	5	4	4
Meals and entertainment expense	2	1	1
Nondeductible transaction costs	2	1	—
Nondeductible executive compensation	17	9	13
Dispositions	16	—	—
Spin-off of NCR Atleos	226	—	—
Gains/losses on internal entity restructuring	—	—	55
Excess (benefit)/deficit from share-based payments	2	—	(11)
Change in branch tax status	—	—	1
Research and development tax credits	(2)	(5)	(5)
Foreign tax law changes	(8)	3	(14)
Valuation allowances	20	103	56
Change in liability for unrecognized tax benefits	3	(15)	—
Change in tax estimates for prior periods	(5)	4	17
Other, net	(2)	4	(3)
Total income tax (benefit) expense	$204	$72	$70

The Company’s tax provisions include a provision for income taxes in certain tax jurisdictions where its subsidiaries are profitable, but reflect only a portion of the tax benefits related to certain foreign subsidiaries’ tax losses due to the uncertainty of the ultimate realization of future benefits from these losses. During 2023, our tax rate was impacted by a net $226 million expense related to the Spin-Off of NCR Atleos. Also during 2023, our tax rate was impacted by a $20 million expense from recording a valuation allowance against deferred tax assets and a $17 million expense from nondeductible executive compensation. During 2022, our tax rate was impacted by a $103 million expense from recording a valuation allowance against deferred tax assets in the United Kingdom and other jurisdictions. During 2021, our tax rate was impacted by a $56 million expense from recording a valuation allowance against deferred tax assets and a $55 million expense resulting from an internal entity restructuring.

As described in Note 1, “Basis of Presentation and Significant Accounting Policies”, on October 16, 2023, in connection with the Spin-Off, the Company completed a series of legal entity restructurings including both an internal and external spin-off transaction. These transactions are subject to tax laws in the U.S. and non-U.S. jurisdictions, which resulted in the use of significant judgments by management as it pertains to the interpretation and application of tax laws in the U.S. and non-U.S. jurisdictions to determine the potential taxability of the transactions. The Company recorded income tax expense of $226 million from continuing operations in its 2023 financial statements related to the Spin-Off transactions.

The Company did not provide additional U.S. income tax or foreign withholding taxes, if any, on approximately $258 million of undistributed earnings of its foreign subsidiaries, given the intention continues to be that those earnings are reinvested indefinitely. The amount of unrecognized deferred tax liability associated with these indefinitely reinvested earnings is approximately $19 million. The unrecognized deferred tax liability is made up of a combination of U.S. and state income taxes and foreign withholding taxes.
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

Deferred income tax assets and liabilities included in the Consolidated Balance Sheets as of December 31 were as follows:

In millions	2023	2022
Deferred income tax assets
Employee pensions and other benefits	$7	$41
Other balance sheet reserves and allowances	200	205
Tax loss and credit carryforwards	245	346
Capitalized research and development	51	30
Property, plant and equipment	17	18
Lease liabilities	56	70
Capitalized software	15	—
Other	26	25
Total deferred income tax assets	$617	$735
Valuation allowance	(211)	(274)
Net deferred income tax assets	$406	$461
Deferred income tax liabilities
Intangibles	$119	$41
Right of use assets	57	72
Capitalized software	—	19
Total deferred income tax liabilities	$176	$132
Total net deferred income tax assets	$230	$329

The Company has previously recorded valuation allowances related to certain deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets. The recorded valuation allowances cover deferred tax assets, including tax loss carryforwards, interest expense carryforwards, and foreign tax credits in tax jurisdictions where there is uncertainty as to the ultimate realization of those tax assets. If we are unable to generate sufficient future taxable income of the proper source in the time period within which the temporary differences underlying our deferred tax assets become deductible, or before the expiration of our loss and credit carryforwards, additional valuation allowances could be required.

As of December 31, 2023, the Company had U.S. federal, U.S. state (tax effected), and foreign tax attribute carryforwards of approximately $622 million. The net operating loss carryforwards that are subject to expiration will expire in the years 2024 through 2040. The attributes include U.S. tax credit carryforwards of $105 million, which expire in the years 2024 through 2043.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the years ended December 31:

In millions	2023	2022	2021
Gross unrecognized tax benefits - January 1	$87	$121	$103
Increases related to tax positions from prior years	1	3	25
Decreases related to tax positions from prior years	(1)	(15)	(4)
Increases related to tax provisions taken during the current year	2	7	7
Settlements with tax authorities	—	(22)	(2)
Lapses of statutes of limitation	(1)	(7)	(8)
Distributions to NCR Atleos	$(30)	$—	$—
Total gross unrecognized tax benefits - December 31	$58	$87	$121

Of the total amount of gross unrecognized tax benefits as of December 31, 2023, $44 million would affect the Company’s effective tax rate if realized. The Company’s liability arising from uncertain tax positions is recorded in Income tax accruals and Other current liabilities in the Consolidated Balance Sheets.

We recognized interest and penalties associated with uncertain tax positions as part of the provision for income taxes in our Consolidated Statements of Operations of $4 million of expense, $1 million of benefit, and zero for the years ended December 31, 2023, 2022, and 2021, respectively. The gross amount of interest and penalties accrued as of December 31, 2023 and 2022 was $18 million and $26 million, respectively.

In the United States, the Company files consolidated federal and state income tax returns where statutes of limitations generally range from three to five years. In 2022, the IRS commenced an examination of our 2019 income tax return, which is ongoing. U.S. federal tax years remain open from 2019 forward. Years beginning on or after 2010 are still open to examination by certain foreign taxing authorities.

The Company engages in discussions and negotiations with taxing authorities regarding tax matters, and the Company has determined that over the next 12 months it expects to resolve certain tax matters related to U.S. and foreign jurisdictions. As a result, as of December 31, 2023, we estimate that it is reasonably possible that unrecognized tax benefits may decrease by $6 million to $8 million in the next 12 months.

9. STOCK COMPENSATION PLANS

As disclosed in Note 1, “Basis of Presentation and Significant Accounting Policies”, outstanding restricted stock units and stock options were adjusted to maintain the economic value of those awards before and after the Spin-Off. Generally, continuing NCR Voyix employees retained the number of outstanding restricted stock units held by them as of the Spin-Off and received additional NCR Voyix restricted stock units to reflect the Spin-Off, while continuing NCR Atleos employees had their outstanding restricted stock units held by them as of the Spin-Off converted solely into equivalent restricted stock units of NCR Atleos, and any outstanding restricted stock units held by them as of the Spin-Off were cancelled. Outstanding stock options at the time of the Spin-Off, regardless of the holder, were converted into stock options of both NCR Voyix and NCR Atleos. In addition, outstanding restricted stock units held by certain key equity holders as of the Spin-Off (including directors and certain former employees) were converted into restricted stock units of both NCR Voyix and NCR Atleos. The share information included below has been adjusted for the Spin-Off. The modification of the Company’s awards did not result in material stock-based compensation cost during the year ended December 31, 2023.

The Company recognizes all share-based payments as compensation expense in its financial statements based on their fair value. As of December 31, 2023, the Company’s stock-based compensation consisted of restricted stock units, employee stock purchase plan and stock options. The Company recorded stock-based compensation expense in income (loss) from continuing operations for the years ended December 31 as follows:

In millions	2023	2022	2021
Restricted stock units	$141	66	93
Stock options	3	15	20
Employee stock purchase plan	6	9	8
Stock-based compensation expense	$150	$90	$121
Tax benefit	(7)	(5)	(8)
Total stock-based compensation (net of tax)	$143	85	113

Approximately 39 million shares (i) remain available for future issuance and (ii) are issuable upon the exercise or settlement of outstanding awards under the 2017 Stock Incentive Plan (“SIP”). Details of the Company’s stock-based compensation plans are discussed below.

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

The following table reports restricted stock unit activity during the year ended December 31, 2023:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value per Unit
Unvested shares as of January 1	15,676	$17.93
Shares granted	3,859	$16.25
Shares vested	(7,351)	$19.75
Shares forfeited	(1,094)	$18.58
Awards transferred to Atleos at Spin-Off	(3,868)	$15.94
Unvested shares as of December 31	7,222	$19.86

Stock-based compensation expense is recognized in the financial statements based upon fair value. The total fair value of units vested and distributed in the form of the Company’s common stock was $132 million in 2023, $121 million in 2022, and $92 million in 2021. As of December 31, 2023, there was $49 million of unrecognized compensation cost related to unvested restricted stock unit grants. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 0.9 year. The weighted average grant date fair value for restricted stock unit awards granted in 2022 and 2021 was $35.08 and $34.00, respectively.

The following table represents the composition of restricted stock unit grants in 2023:

Shares in thousands	Number of Units	Weighted Average Grant-Date Fair Value
Service-based units	2,254	$13.44
Performance-based units	1,605	$20.32
Total restricted stock units	3,859	$16.25

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

Approximately 50% of these market-based restricted stock units granted include an accelerated vesting provision if a Qualified Transaction, as defined in the award agreement, takes place during the performance period (with a minimum vesting period of one year from the grant date). Upon the occurrence of a Qualified Transaction, the number of shares that vest are then based on the Company’s 20-day volume-weighted average closing stock price immediately preceding the transaction date. If a qualifying transaction is deemed probable, the award will be recognized over the adjusted requisite service period at a fair value determined using a Monte-Carlo simulation model ranging from $35.09 to $41.77 per unit, dependent upon the estimated timing of the transaction. Transactions of this nature are subject to many variables that are highly uncertain, including the receipt of regulatory approvals and market conditions. The Spin-Off resulted in a Qualified Transaction and as such, these market-based restricted stock units were subject to accelerated vesting as defined in the award agreement.

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

On February 25, 2022, the Company granted market-based restricted stock units vesting on December 31, 2024. The number of awards that vest are subject to the performance of the Company’s stock price from the date of grant to December 31, 2024. The fair value was determined to be $57.67 per share based on using a Monte-Carlo simulation model and will be recognized over the requisite service period. The table below details the assumptions used in determining the fair value of the market-based restricted stock units.

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

Approximately 50% of these market-based restricted stock units granted include an accelerated vesting provision if a Qualified Transaction, as defined in the award agreement, takes place during the performance period (with a minimum vesting period of one year from the grant date). Upon the occurrence of a Qualified Transaction, the number of shares that vest are then based on the Company’s 20-day volume-weighted average closing stock price immediately preceding the transaction date. If a qualifying transaction is deemed probable, the award will be recognized over the adjusted requisite service period at a fair value determined using a Monte-Carlo simulation model ranging from $30.00 to $35.81 per unit, dependent upon the estimated timing of the transaction. Transactions of this nature are subject to many variables that are highly uncertain, including the receipt of regulatory approvals and market conditions. The Spin-Off resulted in a Qualified Transaction and as such, these market-based restricted stock units were subject to accelerated vesting as defined in the award agreement.

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

Stock Options

The SIP also provides for the grant of stock options to purchase shares of the Company’s common stock. The Compensation and Human Resource Committee has discretion to determine the material terms and conditions of option awards under the SIP, provided that (i) the exercise price must be no less than the fair market value of the Company’s common stock (defined as the closing price) on the date of grant, (ii) the term must be no longer than ten years, and (iii) in no event shall the normal vesting schedule provide for vesting in less than one year. Other terms and conditions of an award of stock options will be determined by the Compensation and Human Resource Committee as set forth in the agreement relating to that award. The Compensation and Human Resource Committee has authority to administer the SIP, except that the Committee on Directors and Governance of the Company’s Board of Directors will administer the SIP with respect to non-employee members of the Board of Directors. New shares of the Company’s common stock are issued as a result of stock option exercises.

During the years ended December 31, 2023 and December 31, 2022, the Company did not grant any stock options. During the year ended December 31, 2022, as discussed in Note 2, “Discontinued Operations”, the Company converted certain outstanding unvested LibertyX awards into the Company’s awards. LibertyX stock option awards were converted into the Company’s stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio (as defined in the acquisition agreement), and vested immediately. The value of the option awards was deemed attributable to services already rendered and was included as a portion of the purchase price.

During the year ended December 31, 2021, as discussed in Note 2, “Discontinued Operations”, the Company converted certain outstanding unvested Cardtronics awards into the Company’s awards. Cardtronics stock option awards were converted into the Company’s stock option awards with an exercise price per share for option awards equal to the exercise price per share of such stock option award immediately prior to the completion of the acquisition divided by the exchange ratio (as defined in the acquisition agreement) and will continue to be governed generally by the same terms and conditions as were applicable prior to the acquisition. The fair value of options that the Company assumed in connection with the acquisition of Cardtronics were estimated using the Black-Scholes model.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2023:

Shares in thousands	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1	8,696	$19.57
Granted	470	$23.59
Exercised	(122)	$17.00
Forfeited or expired	(248)	$35.04
Awards transferred to Atleos at Spin-Off	(470)	$23.59
Outstanding as of December 31	8,326	$19.09	2.30	$4.44
Fully vested and expected to vest as of December 31	8,326	$19.09	2.30	$4.44
Exercisable as of December 31	8,326	$19.09	2.30	$4.44

As of December 31, 2023, there was no unrecognized compensation cost related to unvested stock option grants.

The total intrinsic value of all options exercised was $1 million in 2023, $7 million in 2022, and $9 million in 2021. Cash received from option exercises under all share-based payment arrangements was $2 million in 2023, $1 million in 2022, and $25 million in 2021. There was $1 million and $2 million of tax benefits realized from option exercises in 2022 and 2021, respectively. There was no tax benefit realized from stock options exercised in 2023.

Employee Stock Purchase Plan

The Company’s amended Employee Stock Purchase Plan (“ESPP”) provides employees a 15% discount on stock purchases using a three-month look-back feature where the discount is applied to the stock price that represents the lower of the Company’s closing stock price on either the first day or the last day of each calendar quarter. Participants can contribute between 1% and 10% of their compensation. The amended ESPP was approved by the Company’s stockholders in 2016 and became effective January 1, 2017.

Employees purchased approximately 0.9 million shares in 2023, 1.3 million shares in 2022, and 0.8 million shares in 2021, for approximately $19 million in 2023, $29 million in 2022 and $26 million in 2021. A total of 4 million shares were originally authorized to be issued under the ESPP before its amendment. Under the amended ESPP, 10 million shares were newly authorized to be issued, plus any shares remaining unissued under the prior ESPP after the last 2016 purchase date. Approximately 4.6 million authorized shares remain unissued under our amended ESPP as of December 31, 2023.

10. EMPLOYEE BENEFIT PLANS

Pension and Postemployment Plans The Company sponsors defined benefit pension plans. Following the Spin-Off, NCR Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in accumulated other comprehensive loss, which were previously sponsored by the Company. Pursuant to the terms of the Spin-Off transaction documents, the Company is required to contribute 50% of the annual costs of the NCR Atleos U.S. pension plan to the extent NCR Atleos contributes more than $40 million on an annual basis beginning with the plan year ending December 31, 2024.

Internationally, the defined benefit plans are based primarily upon compensation and years of service. Certain international plans also no longer offer additional benefits and are closed to new participants. The Company’s funding policy is to contribute annually no less than the minimum required by applicable laws and regulations. Assets of the Company’s defined benefit plans are primarily invested in common and commingled trusts.

The Company recognizes the funded status of each applicable plan on the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. For pension plans, changes in the fair value of plan assets and net actuarial gains or losses are recognized upon remeasurement, which is at least annually in the fourth quarter of each year. For postemployment plans, changes to the funded status are recognized as a component of other comprehensive loss in stockholders’ equity.

Non-U.S. employees are typically covered under government-sponsored programs, and the Company generally does not provide postretirement benefits other than pensions to non-U.S. retirees. The Company generally funds these benefits on a pay-as-you-go basis.

The Company offers various postemployment benefits to involuntarily terminated and certain inactive employees after employment but before retirement. These benefits are paid in accordance with the Company’s established postemployment benefit practices and policies. Postemployment benefits include mainly severance as well as continuation of healthcare benefits and life insurance coverage while on disability. The Company provides appropriate accruals for these postemployment benefits. These postemployment benefits are funded on a pay-as-you-go basis.

Pension Plans Reconciliation of the beginning and ending balances of the benefit obligations for the Company’s pension plans are as follows:

	International Pension Benefits
In millions	2023	2022
Change in benefit obligation
Benefit obligation as of January 1	$178	$249
Net service cost	2	2
Interest cost	6	2
Actuarial (gain) loss	15	(43)
Benefits paid	(14)	(13)
Settlements	—	—
Plan participant contributions	—	—
Currency translation adjustments	5	(19)
Benefit obligation as of December 31	$192	$178
Accumulated benefit obligation as of December 31	$191	$175

A reconciliation of the beginning and ending balances of the fair value of the plan assets of the Company’s pension plans are as follows:

	International Pension Benefits
In millions	2023	2022
Change in plan assets
Fair value of plan assets as of January 1	$51	$64
Actual return on plan assets	10	(3)
Company contributions	13	12
Benefits paid	(14)	(13)
Settlement	—	—
Currency translation adjustments	(4)	(9)
Plan participant contributions	—	—
Fair value of plan assets as of December 31	$56	$51
The following table presents the funded status and the reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets and in Accumulated other comprehensive loss as of December 31:

	International Pension Benefits
In millions	2023	2022
Funded Status	$(136)	$(127)
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$43	$40
Current liabilities	(12)	(11)
Noncurrent liabilities	(167)	(156)
Net amounts recognized	$(136)	$(127)
Amounts recognized in accumulated other comprehensive loss
Prior service cost	—	—
Total	$—	$—

For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation and accumulated benefit obligation were $163 million and $162 million, respectively, as of December 31, 2023, and $147 million and $149 million, respectively, as of December 31, 2022. The fair value of assets was zero as of both December 31, 2023 and December 31, 2022.

The net periodic benefit (income) cost of the pension plans for the years ended December 31 was as follows:

In millions	International Pension Benefits
	2023	2022	2021
Net service cost	$2	$2	$2
Interest cost	6	2	1
Expected return on plan assets	(2)	(1)	(1)
Amortization of prior service cost	—	—	—
Actuarial (gain) loss	7	(41)	(7)
Net periodic benefit (income) cost	$13	$(38)	$(5)

The net actuarial loss in 2023 was primarily due to plan experience losses as well as a decrease in discount rates, partially offset by favorable returns on plan assets. Actuarial gains in 2022 were primarily due to an increase in discount rates partially offset by unfavorable returns on the fair value of plan assets. Actuarial gains in 2021 were primarily due favorable returns on plan assets.

The weighted average rates and assumptions used to determine benefit obligations as of December 31 were as follows:

	International Pension Benefits
	2023	2022
Discount rate	3.0%	3.4%
Rate of compensation increase	2.4%	1.0%

The weighted average rates and assumptions used to determine net periodic benefit (income) cost for the years ended December 31 were as follows:

	International Pension Benefits
	2023	2022	2021
Discount rate - Service Cost	1.8%	0.8%	0.6%
Discount rate - Interest Cost	3.4%	0.7%	0.3%
Expected return on plan assets	5.0%	2.1%	2.0%
Rate of compensation increase	1.0%	0.9%	0.7%

The weighted-average cash balance interest crediting rate for the Company’s cash balance defined benefit plans was 1.4% and 1.0% for the years ended December 31, 2023 and 2022, respectively.

The discount rate used to determine the International plans benefit obligations as of December 31, 2023 were derived by examining interest rate levels and trends within each country, particularly yields on high-quality, long-term corporate bonds, relative to our future expected cash flows.

The Company employs a building block approach as its primary approach in determining the long-term expected rate of return assumptions for plan assets. Historical market returns are studied and long-term relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatilities generate higher returns over the long run. Current market factors, such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established for each plan via a building block approach with proper rebalancing consideration. The result is then adjusted to reflect additional expected return from active management net of plan expenses. Historical plan returns, the expectations of other capital market participants, and peer data may be used to review and assess the results for reasonableness and appropriateness.

Plan Assets The weighted average asset allocations as of December 31, 2023 and 2022 by asset category are as follows:

	International Pension Fund
	Actual Allocation of Plan Assets as of December 31		Target Asset Allocation
	2023	2022
Equity and other investments(1)	66%	62%	62.5%
Debt securities(2)	34%	37%	37.2%
Other	1%	—%	0.3%
Total	100%	100%
(1) Includes equity securities and equities held in comingled trusts.
(2) Includes debt securities and debt held in comingled trusts.

The fair value of plan assets as of December 31, 2023 and 2022 by asset category is as follows:

		International
In millions	Notes	Fair Value as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities and other investments:
Common and commingled trusts - Equities	1	37	—	—	—	37
Fixed income securities:
Common and commingled trusts - Bonds	1	19	—	—	—	19
Total		$56	$—	$—	$—	$56

		International
In millions	Notes	Fair Value as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Not Subject to Leveling
Assets
Equity securities:
Common and commingled trusts - Equities	1	32	—	—	—	32
Fixed income securities:
Common and commingled trusts - Bonds	1	19	—	—	—	19
Total		$51	$—	$—	$—	$51

Notes:
1.Common/collective trusts and registered investment companies (RICs) such as mutual funds are valued using a Net Asset Value (NAV) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares or units outstanding. The fair value of the underlying securities within the fund, which are generally traded on an active market, are valued at the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager or independent third party to value investments.

Investment Strategy The Company has historically employed a total return investment approach, whereby a mix of fixed-income, equities and real estate investments are used to maximize the long-term return of plan assets subject to a prudent level of risk. The risk tolerance is established for each plan through a careful consideration of plan liabilities, plan funded status and corporate financial condition. When considering assets for investment, the Company considers the expected rate of return and the risk of return, among others, of each potential investment. Investment risk is measured and monitored on an ongoing basis through regular performance reporting, investment manager reviews, actuarial liability measurements and periodic investment strategy reviews.

Postemployment Benefits Reconciliation of the beginning and ending balances of the benefit obligation for the Company’s postemployment plan was:

	Postemployment Benefits
In millions	2023	2022
Change in benefit obligation
Benefit obligation as of January 1	$93	$64
Service cost(1)	15	58
Interest cost	2	1
Benefits paid	(54)	(18)
Foreign currency exchange	—	(3)
Actuarial (gain) loss	9	(9)
Benefit obligation as of December 31	$65	$93
(1) During the year ended December 31, 2022, the Company recorded approximately $50 million in employee severance charges related to actions taken in the second half of the year.

The following table presents the funded status and the reconciliation of the unfunded status to amounts recognized in the Consolidated Balance Sheets and in Accumulated other comprehensive loss at December 31:

	Postemployment Benefits
In millions	2023	2022
Benefit obligation	$65	$93
Amounts recognized in the Consolidated Balance Sheets
Current liabilities	$22	$57
Noncurrent liabilities	43	36
Net amounts recognized	$65	$93
Amounts recognized in Accumulated other comprehensive loss
Net actuarial (gain) loss	$9	$(9)
Amortization of gain (loss)	1	—
Amortization of prior service cost	1	1
Total	$11	$(8)

The net periodic benefit cost of the postemployment plan for the years ended December 31 was:

In millions	Postemployment Benefits
	2023	2022	2021
Service cost	$15	$58	$15
Interest cost	2	1	1
Amortization of:
Prior service benefit	(1)	(1)	(1)
Actuarial gain	(1)	—	(1)
Net periodic benefit cost	$15	$58	$14

The weighted average assumptions utilized in accounting for postemployment benefit obligations as of December 31 and for postemployment benefit costs for the years ended December 31 were:

	Postemployment Benefit Obligations		Postemployment Benefit Costs
	2023	2022	2023	2022	2021
Discount rate for severance plan	4.1%	5.1%	5.1%	2.3%	1.4%
Salary increase rate	3.4%	3.1%	3.1%	2.6%	2.0%
Involuntary turnover rate	3.8%	3.8%	3.8%	3.8%	3.8%

Cash Flows Related to Employee Benefit Plans

Cash Contributions The Company plans to contribute approximately $13 million to the international pension plans in 2024. The Company also plans to make contributions of approximately $21 million to the postemployment plan in 2024.

Estimated Future Benefit Payments The Company expects to make the following benefit payments reflecting past and future service from its pension and postemployment plans:

In millions	International Pension Benefits	Postemployment Benefits
Year
2024	$15	$21
2025	$14	$8
2026	$14	$8
2027	$14	$7
2028	$14	$7
2029-2033	$60	$31

Savings Plans U.S. employees and many international employees participate in defined contribution savings plans. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary elections. The Company’s matching contributions typically are subject to a maximum percentage or level of compensation. Employee contributions can be made pre-tax, after-tax or a combination thereof. The expense under the U.S. plan was approximately $22 million in 2023, $26 million in 2022, and $22 million in 2021. The expense under international and subsidiary savings plans was $11 million in 2023, $11 million in 2022, and $14 million in 2021.

Amounts to be Recognized The amounts in Accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (income) during 2024 are less than $1 million.

11. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to various proceedings, lawsuits, claims and other matters, including, for example, those that relate to the environment and health and safety, labor and employment, employee benefits, import/

export compliance, patents or other intellectual property, data privacy and security, product liability, commercial disputes and regulatory compliance, among others. Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, environmental safety and the discharge of materials into the environment, product safety, import and export compliance, data privacy and security, antitrust and competition, government contracting, anti-corruption, and labor and human resources, which are rapidly changing and subject to many possible changes in the future. Compliance with these laws and regulations, including changes in accounting standards, taxation requirements, and federal securities laws among others, may create a substantial burden on, and substantially increase costs to the Company or could have an impact on the Company’s future operating results. The Company has reflected all liabilities when a loss is considered probable and reasonably estimable in the Consolidated Financial Statements. We do not believe there is a reasonable possibility that losses exceeding amounts already recognized have been incurred, but there can be no assurances that the amounts required to satisfy alleged liabilities from such matters will not impact future operating results. Other than as stated below, the Company does not currently expect to incur material capital expenditures related to such matters. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various lawsuits, claims, legal proceedings and other matters, including, but not limited to the Kalamazoo River environmental matter and other matters discussed above and below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in the Company’s Consolidated Financial Statements or will not have a material adverse effect on its consolidated results of operations, capital expenditures, competitive position, financial condition or cash flows.

Environmental Matters The Company’s facilities and operations are subject to a wide range of environmental protection laws, and the Company has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, the Company has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (“PRP”) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state statutes. Following the Spin-Off, the Company will retain the responsibility to manage the identified environmental liabilities and remediations, subject however to an indemnity obligation by NCR Atleos to contribute 50% of the costs of certain environmental liabilities after an annual $15 million funding threshold is met. Other than the Kalamazoo River matter and the Ebina matter discussed below, we currently do not anticipate material expenses and liabilities from these environmental matters.

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

The cost of the Fox River remediation has been shared with three parties (the previously reported API having fully satisfied its obligations in 2016, and is now bankrupt): B.A.T. Industries p.l.c. (“BAT”) as co-obligor, and AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) as indemnitors. Under a 1998 Cost Sharing Agreement and subsequent 2005 arbitration award (collectively, the “Cost Sharing Agreement”), from 2008 through 2014, BAT paid 60% of the cost of the Fox River clean-up and natural resource damages (“NRD”). Pursuant to a September 30, 2014 Funding Agreement (the “Funding Agreement”), BAT funded 50% of the Company’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides the Company contractual avenues for a future payment of, via direct and third-party sources, (1) the difference between BAT’s 60% obligation under the Cost Sharing Agreement on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, as well as (2) the difference between the amount the Company received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement for the period from April 2012 through September 2014 (collectively, the “Funding Agreement Receivable”). Pursuant to a June 12, 2015 Letter Agreement, the Company’s contractual avenue for direct payment by BAT was effectively stayed pending completion of other unrelated lawsuits by BAT against third-parties. As of December 31, 2023 and 2022, the Funding Agreement Receivable was approximately $54 million and was included in Other assets in the Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River remaining reserve.

Additionally, under a 1996 Divestiture Agreement, AT&T and Nokia have been responsible severally (not jointly) for indemnifying the Company for certain portions of the amounts paid by the Company for the Fox River matter over a defined threshold and subject to certain offsets for insurance recoveries and net tax benefits (the “Divestiture Agreement Offsets”), if any. (The Divestiture Agreement governs certain aspects of AT&T’s divestiture of the Company and of what was then known as Lucent Technologies.) Those companies have made the payments requested of them by the Company on an ongoing basis. The Company, AT&T and Nokia are currently discussing a final reconciliation of the Divestiture Agreement Offsets, but the timing for a final reconciliation is uncertain.

Accordingly, there could be additional changes to some elements of the Company’s remaining obligation over upcoming periods, in view of the final reconciliation of the Funding Agreement Receivable and the Divestiture Agreement Offsets. Thus, there can be no assurance that unexpected expenditures and liabilities will not have a material effect on the Company’s capital expenditures, earnings, financial condition, cash flows, or competitive position. As of December 31, 2023, we have no remaining liability for remedial obligations for the Fox River matter. As of December 31, 2023 and 2022, the liability subject to final reconciliation with indemnitors under the Divestiture Agreement was approximately $22 million.

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

In November 2023, the USEPA issued a conditional approval for a work plan to remediate one area of the river (referred to by USEPA as Area 4) for which the Company has remediation responsibility. The Company is currently working with the USEPA to define the conditions for approval and the scope of work needed to be completed. The conditional approval provided the Company with sufficient information to estimate the cost of remediation for this area of the river and necessitated an increase in the Kalamazoo reserve.

As of December 31, 2023 and 2022, the total reserve for Kalamazoo was $141 million and $90 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company’s co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors’ and indemnitors’ obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $155 million and the Company will continue to pursue such contribution.

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

Ebina The Company is engaged in cooperative regulatory compliance activities with the government of Japan in connection with certain environmental contaminants generated in its past operations in that country. The Company has quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes are stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. Over the past several years Japan has enacted and amended legislation governing such wastes, and has set a current deadline for treating and disposing of (at government-constructed disposal facilities) the highest-concentration wastes by 2027. Lower-concentration wastes can be and have been disposed of via private contractors, and as of December 31, 2023, the Company had disposed of approximately 99% of its lower-concentration wastes and approximately 98% of its higher-concentration wastes.

The Company and its consultants have met and communicated regularly with the Japanese agency charged with administration of the law, and are working with that agency on a program to manage disposal of the high-concentration wastes, including tests of technologies to make the disposal more efficient. The government has given its final approvals, and the Company started to dispose of the high-concentration wastes in 2021, with final deadlines for various of the government-constructed disposal sites currently set for 2023 and later. Low-concentration wastes are required to be contracted for disposal by 2027, a timetable that the Company expects to meet. In September 2019, the Company’s environmental consultants, following a series of communications and meetings with the Japanese agency, at the Company’s request prepared an estimate of remaining disposal costs over the coming several years. While the estimate is subject to a range of assumptions and uncertainties, including prospects of cost reduction in coordination with the agency as certain field testing to separate high-concentration and low-concentration waste progresses over the coming years, the Company adjusted its existing reserve for the matter to take into account this cost estimate. The reserve as of both December 31, 2023 and 2022 is $7 million. The Japan environmental waste issue is treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement. NCR Atleos does not have any indemnification obligations to the Company in connection with the Ebina matter, and this remediation is expected to be completed during the remainder of the year or early next year.

Environmental-Related Insurance Recoveries In connection with the Fox River and other environmental sites, through December 31, 2023, the Company has received a combined gross total of approximately $212 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but it has recovered some amounts as a result of settlement discussions with certain carriers. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.
Environmental Remediation Estimates It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. The Company records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable; in accordance with accounting guidance, where liabilities are not expected to be quantifiable or estimable for a period of years, the estimated costs of investigating those liabilities are recorded as a component of the reserve for that particular site. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other PRPs, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in the Company’s Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for indemnity insurance, third-party indemnity claims or recoveries from other PRPs, except as qualified in the following sentences. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the amounts are recorded in the Consolidated Financial Statements. For the Fox River and Kalamazoo River sites, as described above, assets relating to the AT&T and Nokia indemnities and to the BAT obligations are recorded as payment is supported by contractual agreements, public filings and/or payment history.
Guarantees and Product Warranties In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. The Company believes the likelihood of having to perform under any such guarantee is remote. As of December 31, 2023 and 2022, the Company had no material obligations related to such guarantees, and therefore its Consolidated Financial Statements do not have any associated liability balance.

The Company provides its customers a standard manufacturer’s warranty and records, at the time of the sale, a corresponding estimated liability for potential warranty costs. Estimated future obligations due to warranty claims are based upon historical factors, such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, the total customer revenue is recognized, provided that all revenue recognition criteria are otherwise satisfied, and the associated warranty liability is recorded using pre-established warranty percentages for the respective product classes. Warranty reserve liabilities are presented in Other current liabilities and Other liabilities in the Consolidated Balance Sheets.

From time to time, product design or quality corrections are accomplished through modification programs. When identified, associated costs of labor and parts for such programs are estimated and accrued as part of the warranty reserve.

In addition, the Company provides its customers with certain indemnification rights, subject to certain limitations and exceptions. In some cases, the Company agrees to defend and indemnify its customers from third-party lawsuits alleging patent or other infringement of Company solutions based on its customers’ use of them. On limited occasions the Company will undertake to indemnify a customer for business, rather than contractual, reasons. From time to time, the Company also enters into agreements in connection with its acquisition and divestiture activities that include indemnification obligations by the Company. The fair value of these indemnification obligations is not readily determinable due to the conditional nature of the Company’s potential obligations, certain limitations to liability and indemnity exclusions that appear in certain of the Company’s agreements, and the specific facts and circumstances involved with each particular agreement. Historically, the Company has not recorded a liability in connection with these indemnifications. From time to time the Company has provided indemnification under these circumstances, none of which has resulted in material liabilities, and the Company expects these indemnities will continue to arise in the future.

Purchase Commitments The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. This includes a long-term service agreement with Accenture, under which many of the Company’s key transaction processing activities and functions are performed.

12. LEASING

The following table presents our lease balances as of December 31:

In millions	Location in the Consolidated Balance Sheet	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$236	$272
Finance lease assets	Property, plant and equipment, net	71	59
Accumulated Amortization of Finance lease assets	Property, plant and equipment, net	(57)	(49)
Total leased assets		$250	$282
Liabilities
Current
Operating lease liabilities	Other current liabilities	$44	$52
Finance lease liabilities	Other current liabilities	8	9
Noncurrent
Operating lease liabilities	Operating lease liabilities	254	286
Finance lease liabilities	Other liabilities	7	3
Total lease liabilities		$313	$350

The following table presents our lease costs for operating and finance leases:

In millions	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Operating lease cost	$72	$77	$98
Finance lease cost
Amortization of leased assets	13	13	14
Interest on lease liabilities	1	1	1
Short-Term lease cost	—	3	3
Variable lease cost	29	23	21
Sublease income	(3)	—	—
Total lease cost	$112	$117	$137

The following table presents the supplemental cash flow information:

In millions	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$76	$82	$102
Operating cash flows from finance leases	$1	$1	$1
Financing cash flows from finance leases	$14	$13	$14
Lease Assets Obtained in Exchange for Lease Obligations
Operating Leases	$16	$4	$107
Finance Leases	$(1)	$—	$2

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2023:

In millions	Operating Leases	Finance Leases
2024	$61	$9
2025	46	6
2026	39	1
2027	39	—
2028	38	—
Thereafter	164	—
Total lease payments	387	16
Less: Amount representing interest	89	1
Present value of lease liabilities	$298	$15

As of December 31, 2023, all material operating leases had commenced.

The following table presents the weighted average remaining lease term and interest rates:

	December 31, 2023	December 31, 2022
Weighted average lease term:
Operating leases	8.3 years	8.8 years
Finance leases	2.2 years	1.2 years
Weighted average interest rates:
Operating leases	6.14%	6.01%
Finance leases	3.38%	3.08%

13. SERIES A PREFERRED STOCK

On December 4, 2015, the Company issued 820,000 shares of Series A Convertible Preferred Stock to certain entities affiliated with the Blackstone Group L.P. (collectively, “Blackstone”) for an aggregate purchase price of $820 million, or $1,000 per share, pursuant to an Investment Agreement between the Company and Blackstone, dated November 11, 2015. In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $26 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental expenses originally reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2024.

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

On September 18, 2019, the Company entered into an agreement to repurchase and convert the outstanding 512,221 shares of Series A Convertible Preferred Stock owned by Blackstone. The Company repurchased 237,673 shares of Series A Convertible Preferred Stock for total cash consideration of $302 million. The remaining shares of Blackstone’s Series A Convertible Preferred Stock, including accrued dividends, were converted to approximately 9.2 million shares of common stock at a conversion price of $30.00 per share.

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

On October 6, 2020, the Company entered into a definitive agreement to repurchase 67,000 shares of Series A Convertible Preferred Stock from two affiliated shareholders for a total cash consideration of $72 million. The transaction closed on October 7, 2020. On October 12, 2020, the Company entered into a definitive agreement to repurchase 65,365 shares of Series A Convertible Preferred Stock owned by two affiliated shareholders for a total cash consideration of $72 million. The transaction closed on October 13, 2020. The excess of the fair value of consideration transferred over the carrying value was approximately $12 million, and has been included as a deemed dividend in adjusting the income from common stockholders in calculating earnings per share.

Dividend Rights The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Convertible Preferred Stock has a liquidation preference of $1,000 per share. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, which was payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the years ended December 31, 2023, 2022 and 2021, the Company did not pay dividends-in-kind associated with the Series A Convertible Preferred Stock. Cash dividends of $15 million were declared during the years ended December 31, 2023, 2022 and 2021.

Conversion Features Prior to the close of business on October 17, 2023, the Series A Convertible Preferred Stock was convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As a result of the Spin-Off, the conversion rate of the Series A Convertible Preferred Stock was adjusted pursuant to its terms to 57.560 shares of common stock per share of Series A Convertible Preferred Stock, effective immediately after the close of business on October 17, 2023. As of December 31, 2023 and 2022, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 15.9 million and 9.2 million shares, respectively. The conversion rate is subject to the following customary anti-dilution and other adjustments:

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
•the issuance of a dividend or similar distribution in-kind, which can include shares of any class of capital stock, evidences of the Company’s indebtedness, assets or other property or securities, to holders of common stock;
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

The Series A Convertible Preferred Stock, and the associated dividends for the first sixteen payments, did not generate a beneficial conversion feature (“BCF”) upon issuance as the fair value of the Company’s common stock was greater than the conversion price. The Company will determine and, if required, measure a BCF based on the fair value of our stock price on the date dividends are declared subsequent to the sixteenth dividend. If a BCF is recognized, a reduction to retained earnings and the Series A Convertible Preferred Stock will be recorded, and then subsequently accreted through the first redemption date.

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

14. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income or loss attributable to NCR Voyix, less any dividends (declared or cumulative undeclared), deemed dividends, accretion or decretion, redemption or induced conversion on our Series A Convertible Preferred Stock, by the weighted average number of shares outstanding during the period.

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

The holders of Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not have non-forfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not qualify as participating securities. See Note 9, “Stock Compensation Plans”, for share information on NCR Voyix’s stock compensation plans.

The components of basic and diluted earnings (loss) per share are as follows:

In millions, except per share amounts	Year ended December 31
	2023	2022	2021
Numerator:
Income (loss) from continuing operations	$(586)	$(203)	$(337)
Series A convertible preferred stock dividends	(16)	(16)	(16)
Net income (loss) from continuing operations attributable to NCR Voyix common stockholders	(602)	(219)	(353)
Income (loss) from discontinued operations, net of tax	163	263	434
Net income (loss) attributable to NCR Voyix common stockholders	$(439)	$44	$81

Denominator:
Basic and diluted weighted average number of shares outstanding	140.6	136.7	131.2

Basic and diluted earnings (loss) per share:
From continuing operations	$(4.28)	$(1.60)	$(2.69)
From discontinued operations	1.16	1.92	3.31
Total basic and diluted earnings per share	$(3.12)	$0.32	$0.62

For 2023, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, potential common shares that would cause dilution, such as Series A Convertible Preferred Stock, restricted stock units and stock options, were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 10.6 million for the as-if converted Series A Convertible Preferred Stock because the effect would be anti-dilutive. Additionally, for 2023, weighted average restricted stock units and stock options of 12.1 million were excluded from the diluted share count because their effect would have been anti-dilutive. Refer to Note 13, “Series A Convertible Preferred Stock”, for additional discussion related to the transaction impacting the Series A Convertible Preferred Stock.

For 2022, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, potential common shares that would cause dilution, such as Series A Convertible Preferred Stock, restricted stock units and stock options, were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 9.2 million for the as-if converted Series A Convertible Preferred Stock because the effect would be anti-dilutive. Additionally, for 2022, weighted average restricted stock units and stock options of 11.0 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For 2021, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, potential common shares that would cause dilution, such as Series A Convertible Preferred Stock, restricted stock units and stock options, were excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 9.2 million for the as-if converted Series A Convertible Preferred Stock because the effect would have been anti-dilutive. Additionally, for 2021, weighted average restricted stock units and stock options of 12.5 million were excluded from the diluted share count because their effect would have been anti-dilutive.

15. DERIVATIVES AND HEDGING INSTRUMENTS

The Company is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We manage interest rate risk associated with our vault cash rental obligations and floating rate-debt by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. The Company previously used interest rate cap agreements or interest rate swap contracts (“Interest Rate Derivatives”) to manage differences in the amount, timing and duration of known or expected cash payments related to our previous TLA Facility.

Further, a substantial portion of our operations and revenue occur outside the United States and, as such, the Company has exposure to approximately 40 functional currencies. Our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates. The Company seeks to mitigate such impact by hedging its foreign currency transaction exposure using foreign currency forward and option contracts. We do not enter into hedges for speculative purposes.

Foreign Currency Exchange Risk The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company designates foreign exchange contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the Company’s marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of December 31, 2023, the balance in AOCI related to foreign exchange derivative transactions was zero.

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

In March 2022, the Company executed $2.2 billion aggregate notional amount interest rate swap contracts that began April 1, 2022 and had an original termination date of April 1, 2025. These interest rate swap contracts had fixed rates ranging from 2.078% to 2.443%, and were designated as cash flow hedges of the floating rate interest associated with the Company’s TLA Facility.

In June 2022, the Company terminated the outstanding $2.4 billion aggregate notional interest rate swap contracts maturing in 2025 for proceeds of $55 million. The gains will be recognized ratably primarily through April 1, 2025, corresponding to the term of the original interest rate swap agreements.

As of September 30, 2023, it was determined that the transactions underlying the unrealized gains on terminated interest rate swap agreement for the TLA facility reported in Accumulated other comprehensive income were probable of not occurring under ASC 815, Derivatives and Hedging. As such, $18 million of unrealized gains were recognized in Interest Expense in the Consolidated Statements of Operations for the year ended December 31, 2023. As of December 31, 2023 and December 31, 2022, the balance in AOCI related to Interest Rate Derivatives was zero and $109 million, respectively.

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	December 31, 2023
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$5	Other current liabilities		$(4)
Total derivatives not designated as hedging instruments		$402	$5		$207	$(4)
Total derivatives			$5			$(4)

	Fair Values of Derivative Instruments
	December 31, 2022
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$1	Other current liabilities		$(2)
Total derivatives not designated as hedging instruments		$376	$1		$373	$(2)
Total derivatives			$1			$(2)

The effects of derivative instruments on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative				Amount of (Gain) Loss Reclassified from AOCI into the Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021	Location of (Gain) Loss Reclassified from AOCI into the Consolidated Statements of Operations	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Interest rate contracts	$—	$116	$5	Cost of services	$—	$(8)	$1
Interest rate contracts	$—	$36	$4	Interest expense	$(31)	$(10)	$—

In millions		Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Consolidated Statements of Operations	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Foreign exchange contracts	Other income (expense), net	$(8)	$(15)	$(12)

The following tables show the impact of the Company’s cash flow hedge accounting relationships on the Consolidated Statement of Operations for the years ended December 31, 2023, 2022, and 2021.

	Location and Amount of (Gain) Loss Recognized in Income on Cash Flow Hedging Relationships for the years ended December 31:
In millions	Cost of Services			Cost of Products			Interest Expense
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Total amount of expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,758	$1,664	$1,735	$1,110	$1,151	$1,032	$(294)	$(285)	$(238)

Amount of (gain) loss reclassified from Accumulated other comprehensive loss, net of expense	$—	$(8)	$1	$—	$—	$—	$(31)	$(10)	$—

Refer to Note 16, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. NCR Voyix’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of December 31, 2023 and 2022, the Company did not have any major concentration of credit risk related to financial instruments.

16. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2023 and 2022 are set forth as follows:

		December 31, 2023				December 31, 2022
		Fair Value Measurements Using				Fair Value Measurements Using
In millions	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds(1)	$—	$—	$—	$—	$16	$16	$—	$—
Foreign exchange contracts(2)	5	—	5	—	1	—	1	—
Total	$5	$—	$5	$—	$17	$16	$1	$—
Liabilities:
Foreign exchange contracts(3)	4	—	4	—	2	—	2	—
Total	$4	$—	$4	$—	$2	$—	$2	$—
(1) Included in Cash and cash equivalents in the Consolidated Balance Sheets.
(2) Included in Prepaid and other current assets in the Consolidated Balance Sheets.
(3) Included in Other current liabilities in the Consolidated Balance Sheets.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of December 31, 2023, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The Company measures certain assets, including intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value when initially valued and when deemed to be impaired. Additionally, the Company reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. The Company carries equity investments in privately-held companies at cost or at fair value when the Company recognizes an other-than-temporary impairment charge. No material impairment charges or non-recurring fair value adjustments were recorded during the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income (“AOCI”) by Component

The changes in AOCI for the years ended December 31 are as follows:

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2020	$(245)	$(26)	$—	$(271)
Other comprehensive (loss) income before reclassifications	(30)	4	7	(19)
Amounts reclassified from AOCI	—	(2)	1	(1)
Net current period other comprehensive (loss) income	(30)	2	8	(20)
Balance at December 31, 2021	$(275)	$(24)	$8	$(291)
Other comprehensive (loss) income before reclassifications	(129)	21	117	9
Amounts reclassified from AOCI	—	(2)	(16)	(18)
Net current period other comprehensive (loss) income	(129)	19	101	(9)
Balance at December 31, 2022	$(404)	$(5)	$109	$(300)
Other comprehensive (loss) income before reclassifications	$85	$(7)	$—	$78
Amounts reclassified from AOCI	—	(1)	(24)	(25)
Net current period other comprehensive (loss) income	$85	$(8)	$(24)	$53
Spin-Off of NCR Atleos	(105)	8	(85)	(182)
Balance at December 31, 2023	$(424)	$(5)	$—	$(429)

Reclassifications Out of AOCI

The reclassifications out of AOCI for the years ended December 31 are as follows:

	For the year ended December 31, 2023
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	(1)	(1)	—	(2)
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	(31)	(31)
Total before tax	$(1)	$(1)	$(31)	$(33)
Tax expense				8
Total reclassifications, net of tax				$(25)

	For the year ended December 31, 2022
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	(1)	(1)	(8)	(10)
Selling, general and administrative expenses	1	(1)	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	(10)	(10)
Total before tax	$—	$(2)	$(18)	$(20)
Tax expense				2
Total reclassifications, net of tax				$(18)

	For the year ended December 31, 2021
	Employee Benefit Plans
In millions	Actuarial Losses Recognized	Amortization of Prior Service Benefit	Effective Cash Flow Hedges	Total
Affected line in Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	(2)	1	(1)
Selling, general and administrative expenses	(1)	—	—	(1)
Research and development expenses	—	1	—	1
Total before tax	$(1)	$(1)	$1	$(1)
Tax expense				—
Total reclassifications, net of tax				$(1)

18. SUPPLEMENTAL FINANCIAL INFORMATION
The components of Other income (expense), net are summarized as follows for the years ended December 31:

In millions	2023	2022	2021
Other income (expense), net
Interest income	$13	$13	$8
Foreign currency fluctuations and foreign exchange contracts	(28)	(17)	(2)
Bank-related fees	(28)	(9)	(27)
Employee benefit plans(1)	(8)	40	9
Other, net	(28)	(9)	(1)
Total other income (expense), net	$(79)	$18	$(13)
(1) For the year ended December 31, 2023, the actuarial loss related to the remeasurement of our pension plan assets and liabilities was $7 million. For the year ended December 31, 2022, the actuarial gain related to the remeasurement of our pension plan assets and liabilities was $41 million. For the year ended December 31, 2021, the actuarial gain related to the remeasurement of our pension plan assets and liabilities was $7 million.

The components of inventory are summarized as follows:

In millions	December 31, 2023	December 31, 2022
Inventories
Work in process and raw materials	$14	$48
Finished goods	112	166
Service parts	128	143
Total inventories	$254	$357

The components of property, plant and equipment, net are summarized as follows:

In millions	December 31, 2023	December 31, 2022
Property, plant and equipment
Land and improvements	$1	$2
Buildings and improvements	208	145
Machinery and other equipment	476	570
Finance lease assets	71	59
Property, plant and equipment, gross	756	776
Less: accumulated depreciation	(544)	(549)
Total property, plant and equipment, net	$212	$227

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the Company’s unaudited results of operations for each of the quarters in the fiscal years 2023 and 2022, which has been retrospectively adjusted to reflect NCR Atleos historical financial results as discontinued operations. The December 31, 2023 quarterly information has been revised for the impact of the fraudulent ACH disbursements, as discussed in Note 20, “Revised 2023 Quarterly Financial Information (Unaudited)”. The following quarterly financial data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In millions, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
Total revenue	$922	$967	$978	$963
Gross margin	234	276	271	181
Income (loss) from operations	29	67	71	(130)
Income from continuing operations	(65)	(41)	(222)	(258)
Income (loss) from discontinued operations, net of taxes	73	57	94	(61)
Net income (loss)	8	16	(128)	(319)
Net (loss) income attributable to common stockholders	3	13	(133)	(322)
Income (loss) per share attributable to common stockholders:
Continuing operations	$(0.49)	$(0.32)	$(1.60)	$(1.85)
Discontinued operations	0.51	0.41	0.66	(0.43)
Net income attributable to common shareholders	0.02	0.09	(0.94)	(2.28)
Diluted earnings (loss) per share:
Continuing operations	$(0.49)	$(0.32)	$(1.60)	$(1.85)
Discontinued operations	0.51	0.41	0.66	(0.43)
Diluted earnings per share attributable to common shareholders	0.02	0.09	(0.94)	(2.28)

2022
Total revenue	$917	$950	$960	$966
Gross margin	210	224	281	263
Income (loss) from operations	(1)	24	55	58
Income from continuing operations	(96)	(57)	(38)	(12)
Income (loss) from discontinued operations, net of taxes	61	100	107	(6)
Net income (loss)	(35)	43	69	(18)
Net (loss) income attributable to common stockholders	(38)	37	65	(20)
Income (loss) per share attributable to common stockholders:
Continuing operations	$(0.72)	$(0.46)	$(0.31)	$(0.12)
Discontinued operations	0.44	0.73	0.78	(0.03)
Net income attributable to common shareholders	(0.28)	0.27	0.47	(0.15)
Diluted earnings (loss) per share:
Continuing operations	$(0.72)	$(0.46)	$(0.31)	$(0.12)
Discontinued operations	0.44	0.73	0.78	(0.03)
Diluted earnings per share attributable to common shareholders	(0.28)	0.27	0.47	(0.15)

20. REVISED 2023 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

As described in Note 1, “Basis of Presentation and Significant Accounting Policies”, in February 2024, the Company identified fraudulent ACH disbursements from a Company bank account. Through September 30, 2023, the Company incorrectly recorded approximately $11 million in an accounts receivable clearing account instead of as operating expenses, of which $2 million related to annual periods prior to 2023. The Company evaluated the impact of the errors and concluded they are not material to any previously issued interim consolidated financial statements. As a result of these errors, and the related income tax effects, the

Company has revised the financial information for NCR Voyix as of and for each of the periods ended March 31, 2023, June 30, 2023 and September 30, 2023. Additionally, the Company corrected other immaterial errors which originally resulted in the understatement of operating expenses related to prepaid assets and accrued expenses. The Company intends to reflect these revisions in its Quarterly Reports to be filed on Form 10-Q.

The following table sets forth the Company’s results of operations for each of the first three quarters in the year ended December 31, 2023, which has been retrospectively adjusted to reflect NCR Atleos historical financial results as discontinued operations and the revision impact of the fraudulent ACH disbursements and other immaterial errors. The following quarterly financial data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended March 31, 2023
In millions, except per share amounts	As reported	Discontinued operations	Adjustment	As recasted and revised
Product revenue	$521	$229	$—	$292
Service revenue	1,370	740	—	630
Total revenue	1,891	969	—	922
Cost of products	456	187	—	269
Cost of services	969	550	—	419
Selling, general and administrative expenses	292	138	2	156
Research and development expenses	64	15	—	49
Total operating expenses	1,781	890	2	893
Income (loss) from operations	110	79	(2)	29
Loss on extinguishment of debt	—	—	—	—
Interest expense	(83)	—	—	(83)
Other income (expense), net	(3)	1	—	(4)
Income (loss) from continuing operations before income taxes	24	80	(2)	(58)
Income tax expense (benefit)	14	7	—	7
Income from continuing operations	10	73	(2)	(65)
Income (loss) from discontinued operations, net of tax	—	(73)	—	73
Net income (loss)	10	—	(2)	8
Net income (loss) attributable to noncontrolling interests	1	1	—	—
Net income attributable to noncontrolling interests of discontinued operations	—	(1)	—	1
Net income (loss) attributable to NCR Voyix	9	—	(2)	7
Amounts attributable to NCR Voyix common stockholders
Income (loss) from continuing operations	9			(65)
Series A convertible preferred stock dividends	(4)			(4)
Income (loss) from continuing operations attributable to NCR Voyix	5			(69)
Income (loss) from discontinued operations, net of tax	—			72
Net income (loss) attributable to NCR Voyix common stockholders	5			3
Income (loss) per share attributable to common stockholders:
Basic earnings (loss) per share:
Continuing operations	$0.04			$(0.49)
Discontinued operations	—			0.51
Net income attributable to common shareholders	$0.04			$0.02
Diluted earnings (loss) per share:
Continuing operations	$0.04			$(0.49)
Discontinued operations	—			0.51
Diluted earnings per share attributable to common shareholders	$0.04			$0.02

	Three months ended June 30, 2023				Six months ended June 30, 2023
In millions, except per share amounts	As reported	Discontinued operations	Adjustment	As recasted and revised	As reported	Discontinued operations	Adjustment	As recasted and revised
Product revenue	$576	$259	$—	$317	$1,097	$488	$—	$609
Service revenue	1,410	760	—	650	2,780	1,500	—	1,280
Total revenue	1,986	1,019	—	967	3,877	1,988	—	1,889
Cost of products	478	205	—	273	934	392	—	542
Cost of services	970	552	—	418	1,939	1,102	—	837
Selling, general and administrative expenses	333	169	3	167	625	307	5	323
Research and development expenses	57	15	—	42	121	30	—	91
Total operating expenses	1,838	941	3	900	3,619	1,831	5	1,793
Income (loss) from operations	148	78	(3)	67	258	157	(5)	96
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Interest expense	(91)	—	—	(91)	(174)	—	—	(174)
Other income (expense), net	(8)	1	—	(9)	(11)	2	—	(13)
Income (loss) from continuing operations before income taxes	49	79	(3)	(33)	73	159	(5)	(91)
Income tax expense (benefit)	30	21	(1)	8	44	28	(1)	15
Income from continuing operations	19	58	(2)	(41)	29	131	(4)	(106)
Income (loss) from discontinued operations, net of tax	(1)	(58)	—	57	(1)	(131)	—	130
Net income (loss)	18	—	(2)	16	28	—	(4)	24
Net income (loss) attributable to noncontrolling interests	(1)	(1)	—	—	—	—	—	—
Net income (loss) attributable to noncontrolling interests from discontinued operations	—	1	—	(1)	—	—	—	—
Net income (loss) attributable to NCR Voyix	19	—	(2)	17	28	—	(4)	24
Amounts attributable to NCR Voyix common stockholders
Income (loss) from continuing operations	20			(41)	29			(106)
Series A convertible preferred stock dividends	(4)			(4)	(8)			(8)
Income (loss) from continuing operations attributable to NCR Voyix	16			(45)	21			(114)
Income (loss) from discontinued operations, net of tax	(1)			58	(1)			130
Net income (loss) attributable to NCR Voyix common stockholders	15			13	20			16
Income (loss) per share attributable to common stockholders:
Basic earnings (loss) per share:
Continuing operations	$0.11			$(0.32)	$0.15			$(0.81)
Discontinued operations	(0.01)			0.41	(0.01)			0.92
Net income attributable to common shareholders	$0.11			$0.09	$0.14			$0.11
Diluted earnings (loss) per share:
Continuing operations	$0.11			$(0.32)	$0.15			$(0.81)
Discontinued operations	(0.01)			0.41	(0.01)			0.92
Diluted earnings per share attributable to common shareholders	$0.11			$0.09	$0.14			$0.11

	Three months ended September 30, 2023				Nine months ended September 30, 2023
In millions, except per share amounts	As reported	Discontinued operations	Adjustment	As recasted and revised	As reported	Discontinued operations	Adjustment	As recasted and revised
Product revenue	$560	$242	$—	$318	$1,657	$730	$—	$927
Service revenue	1,457	797	—	660	4,237	2,297	—	1,940
Total revenue	2,017	1,039	—	978	5,894	3,027	—	2,867
Cost of products	465	196	—	269	1,399	588	—	811
Cost of services	925	488	1	438	2,864	1,591	1	1,274
Selling, general and administrative expenses	331	175	6	162	956	481	11	486
Research and development expenses	54	16	—	38	175	46	—	129
Total operating expenses	1,775	875	7	907	5,394	2,706	12	2,700
Income (loss) from operations	242	164	(7)	71	500	321	(12)	167
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Interest expense	(85)	(2)	—	(83)	(259)	(2)	—	(257)
Other income (expense), net	(44)	(19)	—	(25)	(55)	(17)	—	(38)
Income (loss) from continuing operations before income taxes	113	143	(7)	(37)	186	302	(12)	(128)
Income tax expense (benefit)	236	49	(2)	185	280	77	(3)	200
Income from continuing operations	(123)	94	(5)	(222)	(94)	225	(9)	(328)
Income (loss) from discontinued operations, net of tax	—	(94)	—	94	(1)	(225)	—	224
Net income (loss)	(123)	—	(5)	(128)	(95)	—	(9)	(104)
Net income (loss) attributable to noncontrolling interests	1	1	—	—	1	1	—	—
Net income (loss) attributable to noncontrolling interest from discontinued operations	—	(1)	—	1	—	(1)	—	1
Net income (loss) attributable to NCR Voyix	(124)	—	(5)	(129)	(96)	—	(9)	(105)
Amounts attributable to NCR Voyix common stockholders
Income (loss) from continuing operations	(124)			(222)	(95)			(328)
Series A convertible preferred stock dividends	(4)			(4)	(12)			(12)
Income (loss) from continuing operations attributable to NCR Voyix	(128)			(226)	(107)			(340)
Income (loss) from discontinued operations, net of tax	—			93	(1)			223
Net income (loss) attributable to NCR Voyix common stockholders	(128)			(133)	(108)			(117)
Income (loss) per share attributable to common stockholders:
Basic earnings (loss) per share
Continuing operations	$(0.91)			$(1.60)	$(0.76)			$(2.41)
Discontinued operations	—			0.66	(0.01)			1.58
Net income attributable to common shareholders	$(0.91)			$(0.94)	$(0.77)			$(0.83)
Diluted earnings (loss) per share:
Continuing operations	$(0.91)			$(1.60)	$(0.76)			$(2.41)
Discontinued operations	—			0.66	(0.01)			1.58
Diluted earnings per share attributable to common shareholders	$(0.91)			$(0.94)	$(0.77)			$(0.83)

There is no impact to our Consolidated Statements of Comprehensive Income (Loss) for each of the first three quarterly periods in 2023, other than the impact to Net income (loss) as presented above. There is no impact to our Consolidated Statements of Changes in Stockholders’ Equity for the quarterly periods in 2023 other than the impact to Retained earnings as a result of the changes in Net income (loss) as presented above.

The impacts to our Consolidated Balance Sheets, prior to being recast for discontinued operations, as of March 31, 2023, June 30, 2023 and September 30, 2023, was as follows:
•to correct our March 31, 2023 Accounts receivable, net, Total current assets and Total assets from $1,009 million, $3,070 million and $11,442 million, respectively to $1,007 million, $3,068 million and $11,440 million, respectively, and to correct Total liabilities and stockholders’ equity from $11,442 million to $11,440 million.
•to correct our June 30, 2023 Accounts receivable, net, Total current assets, Deferred income taxes and Total assets from $986 million, $2,954 million, $589 million and $11,279 million, respectively, to $981 million, $2,949 million, $590 million, and $11,275 million, respectively, and to correct Total liabilities and stockholders’ equity from $11,279 million to $11,275 million.
•to correct our September 30, 2023 Accounts receivable, net, Prepaid and other current assets, Total current assets, Deferred tax assets and Total assets from $950 million, $473 million, $3,093 million, $430 million and $13,223 million, respectively, to $940 million, $472 million, $3,082 million, $433 million and $13,215 million, respectively, and to correct Other current liabilities, Total current liabilities, total liabilities and Total liabilities and stockholders’ equity from $660 million, $2,680 million, $11,576 million and $13,223 million, respectively, to $661 million, $2,681 million, $11,577 million and $13,215 million, respectively.

There is no net impact of the adjustments described above to our Consolidated Statements of Cash Flows to “Net cash provided by operating activities” for each of the first three quarterly periods in 2023, as the impact to Net income (loss) is offset by the changes to operating assets and liabilities, net of effects of business acquired noted above.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive and Chief Financial Officers have concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2023 to provide reasonable assurance that that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, we determined that, as of December 31, 2023, our internal control over financial reporting was not effective based on those criteria due to the material weaknesses in internal control over financial reporting described below.

We have identified the following material weaknesses in our internal control over financial reporting as of December 31, 2023:

•We did not design and maintain effective controls to prevent or timely detect unauthorized Automated Clearing House (“ACH”) disbursements; and

•We did not design and maintain effective controls related to accounts receivable and accounts payable clearing accounts. Specifically, controls were not designed at a sufficient level of precision to timely reconcile and review the reasonableness and supportability of clearing account balances, including review of the nature and aging of the individual clearing account balances.

Although not materially impacting any previously reported periods, these material weaknesses resulted in errors in our historical 2022 and 2021 financial statements and the revision of interim periods in 2023. Additionally, these material weaknesses could result in material misstatements to our consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023 as stated in their report which appears in Item 8 of this report.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

Since our management became aware of these unauthorized ACH disbursements, we have enabled enhanced security settings on certain of our bank accounts and have blocked ACH direct debit transactions for substantially all accounts subject to identified exceptions. We have been implementing and continue to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses described above are remediated. These remediation actions are ongoing and include or are expected to include:
•designing and implementing a monitoring control to (i) perform at least an annual review of all our bank account attributes and (ii) regularly review bank account activity for large and/or unusual transactions for all bank accounts permitting ACH direct debit transactions;
•designing and implementing a monthly control, with a sufficient level of precision, to timely reconcile and review the reasonableness and supportability of accounts receivable and accounts payable clearing account balances, including a review of the nature and aging of the individual clearing account balances;
•designing and implementing enhanced review controls specific to accounts receivable and accounts payable clearing accounts to ensure clear and precise escalation protocols for unreconciled items and the timely resolution of any matters escalated; and
•supplementing existing training materials regarding fraud prevention and detection and incident escalation and resolution procedures.

As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or modify the remediation plans described above. We believe that these actions will remediate the material weaknesses described above; however, the material weaknesses will not be considered remediated until we have completed the design and implementation of the applicable controls and those controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Our management has analyzed the material weaknesses and performed additional analyses and procedures in preparing our consolidated financial statements included in Item 8 of this Report. Based on these analyses and procedures, we believe that our financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

Adoption or Termination of 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

2024 Executive Severance Plan

On March 13, 2024, the Company adopted the NCR Voyix Corporation 2024 Executive Severance Plan (the “2024 Plan”), following approval of the 2024 Plan by the Compensation Committee of the Company’s Board of Directors. The 2024 Plan replaces and supersedes each of (i) the Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008, as amended and (ii) the NCR Executive Severance Plan, effective December 12, 2014, as amended. Under the 2024 Plan, (a) the Company’s chief executive officer is entitled to a separation benefit of 2.0 times his annual base salary and target bonus in the event of a qualifying termination (with a separation benefit of 2.5 times his annual base salary and target bonus in the event of a qualifying termination in connection with a change in control) (b) the Company’s chief financial officer is entitled to a separation benefit of 1.5 times his annual base salary and target bonus in the event of a qualifying termination (with a separation benefit of 2.0 times his annual base salary and target bonus in the event of a qualifying termination in connection with a change in control), and (c) other executives of the Company are entitled to a separation benefit of 1.0 times his or her annual base salary and target bonus in the event of a qualifying termination (with a separation benefit of 2.0 times his or her annual base salary and target bonus in the event of a qualifying termination in connection with a change in control).

The foregoing summary is not complete and is qualified in its entirety by the 2024 Plan, a copy of which is attached hereto as Exhibit 10.1.3 and is incorporated herein by reference.

Updates to Preliminary Financial Results

On February 29, 2024 and March 4, 2024, the Company furnished Current Reports on Form 8-K that attached a press release and supplemental materials setting forth its preliminary fourth quarter 2023 financial results and certain other financial information. Subsequent to these furnished Form 8-Ks, the Company identified immaterial adjustments impacting the fourth quarter 2023, increasing selling, general and administrative expenses in connection with the accounts receivable and accounts payable clearing account reconciliations and decreasing Income tax expense. This Annual Report on Form 10-K updates the following for the year ended December 31, 2023: our Selling & general administrative expenses (from $738 million reported in the Form 8-Ks to $740 million), Income tax expense (from $205 million reported in the Form 8-Ks to $204 million) and Net loss (from $(585) million reported in the Form 8-Ks to $(586) million), as well as conforming changes to other measures and information related to the correction. The Company has also updated the earnings presentation and supplemental materials included in the Form 8-Ks on the investor relations portion of the Company’s website to reflect the correction.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors, executive officers and our corporate governance contained under the headings “Proposal 1: Election of Directors,” Biographical Information About Our Executive Officers” and “Delinquent Section 16(a) Reports” from our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal 2023 year (“2024 Proxy Statement”).

We have a Code of Conduct that sets the standard for ethics and compliance for all of our directors and employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Code of Conduct is available on the Corporate Governance page at our website at http://www.ncrvoyix.com/company/corporate-governance/code-of-conduct under the heading “Code of Conduct.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Conduct by posting such information on our website at the address and location set forth above.

Item 11.    EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation and the report of the Compensation Committee contained under the headings “Compensation Discussion & Analysis” and “Board and Corporate Governance - Director Compensation” from our 2024 Proxy Statement.

Item 12.    SECURITY OWNERSHIPS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the heading “Security Ownership of Certain Beneficial Owners and Management” from our 2024 Proxy Statement.

The following table provides certain information as of December 31, 2023 concerning the shares of our common stock that may be issued under existing equity compensation plans. For more information on these plans, see Note 9, “Stock Compensation Plans” in the notes to the accompanying consolidated financial statements.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and our affiliates and the independence of our directors contained under the headings “Additional Information - Relationships and Related Party Transactions” and “Board and Corporate Governance - Board Independence” from our 2024 Proxy Statement.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading “Proposal Three: Ratification of Reappointment of Auditors” from our 2024 Proxy Statement.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) Financial Statements: The following is an index of the consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm filed as part of this Form 10-K:

(2) Financial Statement Schedule: Financial Statement Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021 is included in this Form 10-K on page 135. All other schedules to our consolidated financial statements have been omitted because they are not required under the related instruction or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

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

2.1	Agreement and Plan of Merger, dated as of October 19, 2018, among JetPay Corporation, NCR Corporation and Orwell Acquisition Corporation (Exhibit 2.1 to the Current Report on Form 8-K of NCR Corporation dated October 22, 2018)

2.2
Acquisition Agreement, dated as of January 25, 2021, among Cardtronics plc, NCR Corporation and Cardtronics USA, Inc. (Exhibit 2.1 to the Current Report on Form 8-K of NCR Corporation dated January 25, 2021)

2.3	Separation and Distribution Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 17, 2023 (the “October 17, 2023 8-K”))

3.1	Articles of Amendment to the Articles of Incorporation of NCR Voyix Corporation, dated as of October 16, 2023 (Exhibit 3.1 to the October 17, 2023 8-K)

3.2	Articles of Amendment and Restatement of NCR Corporation (Exhibit 3.1 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (the “Second Quarter 2019 Quarterly Report”)).

3.3	Amended and Restated By-laws of NCR Voyix Corporation, dated as of October 16, 2023 (Exhibit 3.3 to the October 17, 2023 8-K)

3.4	Redline of Amended and Restated By-laws of NCR Voyix Corporation, dated as of October 16, 2023 (Exhibit 3.4 to the October 17, 2023 8-K)

4.1	Common Stock Certificate of NCR Corporation (Exhibit 4.1 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 1999).

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

4.4.1	Supplemental Indenture, dated as of October 14, 2021 (relating to the Indenture dated as of August 20, 2020), among ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR Corporation, NCR International, Inc., and Wells Fargo Bank, National Association, as trustee.

4.5	Indenture, dated as of August 20, 2020, among NCR Corporation, NCR International, Inc. and Wells Fargo Bank, National Association (Exhibit 4.3 to the August 20, 2020 Form 8-K).

4.5.1	Supplemental Indenture, dated as of October 14, 2021 (relating to the Indenture dated as of August 20, 2020), among ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR Corporation, NCR International, Inc., and Wells Fargo Bank, National Association, as trustee.

4.6	Indenture, dated as of April 6, 2021, among NCR Corporation, NCR International, Inc. and U.S. Bank National Association (Exhibit 4.1 to Current Report on Form 8-K of NCR Corporation dated April 6, 2021).

4.6.1	Supplemental Indenture, dated as of October 14, 2021 (relating to the Indenture dated as of April 6, 2021), among ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and U.S. Bank National Association, as trustee.

4.7	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act.

4.8
Indenture relating to the Notes, dated September 27, 2023, between NCR Atleos Escrow Corporation and Citibank, N.A. (Exhibit 4.1 to the Company’s Current Report on 8-K filed on September 28, 2023 (the “September 28, 2023 8-K”)

4.9	Form of 9.500% Senior Secured Notes due 2029 (included in Exhibit 4.1) (Exhibit 4.2 to the September 28, 2023 8-K)

4.10	Second Supplemental Indenture, dated as of September 14, 2023, among NCR Corporation, NCR Atleos, LLC, ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, relating to Registrant's 5.000% Notes due 2028 (Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2023)

4.11	Second Supplemental Indenture, dated as of September 14, 2023, among NCR Corporation, NCR Atleos, LLC, ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, relating to Registrant's 5.125% Notes due 2029 (Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2023).

4.12	Second Supplemental Indenture, dated as of September 14, 2023, among NCR Corporation, NCR Atleos, LLC, ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, relating to Registrant's 5.250% Notes due 2030 (Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2023).

4.13
Second Supplemental Indenture, dated as of September 14, 2023, among NCR Corporation, NCR Atleos, LLC, ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, relating to Registrant’s 5.750% Notes due 2027 (Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2023).

4.14
Second Supplemental Indenture, dated as of September 14, 2023, among NCR Corporation, NCR Atleos, LLC, ATM National, LLC, Cardtronics Holdings, LLC, Cardtronics, Inc., Cardtronics USA, Inc., CATM Holdings LLC, NCR International, Inc., and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee, relating to Registrant's 6.125% Notes due 2029 (Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2023).

10.1	Amended and Restated NCR Change in Control Severance Plan effective December 31, 2008 (Exhibit 10.24.2 to the NCR Corporation Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”)). *

10.1.1	First Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.6 to the NCR Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011). *

10.1.2	Second Amendment to the Amended and Restated NCR Change in Control Severance Plan (Exhibit 10.11.2 to the 2017 Annual Report). *

10.1.3	NCR Voyix Corporation 2024 Executive Severance Plan adopted March 13, 2024.*

10.2	Agreement between NCR and the Trustees of the NCR Pension Plan (UK), dated November 14, 2013 (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated November 14, 2013).

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

10.9.6	First Amendment to the 2017 Stock Incentive Plan (Appendix A to the NCR Corporation Proxy Statement on Schedule 14A for the NCR Corporation 2020 Annual Meeting of Stockholders). *

10.9.7	Form of Senior Executive Team 2022 Performance-Based Restricted Stock Unit Award Agreement (With Relative TSR Metric) under the NCR Corporation 2017 Stock Incentive Plan. (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended March 31, 2022 (the “First Quarter 2022 Quarterly Report”)). *

10.9.8	Form of Senior Executive Team 2022 Performance-Based Restricted Stock Unit Award Agreement (with LTI EBITDA and LTI Recurring Revenue Metric) under the NCR Corporation 2017 Stock Incentive Plan (Exhibit 10.9.8 to the Annual Report on Form 10-K of NCR Corporation for the year ended December 31, 2022).*

10.9.9	Form of Senior Executive Team Qualified Transaction 2023 Performance-Based Restricted Stock Unit Award Agreement (with Relative TSR Metric) under the NCR Corporation 2017 Stock Incentive Plan (Exhibit 10.9.9 to the Annual Report on Form 10-K of NCR Corporation for the year ended December 31, 2022).*

10.9.10	Form of Senior Executive Team 2023 Performance-Based Restricted Stock Unit Award Agreement (with Relative TSR Metric) under the NCR Corporation 2017 Stock Incentive Plan (Exhibit 10.9.10 to the Annual Report on Form 10-K of NCR Corporation for the year ended December 31, 2022).*

10.9.11	Form of Senior Executive Team 2021 Performance-Based Restricted Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan (Exhibit 10.9.11 to the Annual Report on Form 10-K of NCR Corporation for the year ended December 31, 2022).*

10.9.12	Form of the Senior Executive Team 2021 Market Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan (Exhibit 10.9.12 to the Annual Report on Form 10-K of NCR Corporation for the year ended December 31, 2022). *

10.10	NCR Director Compensation Program effective May 1, 2017 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2017). *

10.11	Employment Agreement, dated April 27, 2018, between Michael Hayford and NCR Corporation (Exhibit 10.4 to the Second Quarter 2018 Quarterly Report). *

10.12	Employment Agreement, dated April 27, 2018, between Frank Martire and NCR Corporation (Exhibit 10.5 to the Second Quarter 2018 Quarterly Report). *

10.13
Employment Agreement, dated July 18, 2018, between Owen Sullivan and NCR Corporation (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2018 (the “Third Quarter 2018 Quarterly Report”)). *

10.14	Employment Agreement, dated June 15, 2020, between Timothy Oliver and NCR Corporation (Exhibit 10.4 to the Second Quarter 2020 Quarterly Report). *

10.15	NCR Corporation Deferred Compensation Plan (Exhibit 10.30 to 2020 Annual Report). *

10.16	Letter Agreement, dated October 1, 2021, between Don Layden and NCR Corporation (Exhibit 10.2 to the First Quarter 2022 Quarterly Report). *

10.17	Employment Agreement, dated September 25, 2023, between David Wilkinson and NCR Corporation (Exhibit 10.17 to the Company’s Quarterly Report filed on November 14, 2023).*

10.17.1	Amendment to Employment Agreement, dated March 13, 2024, between David Wilkinson and NCR Voyix Corporation.*

10.18	Letter Agreement, dated June 9, 2023, between Brian Webb-Walsh and NCR Corporation.*

10.18.1	Amendment to Letter Agreement, dated March 13, 2024, between Brian Webb-Walsh and NCR Voyix Corporation.*

10.19	Letter Agreement, dated July 26, 2023, between Kelli Sterrett and NCR Corporation.*

10.20	Letter Agreement, dated April 14, 2011, between Kelly Moyer and NCR Corporation.*

10.20.1	Amendment to Letter Agreement, dated August 19, 2023, between Kelly Moyer and NCR Corporation.*

10.21	Letter Agreement, dated October 21, 2016, between Eric Schoch and NCR Corporation.*

10.21.1	Amendment to Letter Agreement, dated September 15, 2023, between Eric Schoch and NCR Corporation.*

10.22	Amendment to Employment Agreement, dated February 16, 2023, between Michael D. Hayford and NCR Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2023). *

10.23	Amendment to Employment Agreement, dated February 13, 2023, between Owen J. Sullivan and NCR Corporation (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2023). *

10.24	Amendment to Employment Agreement, dated February 13, 2023, between Timothy C. Oliver and NCR Corporation (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2023). *

10.25	Amendment to Employment Agreement, dated February 13, 2023, between Donald W. Layden and NCR Corporation (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2023). *

10.26	Credit Agreement, dated as of September 27, 2023, among NCR Atleos LLC, NCR Atleos Escrow Corporation, the lenders party thereto, any foreign borrower party thereto and Bank of America, N.A., as administrative agent (Exhibit 10.1 to the September 28, 2023 8-K)

10.27	Transition Services Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.1 to the October 17, 2023 8-K)

10.28	Tax Matters Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.2 to the October 17, 2023 8-K)

10.29	Employee Matters Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.3 to the October 17, 2023 8-K)

10.30	Patent and Technology Cross-License Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.4 to the October 17, 2023 8-K)

10.31	Trademark License and Use Agreement, dated as of October 16 ,2023, by and between NCR Voyix Corporation and NCR Atleos Corporation (Exhibit 10.5 to the October 17, 2023 8-K)

10.32	Master Services Agreement, dated October 16, 2023, by and between NCR Voyix Corporation and Cardtronics USA, Inc. (Exhibit 10.6 to the October 17, 2023 8-K)

10.33	Manufacturing Services Agreement, dated October 16 2023, by and between NCR Voyix Corporation and Terafina Software Solutions Private Limited and NCR Corporation India Private Limited (Exhibit 10.7 to the October 17, 2023 8-K)

10.34	Credit Agreement, dated as of October 16, 2023, by and between NCR Voyix Corporation, the foreign borrowers party thereto, the lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent (Exhibit 10.8 to the October 17, 2023 8-K)

10.35	Fourth Amendment to the Receivables Purchase Agreement, dated as of August 7, 2023, by and among NCR Corporation, as servicer, NCR Receivables LLC, as seller, NCR Canada Receivables LP, as Canadian guarantor, NCR Canada Corp., as Canadian servicer, MUFG Bank, Ltd. and PNC Bank, National Association, as committed purchasers, Victory Receivables Corporation, as a conduit purchaser, PNC Bank, National Association, as group agent and as administrative agent and PNC Capital Markets LLC, as structuring agent.

10.36	Fifth Amendment to the Receivables Purchase Agreement, dated as of September 1, 2023, by and among NCR Corporation, as servicer, NCR Receivables LLC, as seller NCR Canada Receivables LP, as Canadian guarantor, NCR Canada Corp., as Canadian servicer, MUFG Bank, Ltd. and PNC Bank, National Association as committed purchasers, Victory Receivables Corporation, as a conduit purchaser, PNC Bank, National Association, as group agent and as administrative agent and PNC Capital Markets LLC, as structuring agent (Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 7, 2023)

10.37	Sixth Amendment to the Receivables Purchase Agreement, dated as of September 27, 2023, by and among NCR Corporation, as servicer, NCR Receivables LLC, as seller, NCR Canada Receivables LP, as Canadian guarantor, NCR Canada Corp., as Canadian servicer, MUFG Bank, Ltd. and PNC Bank, National Association, as committed purchasers, Victory Receivables Corporation, as a conduit purchaser, PNC Bank, National Association, as group agent and as administrative agent and PNC Capital Markets LLC, as structuring agent.

10.38	Seventh Amendment to Receivables Purchase Agreement, dated as of October 16, 2023, by and among NCR Receivables LLC, as seller, NCR Canada Receivables LP, as guarantor, NCR Corporation, as servicer, NCR Canada Corp., as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto (Exhibit 10.9 to the October 17, 2023 8-K)

10.39	First Amendment to Amended and Restated Purchase and Sale Agreement, dated as of October 16, 2023, among NCR Receivables LLC, as buyer, and NCR Corporation, as initial servicer and as an originator, Cardtronics USA, Inc. as a released original and ATM National, LLC, as a released originator (Exhibit 10.10 to the October 17, 2023 8-K)

10.40	Release Under Canadian Purchase and Sale Agreement, dated as of October 16, 2023, among NCR Canada Receivables LP, as buyer, NCR Canada Corp., as initial servicer and as originator, and Canada Holdings, Inc., as a released originator (Exhibit 10.11 to the October 17, 2023 8-K)

10.41
Seventh Amendment dated as of August 31, 2023, among NCR Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2023)

10.42	Receivables Purchase Agreement, dated as of September 30, 2021, by and among NCR Receivables LLC, as seller, NCR Canada Receivables LP, as guarantor, NCR Corporation, as servicer, NCR Canada Corp., as servicer, PNC Bank, National Association, as administrative agent, and PNC Bank, National Association, MUFG Bank, Ltd., Victory Receivables Corporation and the other purchasers from time to time party thereto, as purchasers (Exhibit 10.1 to the Current Report on Form 8-K of NCR Corporation dated September 30, 2021 (the “September 30, 2021 Form 8-K”)).

10.43	Amended and Restated Purchase and Sale Agreement, dated as of September 30, 2021, among NCR Receivables LLC, as buyer, and NCR Corporation, Cardtronics USA, Inc., ATM National, LLC and the other originators from time to time party thereto, as originators (Exhibit 10.2 to the September 30, 2021 Form 8-K).

10.44	Canadian Purchase and Sale Agreement, dated as of September 30, 2021, among NCR Canada Receivables LP, as buyer, and NCR Canada Corp. and the other originator originators from time to time party thereto, as originators (Exhibit 10.3 to the September 30, 2021 Form 8-K).

10.45	Performance Guaranty, dated as of September 30, 2021, by NCR Corporation, as performance guarantor, and PNC Bank, National Association, as administrative agent (Exhibit 10.4 to the September 30, 2021 Form 8-K).

10.46	First Amendment to the Receivables Purchase Agreement, dated as of August 22, 2022, by and among NCR Receivables LLC, NCR Canada Receivables, LP, NCR Corporation, NCR Canada Corp., MUFG Bank, Ltd., Victory Receivables Corporation, PNC Bank, National Association, and PNC Capital Markets LLC. (Exhibit 10.1 to the Quarterly Report on Form 10-Q of NCR Corporation for the quarter ended September 30, 2022 (the “Third Quarter 2022 Quarterly Report”)).

10.47	Second Amendment to the Receivables Purchase Agreement, dated as of September 20, 2022, by and among NCR Receivables LLC, NCR Canada Receivables, LP, NCR Corporation, NCR Canada Corp., MUFG Bank, Ltd., Victory Receivables Corporation, PNC Bank, National Association, and PNC Capital Markets LLC. (Exhibit 10.2 to the Third Quarter 2022 Quarterly Report).

10.48	Third Amendment to the Receivables Purchase Agreement, dated as of December 27, 2022, by and among NCR Receivables LLC, NCR Canada Receivables, LP, NCR Corporation, NCR Canada Corp., MUFG Bank, Ltd., Victory Receivables Corporation, PNC Bank, National Association, and PNC Capital Markets LLC. (Exhibit 10.19.6 to the Annual Report on Form 10-K of NCR Corporation for the year ended December 31, 2022)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	NCR Voyix Corporation Clawback Policy

101
The following materials from NCR Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated statements of operations for the fiscal years ended December 31, 2023, 2022 and 2021; (ii) consolidated statements of comprehensive income for the fiscal years ended December 31, 2023, 2022 and 2021; (iii) consolidated balance sheets as of December 31, 2023 and 2022; (iv) consolidated statements of cash flows for the fiscal years ended December 31, 2023, 2022 and 2021; (v) consolidated statements of changes in stockholders’ equity for fiscal years ended December 31, 2023, 2022 and 2021; and (vi) the notes to the consolidated financial statements.

104	Cover Page Interactive Data File, formatted in inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

Item 16.     FORM 10-K SUMMARY

None.

NCR Voyix Corporation

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2023
Allowance for doubtful accounts	$21	$26	$—	$15	$32
Deferred tax asset valuation allowance	$274	$25	$5	$93	$211

Year Ended December 31, 2022
Allowance for doubtful accounts	$19	$15	$—	$13	$21
Deferred tax asset valuation allowance	$225	$81	$14	$46	$274

Year Ended December 31, 2021
Allowance for doubtful accounts	$40	$8	$—	$29	$19
Deferred tax asset valuation allowance	$209	$27	$13	$24	$225

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR CORPORATION

Date:	March 14, 2024	By:	/s/ Brian Webb-Walsh
Brian Webb-Walsh Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title

	/s/ James Kelly	Chairman of the Board
James Kelly

	/s/ David Wilkinson	Chief Executive Officer and Director
	David Wilkinson	(Principal Executive Officer)

	/s/ Brian Webb-Walsh	Executive Vice President and Chief Financial Officer
	Brian Webb-Walsh	(Principal Financial Officer)

	/s/ Kelly Moyer	Chief Accounting Officer
	Kelly Moyer	(Principal Accounting Officer)

	/s/ Gregory Blank	Director
Gregory Blank

	/s/ Catherine L. Burke	Director
Catherine L. Burke

	/s/ Janet Haugen	Director
Janet Haugen

	/s/ Georgette Kiser	Director
Georgette Kiser

	/s/ Kirk Larsen	Director
Kirk Larsen

	/s/ Laura Miller	Director
Laura Miller

	/s/ Kevin Reddy	Director
Kevin Reddy

	/s/ Laura Sen	Director
Laura Sen

Date:	March 14, 2024