Form 10-Q
period 2024-03-31
NCR VOYIX Corp
filed 2024-05-09
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of May 3, 2024, there were approximately 145,014,989 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Voyix Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2024	2023
Product revenue	$232	$291
Service revenue	630	625
Total revenue	862	916
Cost of products	200	269
Cost of services	466	417
Selling, general and administrative expenses	132	155
Research and development expenses	60	49
Total operating expenses	858	890
Income (loss) from operations	4	26
Interest expense	(39)	(83)
Other income (expense), net	(20)	(4)
Income (loss) from continuing operations before income taxes	(55)	(61)
Income tax expense (benefit)	(14)	5
Income (loss) from continuing operations	(41)	(66)
Income (loss) from discontinued operations, net of tax	—	74
Net income (loss)	(41)	8
Net income (loss) attributable to noncontrolling interests	(1)	—
Net income (loss) attributable to noncontrolling interests of discontinued operations	—	1
Net income (loss) attributable to NCR Voyix	$(40)	$7
Amounts attributable to NCR Voyix common stockholders:
Income (loss) from continuing operations	$(40)	$(66)
Series A convertible preferred stock dividends	(4)	(4)
Income (loss) from continuing operations attributable to NCR Voyix common stockholders	(44)	(70)
Income (loss) from discontinued operations, net of tax	—	73
Net income (loss) attributable to NCR Voyix common stockholders	$(44)	$3
Income (loss) per share attributable to NCR Voyix common stockholders:
Income (loss) per common share from continuing operations
Basic	$(0.31)	$(0.50)
Diluted	$(0.31)	$(0.50)
Net income (loss) per common share
Basic	$(0.31)	$0.02
Diluted	$(0.31)	$0.02
Weighted average common shares outstanding
Basic	143.5	139.6
Diluted	143.5	139.6

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended March 31
	2024	2023
Net income (loss)	$(41)	$8
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (loss)	(23)	4
Derivatives
Unrealized gains (loss) on derivatives	—	(11)
Loss (gains) on derivatives recognized during the period	—	(19)
Less income tax	—	7
Employee benefit plans
Amortization of prior service cost (benefit)	—	—
Net (loss) gain arising during the period	—	—
Amortization of actuarial loss (gains)	—	(1)
Less income tax	—	—
Other comprehensive income (loss)	(23)	(20)
Total comprehensive income (loss)	(64)	(12)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	(1)	1
Currency translation gains (losses)	(1)	(1)
Amounts attributable to noncontrolling interests	(2)	—
Comprehensive income (loss) attributable to NCR Voyix	$(62)	$(12)

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$246	$262
Accounts receivable, net of allowances of $28 and $29 as of March 31, 2024 and December 31, 2023, respectively	484	477
Inventories	259	251
Restricted cash, current	22	21
Prepaid and other current assets	227	187
Current assets of discontinued operations	—	8
Total current assets	1,238	1,206
Property, plant and equipment, net	208	212
Goodwill	2,039	2,040
Intangibles, net	277	291
Operating lease assets	240	236
Prepaid pension cost	41	43
Deferred income taxes	235	239
Other assets	729	723
Total assets	$5,007	$4,990
Liabilities and stockholders’ equity (deficit)
Current liabilities
Short-term borrowings	$15	$15
Accounts payable	482	505
Payroll and benefits liabilities	100	149
Contract liabilities	260	194
Settlement liabilities	43	39
Other current liabilities	435	426
Current liabilities of discontinued operations	—	5
Total current liabilities	1,335	1,333
Long-term debt	2,658	2,563
Pension and indemnity plan liabilities	162	165
Postretirement and postemployment benefits liabilities	44	43
Income tax accruals	64	64
Operating lease liabilities	259	254
Other liabilities	245	265
Noncurrent liabilities of discontinued operations	—	2
Total liabilities	4,767	4,689
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of March 31, 2024 and December 31, 2023; redemption amount and liquidation preference of $276 as of March 31, 2024 and December 31, 2023	276	276
Stockholders’ equity (deficit)
NCR Voyix stockholders’ equity (deficit)
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 144.6 and 142.6 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Paid-in capital	879	874
Retained earnings (deficit)	(463)	(421)
Accumulated other comprehensive loss	(451)	(429)
Total NCR Voyix stockholders’ equity (deficit)	(34)	25
Noncontrolling interests in subsidiaries	(2)	—
Total stockholders’ equity (deficit)	(36)	25
Total liabilities and stockholders’ equity (deficit)	$5,007	$4,990
See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2024	2023
Operating activities
Net income (loss)	$(41)	$8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	81	151
Stock-based compensation expense	13	32
Deferred income taxes	6	6
Loss (gain) on disposal of property, plant and equipment and other assets	—	2
(Gain) loss on divestiture	(7)	(3)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	17	65
Inventories	—	(45)
Current payables and accrued expenses	(61)	20
Contract liabilities	61	95
Employee benefit plans	(3)	(16)
Other assets and liabilities	(101)	(4)
Net cash provided by (used in) operating activities	$(35)	$311
Investing activities
Expenditures for property, plant and equipment	$(8)	$(19)
Additions to capitalized software	(53)	(64)
Business acquisitions, net of cash acquired	—	(6)
Proceeds from divestiture	7	3
Net cash provided by (used in) investing activities	$(54)	$(86)
Financing activities
Payments on term credit facilities	$(4)	$(26)
Payments on revolving credit facilities	(122)	(448)
Borrowings on revolving credit facilities	220	318
Cash dividend paid for Series A preferred shares dividends	(4)	(4)
Proceeds from employee stock plans	—	6
Tax withholding payments on behalf of employees	(8)	(16)
Principal payments for finance lease obligations	(2)	(5)
Net cash provided by (used in) financing activities	$80	$(175)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	(10)
Increase (decrease) in cash, cash equivalents, and restricted cash	(16)	40
Cash, cash equivalents and restricted cash at beginning of period	285	740
Cash, cash equivalents and restricted cash at end of period	$269	$780

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	NCR Voyix Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)			Total
December 31, 2023	143	$1	$874	$(421)	$(429)	$—	$25
Comprehensive income:
Net income (loss)	—	—	—	(40)	—	(1)	(41)
Other comprehensive income (loss)	—	—	—	—	(22)	(1)	(23)
Total comprehensive income (loss)	—	—	—	(40)	(22)	(2)	(64)
Employee stock purchase and stock compensation plans	2	—	5	—	—	—	5
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Spin-Off of NCR Atleos	—	—	—	2	—	—	2
March 31, 2024	145	$1	$879	$(463)	$(451)	$(2)	$(36)

	NCR Voyix Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)			Total
December 31, 2022	138	$1	$704	$1,075	$(300)	$(1)	$1,479
Comprehensive income:
Net income (loss)	—	—	—	7	—	1	8
Other comprehensive income (loss)	—	—	—	—	(19)	(1)	(20)
Total comprehensive income (loss)	—	—	—	7	(19)	—	(12)
Employee stock purchase and stock compensation plans	2	—	23	—	—	—	23
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2023	140	$1	$727	$1,078	$(319)	$(1)	$1,486

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Voyix Corporation (“NCR Voyix”, the “Company”, “we” or “us”) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2023 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Spin-off of NCR Atleos On October 16, 2023, the Company completed its separation of its ATM-focused business, including its self-service banking, payments & network and telecommunications and technology businesses, through the spin-off of its wholly owned subsidiary, NCR Atleos Corporation (“NCR Atleos”), (the “Spin-Off”). The Spin-Off was effected through a pro rata distribution of all outstanding shares of NCR Atleos common stock to holders of NCR Voyix common stock as of the close of business on October 2, 2023 (the “record date”). The Company distributed one share of NCR Atleos common stock for every two common shares of NCR Voyix outstanding as of the record date. Shareholders received cash in lieu of fractional shares of Atleos common stock. The Spin-Off is expected to qualify as a tax-free distribution for U.S. federal income tax purposes. NCR Atleos is an independent, publicly traded company focused on providing self-directed banking solutions to a global customer base, including financial institutions, retailers and consumers, and NCR Voyix retains no ownership interest. The accounting requirements for reporting the Spin-Off of NCR Atleos as a discontinued operation were met when the separation was completed. Accordingly, the financial results for NCR Atleos for the three months ended March 31, 2023 are presented as net income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. Refer to Note 2, “Discontinued Operations” for additional information.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Cyber ransomware incident On April 13, 2023, the Company determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, the Company immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. We concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Our investigation also concluded no financial reporting systems were impacted. During the year ended December 31, 2023, we recognized $36 million related to this matter in Cost of services and Selling, general and administrative expenses. As of December 31, 2023, we received $5 million of cash and expected to receive an additional $14 million of these costs to be recovered under our insurance policies, which was recorded as an insurance receivable. During the three months ended March 31, 2024, the Company incurred $6 million of additional expenses related to the cyber ransomware incident. To date, we have recovered $8 million under our insurance policies. As of March 31, 2024, we expect to receive $17 million which was recorded as an insurance receivable. We are still pursuing insurance recoveries for the remaining costs. We may incur additional costs relating to this incident in the future, including expenses to respond to this matter, payment of damages or other costs to customers or others. At this time we do not believe additional costs incurred as a result of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident.

Out-of-period adjustments In the first quarter of 2023, the Company recorded a $10 million out-of-period adjustment to increase operating expenses and an employee-related liability in order to correct for an understatement of such same balances during the fourth quarter of 2022.

ACH Disbursements In February 2024, the Company identified fraudulent automated clearing house (“ACH”) disbursements from a Company bank account. The cumulative amount of these disbursements totaled $34 million, with $11 million of the $34 million occurring during the three months ended March 31, 2024. As of March 31, 2024, the Company has recovered approximately $12 million of fraudulent disbursements from the Company’s banks, including amounts related to fraudulent ACH disbursements in prior periods. The Company intends to cooperate with law enforcement and its banks to attempt to recover more of the fraudulent disbursements and to file insurance claims for the remainder.

In preparing the consolidated financial statements for the year ended December 31, 2023, the Company identified incorrectly recorded ACH disbursements for the quarterly periods ending March 31, 2023, June 30, 2023 and September 30, 2023 in an accounts receivable clearing account instead of as operating expenses. The Company evaluated the impact of these errors and concluded that they were not material to any previously issued financial statements. As a result of these errors, the Company has made adjustments to the prior period amounts presented in these financial statements. The impact of the revisions to the quarterly period ended March 31, 2023 is presented in Note 17, “Revised 2023 Quarterly Financial Statements”.

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions		March 31
	Balance Sheet Location	2024	2023
Cash and cash equivalents	Cash and cash equivalents	$246	$519
Short term restricted cash	Restricted cash, current	—	8
Long term restricted cash	Other assets	1	4
Cash included in settlement processing assets	Restricted cash, current	22	249
Total cash, cash equivalents and restricted cash		$269	$780
Cash, cash equivalents and restricted cash of discontinued operations		—	514
Total cash, cash equivalents and restricted cash		$269	$266

Contract Assets and Liabilities The following table presents the net contract liability balances as of March 31, 2024 and December 31, 2023.

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2024	December 31, 2023
Current portion of contract liabilities	Contract liabilities	$260	$194
Non-current portion of contract liabilities	Other liabilities	$17	$19

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
During the three months ended March 31, 2024, the Company recognized $102 million in revenue that was included in contract liabilities as of December 31, 2023. During the three months ended March 31, 2023, the Company recognized $84 million in revenue that was included in contract liabilities as of December 31, 2022.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.4 billion. The Company expects to recognize revenue on approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

Capitalized Software Capitalized development costs for internal-use software and software that will be sold, leased or otherwise marketed were $487 million and $486 million as of March 31, 2024 and December 31, 2023, respectively, presented within Other assets on the Condensed Consolidated Balance Sheets.

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

2. DISCONTINUED OPERATIONS

Spin-Off of NCR Atleos

On October 16, 2023, the Company completed the Spin-Off of NCR Atleos into an independent publicly traded company. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information regarding the Spin-Off. The historical results of NCR Atleos have been presented as discontinued operations. The Company’s presentation of discontinued operations excludes general corporate overhead costs that did not meet the requirements to be presented as discontinued operations. The 2023 presentation of discontinued operations has been updated to reflect the results of operations for the countries that transferred to NCR Atleos in the first quarter of 2024 and excludes the countries that have not yet transferred to NCR Atleos as of March 31, 2024. The results of operations for the countries that have not yet transferred will be presented as part of discontinued operations as of the date of their separation. As of December 31, 2023, there were seven

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
countries that had not yet transferred to NCR Atleos. During the three months ended March 31, 2024, three of these delayed countries transferred to NCR Atleos, and one additional country transferred during April 2024.

The following table presents the major categories of income (loss) from discontinued operations related to the Spin-Off of NCR Atleos:

In millions	Three months ended March 31
	2024(1)	2023
Product revenue	$—	$230
Service revenue	1	745
Total revenue	1	975
Cost of products	—	187
Cost of services	2	552
Selling, general and administrative expenses	—	139
Research and development expenses	—	15
Total operating expenses	2	893
Income from discontinued operations	(1)	82
Interest expense	—	—
Other income (expense), net	—	1
Income (loss) from discontinued operations before income taxes	(1)	83
Income tax expense (benefit)	(1)	9
Net income (loss) from discontinued operations	—	74
Net income (loss) attributable to noncontrolling interests	—	1
Net income (loss) from discontinued operations related to NCR Atleos	$—	$73
(1)Represents operations of the three delayed countries that transferred to NCR Atleos during the first quarter of 2024 through date of separation versus full quarter of NCR Atleos operations for 2023.

The following table presents the major classes of assets and liabilities of discontinued operations:

In millions	December 31, 2023
Assets
Current assets
Accounts receivable, net of allowances	$4
Inventories	3
Prepaid and other current assets	1
Total current assets	8
Total assets of discontinued operations	$8

Liabilities and stockholder's equity
Current liabilities
Contract liabilities	$3
Other current liabilities	2
Total current liabilities	5
Pension and indemnity plan liabilities	2
Noncurrent liabilities	2
Total liabilities of discontinued operations	$7

The following table presents selected financial information related to cash flows from discontinued operations:

In millions	Three months ended March 31
	2024(1)	2023
Net cash provided by (used in) operating activities	$—	$195
Net cash provided by (used in) investing activities	—	(25)
Net cash provided by (used in) financing activities	—	—
(1)Represents operations of the three delayed countries that transferred to NCR Atleos during the first quarter of 2024 through date of separation versus full quarter of NCR Atleos operations for 2023.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Environmental Matters

The costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including those relating to the Fox River, Kalamazoo River and Ebina matters, are presented in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. Income (loss) from discontinued operations, net of tax, related to environmental matters was zero income or loss for each of the three months ended March 31, 2024 and 2023. Net cash used in operating activities of discontinued operations related to environmental obligations was zero and $6 million for the three months ended March 31, 2024 and 2023, respectively. Refer to Note 10, “Commitments and Contingencies” for further information.

3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of March 31, 2024 and December 31, 2023 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2023						March 31, 2024
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Retail	$1,081	$(34)	$1,047	$—	$—	$(1)	$1,080	$(34)	$1,046
Restaurants	495	(23)	472	—	—	—	495	(23)	472
Digital Banking	521	—	521	—	—	—	521	—	521
Total goodwill	$2,097	$(57)	$2,040	$—	$—	$(1)	$2,096	$(57)	$2,039

Identifiable Intangible Assets The Company’s purchased intangible assets, reported in Intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	March 31, 2024		December 31, 2023
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$665	$(448)	$665	$(438)
Intellectual property	2 - 8	494	(437)	494	(433)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	79	(76)	79	(76)
Total identifiable intangible assets		$1,327	$(1,050)	$1,327	$(1,036)

Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended March 31
In millions	2024	2023
Amortization expense	$14	$17

The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2024	2025	2026	2027	2028	2029
Amortization expense	$41	$49	$46	$40	$29	$25

4. SEGMENT INFORMATION AND CONCENTRATIONS

Subsequent to the Spin-Off, as described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, the Company manages and reports the following segments:

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company’s resources. Management evaluates the performance of the segments based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to NCR Voyix plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments and other special items, including amortization of acquisition-related intangibles, separation-related costs, cyber ransomware incident recovery costs net of insurance recoveries, fraudulent ACH disbursements costs, net of recoveries, transformation and restructuring charges (which includes integration, severance and other exit and disposal costs), among others. The special items are considered non-operational or non-recurring in nature, so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported GAAP net income (loss) from continuing operations attributable to the Company.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended March 31
	2024	2023
Revenue by segment
Retail	$491	$528
Restaurants	202	211
Digital Banking	147	137
Total segment revenue	$840	$876
Other	22	40
Total revenue	$862	$916

Adjusted EBITDA by segment
Retail	$86	$83
Restaurants	55	44
Digital Banking	54	49
Segment Adjusted EBITDA	$195	$176

The following table reconciles Segment Adjusted EBITDA to Net income (loss) from continuing operations attributable to NCR Voyix:

In millions	Three months ended March 31
	2024	2023
Segment Adjusted EBITDA	$195	$176
Corporate and other income and expenses not allocated to reportable segments	75	52
Depreciation and amortization	66	59
Acquisition-related amortization of intangibles	14	17
Interest expense	39	83
Interest income	(2)	(3)
Income tax expense (benefit)	(14)	5
Stock-based compensation expense	13	25
Transformation and restructuring costs(1)	32	3
Separation costs(2)	5	2
Loss (gain) on disposal of businesses	(7)	(3)
Foreign currency devaluation(3)	15	—
Fraudulent ACH disbursements(4)	(1)	2
Cyber ransomware incident recovery costs(5)	—	—
Net income (loss) from continuing operations attributable to NCR Voyix	$(40)	$(66)
(1)Represents integration, severance, and other exit and disposal costs, as well as professional fees related to strategic initiatives, which are considered non-operational in nature.
(2)Represents costs incurred as a result of the Spin-Off. Professional fees to effect the spin-off of NCR Atleos including separation management, organizational design, and legal fees have been classified within discontinued operations during the three months ended March 31, 2023.
(3)Represents gains and losses recognized during the quarter due to changes in valuation of the Lebanese pound and the Egyptian pound.
(4)Represents Company identified fraudulent ACH disbursements from a Company bank account. Additional details regarding this item are discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”.
(5)Represents expenses to respond to, remediate and investigate the April 13, 2023 cyber ransomware incident, net of insurance recoveries. Additional details regarding this cyber ransomware incident are discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for the Company:

In millions	Three months ended March 31
	2024	2023
United States	$605	$631
Americas (excluding United States)	59	62
Europe, Middle East and Africa	125	139
Asia Pacific	73	84
Total revenue	$862	$916

The following table presents the recurring revenue and all other products and services revenue that is recognized at a point in time for the Company:

In millions	Three months ended March 31
	2024	2023
Recurring revenue(1)	$536	$532
All other products and services	326	384
Total revenue	$862	$916
(1) Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, cloud revenue, payment processing revenue, and certain professional services arrangements, as well as term-based software license arrangements that include customer termination rights.

5. DEBT OBLIGATIONS

The following table summarizes the Company’s short-term borrowings and long-term debt:

	March 31, 2024		December 31, 2023
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility(1)	$15	8.43%	$15	8.46%
Total short-term borrowings	$15		$15
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility(1)	$181	8.43%	$185	8.46%
Revolving credit facility(1)	196	8.42%	98	9.07%
Senior notes:
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		1,200
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(19)		(20)
Total long-term debt	$2,658		$2,563
(1)Interest rates are weighted-average interest rates as of March 31, 2024 and December 31, 2023.

Senior Secured Credit Facility The Company is party to a senior secured credit agreement with certain subsidiaries of the Company party thereto as foreign borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”). This credit agreement provides for new senior secured credit facilities in an aggregate principal amount of $700 million, which are comprised of (i) a five-year multicurrency revolving credit facility in the aggregate principal amount of $500 million (including (a) a letter of credit sub-facility in an aggregate principal amount of up to $75 million and (b) a sub-facility in an aggregate principal amount of up to $200 million for borrowings and letters of credit in certain agreed foreign currencies) (the “Revolving Credit Facility,” and the loans thereunder, the “Revolving Loans”) and (ii) a

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
five-year term loan “A” facility in the aggregate principal amount of $200 million (the “Term Loan A Facility,” and the loans thereunder, the “Term A Loans” and, the Term Loan A Facility, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

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

The outstanding principal balance of the Term Loan A Facility is required to be repaid in quarterly installments beginning March 31, 2024 in an amount equal to (i) 1.875% of the original principal amount of the Term A Loans during the first three years and (ii) 2.50% of the original principal amount of the Term A Loans during final two years. Any remaining outstanding balance will be due at maturity on October 16, 2028. The Revolving Credit Facility is not subject to amortization and will mature on October 16, 2028.

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

The Senior Secured Credit Facilities contain customary representations and warranties, affirmative covenants, and negative covenants. The negative covenants limit the Company’s and its subsidiaries’ ability to, among other things, incur indebtedness, create liens on the Company’s or its subsidiaries’ assets, engage in fundamental changes, make investments, sell or otherwise dispose of assets, engage in sale-leaseback transactions, make restricted payments, repay subordinated indebtedness, engage in certain transactions with affiliates and enter into agreements restricting the ability of the Company’s subsidiaries to make distributions to the Company or incur liens on their assets.

The Senior Secured Credit Facilities also contain a financial covenant that does not permit the Company to allow its consolidated leverage ratio to exceed(i) in the case of any fiscal quarter ending on or prior to September 30, 2024, 4.75 to 1.00, (ii) in the case of any fiscal quarter ending on or following September 30, 2024 and prior to September 30, 2025, 4.50 to 1.00 and (iii) in the case of any fiscal quarter ending on or following September 30, 2025, 4.25 to 1.00, in each case subject, to (x) increases of 0.25 in connection with the consummation of any material acquisition and applicable to the fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter, and (y) a maximum cap of 5.00 to 1.00.

The Senior Secured Credit Facilities also include provisions for events of default, which are customary for similar financings. Upon the occurrence of an event of default, the lenders may, among other things, terminate the loan commitments, accelerate all loans and require cash collateral deposits in respect of outstanding letters of credit. If the Company is unable to pay or repay the amounts due, the lenders could, among other things, proceed against the collateral granted to them to secure such indebtedness.

Senior Unsecured Notes On August 20, 2020, the Company issued $650 million aggregate principal amount of 5.000% senior unsecured notes due in 2028 (the “5.000% Notes”) and $450 million aggregate principal amount of 5.250% senior unsecured notes due in 2030 (the “5.250% Notes”). Interest is payable on the 5.000% and 5.250% Notes semi-annually in arrears at interest rates of 5.000% and 5.250%, respectively, on April 1 and October 1. The 5.000% and 5.250% Notes were sold at 100% of the principal amount and mature on October 1, 2028 and October 1, 2030, respectively.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Prior to October 1, 2025 with respect to the 5.250% Notes, the Company may redeem some or all of such series of Notes by paying a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus the Applicable Premium, as defined in the indenture governing the applicable series of notes, plus accrued and unpaid interest to, but excluding, the redemption date (subject to the right of holders of record of the Notes on the relevant record date to receive interest due on the relevant interest payment date).

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2024 and December 31, 2023 was $2.50 billion and $2.47 billion, respectively. Management’s fair value estimates were based on quoted prices for recent trades of the Company’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
addition, the obligations of the SPEs under T/R Facility are solely the obligations of the SPEs and not of any other person, and such obligations are generally payable out of collections on the trade receivables owned by such SPEs. The Company controls and therefore consolidates the SPEs in its consolidated financial statements.

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying trade receivables the Purchasers such that the total outstanding balance of trade receivables sold can be up to $300 million at any point in time, which is the maximum purchase commitment of the Purchasers. The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less than the maximum purchase commitment of $300 million. The total outstanding balance of trade receivables that were sold to the Purchasers and derecognized by the U.S. SPE was approximately $300 million and $288 million as of March 31, 2024 and December 31, 2023, respectively. Excluding the trade receivables sold to the Purchasers, the SPEs collectively owned $208 million and $107 million of trade receivables as of March 31, 2024 and December 31, 2023, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Continuous cash activity related to the T/R Facility is reflected in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The U.S. SPE incurs fees under the T/R Facility, including fees due and payable to the Purchasers. Those fees, which are immaterial, are recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of the Purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is secured by all the trade receivables owned by each of the SPEs that have not been sold to the Purchasers. The reserve recognized for this recourse obligation as of March 31, 2024 is not material.

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

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax benefit from continuing operations was $14 million for the three months ended March 31, 2024 compared to income tax expense of $5 million for the three months ended March 31, 2023. The change was primarily driven by a favorable mix of earnings between our U.S. and non-U.S. jurisdictions in the three months ended March 31, 2024 compared to the prior year. Additionally, the Company did not recognize any material discrete tax expenses or benefits in either period.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
8. STOCK COMPENSATION PLANS

As of March 31, 2024, the Company’s stock-based compensation consisted of restricted stock units, employee stock purchase plan and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended March 31
	2024	2023
Restricted stock units	$12	$21
Stock options	—	2
Employee stock purchase plan	1	2
Stock-based compensation expense	13	25
Tax benefit	(1)	—
Stock-based compensation expense (net of tax)	$12	$25
Stock-based compensation expense is recognized in the Condensed Consolidated Financial Statements based upon fair value.

On March 15, 2024, the Company granted market-based restricted stock units vesting on March 15, 2027. The fair value of the awards was determined based on the grant date fair value and will be recognized over the requisite service period.

The table below details the significant assumptions used in determining the fair value of the market-based restricted stock units granted on March 15, 2024:

Dividend yield	—%
Risk-free interest rate	4.44%
Expected volatility	60.37%

Expected volatility for these restricted stock units is calculated as the historical volatility of the Company’s stock over a period of approximately three years, as management believes this is the best representation of prospective trends. The risk-free interest rate was determined based on a three year U.S. Treasury yield curve in effect at the time of the grant.

As of March 31, 2024, the total unrecognized compensation cost of $87 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.2 years. As of March 31, 2024, all stock option grants have vested.

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

For the three months ended March 31, 2024, employees purchased 0.3 million shares, at a discounted price of $10.74. For the three months ended March 31, 2023, employees purchased 0.3 million shares, at a discounted price of $20.05.

9. EMPLOYEE BENEFIT PLANS

Employer Contributions

Pension For the three months ended March 31, 2024, $3 million was contributed to the Company’s international pension plans. The Company anticipates contributing an additional $10 million to its international pension plans for a total of $13 million in 2024. Following the Spin-Off, NCR Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in accumulated other comprehensive loss, which were previously sponsored by the Company. Pursuant to the terms of the Spin-Off transaction documents, the Company is required to contribute 50% of the annual costs of the U.S. pension plan to NCR Atleos to the extent NCR Atleos contributes more than $40 million on an annual basis beginning with the plan year ending December 31, 2024.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Postemployment For the three months ended March 31, 2024, the Company contributed $8 million to its postemployment plan. The Company anticipates contributing an additional $24 million to its postemployment plan for a total of $32 million in 2024.

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

Environmental Matters The Company’s facilities and operations are subject to a wide range of environmental protection laws, and the Company has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, the Company has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (“PRP”) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state statutes. Following the Spin-Off, the Company will retain the responsibility to manage the identified environmental liabilities and remediations, subject however to an indemnity obligation by NCR Atleos to contribute 50% of the costs of certain environmental liabilities after an annual $15 million funding threshold is met. Other than the Kalamazoo River matter discussed below, we currently do not anticipate material expenses and liabilities from these environmental matters.

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

The cost of the Fox River remediation has been shared with three parties (the previously reported API having fully satisfied its obligations in 2016, and is now bankrupt): B.A.T. Industries p.l.c. (“BAT”) as co-obligor, and AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) as indemnitors. Under a 1998 Cost Sharing Agreement and subsequent 2005 arbitration award (collectively, the “Cost Sharing Agreement”), from 2008 through 2014, BAT paid 60% of the cost of the Fox River clean-up and natural resource damages (“NRD”). Pursuant to a September 30, 2014 Funding Agreement (the “Funding Agreement”) BAT funded 50% of the Company’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides the Company contractual avenues for a future payment of, via direct and third-party sources, (1) the difference between BAT’s 60% obligation under the Cost Sharing Agreement on the one hand and

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, and (2) the difference between the amount the Company received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement for the period from April 2012 through September 2014 (collectively, the “Funding Agreement Receivable”). Pursuant to a 2015 Letter Agreement, the Company’s contractual avenue for direct payment by BAT was effectively stayed pending completion of other unrelated lawsuits by BAT against third-parties. As of March 31, 2024 and December 31, 2023, the Funding Agreement Receivable was approximately $54 million and was included in Other assets in the Condensed Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River remaining reserve.

Additionally, under a 1996 Divestiture Agreement, the Company, AT&T and Nokia have mutual several (not joint) responsibility for indemnifying each other for certain environmental matters, including the Fox River and the Kalamazoo River discussed below, after defined dollar expenditures are met. AT&T and Nokia have been reimbursing the Company for certain portions of the amounts paid by the Company for the Fox River matter over the defined threshold for Fox River subject to certain offsets for insurance recoveries and net tax benefits (the “Divestiture Agreement Offsets”). The Divestiture Agreement governs certain aspects of AT&T’s divestiture of the Company and Lucent Technologies. Those companies have generally made the payments requested of them by the Company on an ongoing basis. The Company, AT&T and Nokia are currently discussing a final reconciliation of the Divestiture Agreement Offsets, but the timing for a final resolution is uncertain.

The final reconciliation of the Funding Agreement Receivable and the Divestiture Agreement Offsets could result in additional expenditures and liabilities for the Company that could be material. As of March 31, 2024 and December 31, 2023, we have no remaining liability for environmental remedial obligations for the Fox River matter. As of March 31, 2024 and December 31, 2023, the liability subject to final reconciliation with indemnitors under the Divestiture Agreement was approximately $22 million.

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

In connection with the Kalamazoo River site, in December 2010 the Company, along with two other defendants, was sued in federal court by three Georgia Pacific (“GP”) affiliate corporations in a private-party contribution and cost recovery action for alleged pollution. The suit sought to require that the Company and other defendants pay a “fair portion” of these companies’ costs and also alleged that the Company was liable to the GP entities as an “arranger” under CERCLA. The initial phase of the case was tried in a Michigan federal court in February 2013 and in September 2013 the court issued a decision that held the Company was liable as an “arranger” as of at least March 1969 (PCB-containing carbonless copy paper was produced from approximately 1954 to April 1971, and the majority of contamination at the Kalamazoo River site had occurred prior to 1969).

In a ruling issued in March 2018, the court addressed responsibility for the costs that GP had incurred in the past, totaling to approximately $50 million (GP had sought approximately $105 million, but $55 million of those claims were removed by the court upon motions filed by the Company and other parties). The Company and GP were each assigned a 40% share of those costs, and the other two companies were assigned 15% and 5% as their allocations. The court entered a judgment in the case in June 2018, in which it indicated that it would not allocate future costs, but would enter a declaratory judgment that the four companies together had responsibility for future costs, in amounts and shares to be determined. In July 2018, the Company appealed to the United States Court of Appeals for the Sixth Circuit both the 2013 court decision and the 2018 court decision.

During the pendency of the Sixth Circuit appeal, the Company negotiated a settlement of the Kalamazoo River matter with the USEPA and other government agencies. In December 2019, the Company entered into a Consent Decree and in December 2020, the District Court approved the Consent Decree, which resolved the foregoing litigation associated with the Kalamazoo River clean-up, including the Sixth Circuit appeal. The Consent Decree requires the Company to pay GP its 40% share of past costs, to pay the USEPA and state agencies their past and future administrative costs. It also required the Company to dismiss

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
its Sixth Circuit appeal. The Consent Decree further requires the Company to take responsibility for the remediation of a portion, but not all, of the Kalamazoo River. The Consent Decree provides the Company protection from other PRPs, including GP, seeking contribution for their costs associated with the clean-up anywhere on the river, thereby resolving the allocation of future costs left unresolved by the June 2018 judgment.

The Company believes it has meritorious claims to recover certain Kalamazoo River remediation expenses from BAT under the Cost Sharing Agreement, discussed above, as the river is a “future site” under the agreement. To date, BAT disputes that the Kalamazoo River is a “future site.” In February 2023, the Company filed an action against BAT in the Southern District of New York seeking a declaration that the Kalamazoo River is a “future site” under the Cost Sharing Agreement. In December 2022, the Company met the contractual threshold set forth in the 1996 Divestiture Agreement and as a result also has indemnity or reimbursement claims against AT&T and Nokia.

In November 2023, the USEPA issued a conditional approval for a work plan to remediate one area of the Kalamazoo River (referred to by USEPA as Area 4) for which the Company has remediation responsibility. The conditional approval provided the Company with sufficient information to estimate the cost of the first phase of remediation for this area of the river and necessitated an increase in the Kalamazoo reserve. Subsequently, USEPA provided further clarification about the conditions with respect to completing the second phase of the work plan that could substantially increase the costs of remediation. The Company does not believe the scope of work for this second phase is its responsibility under the Consent Decree or the National Contingency Plan. On March 29, 2024, the Company filed a Notice of Dispute with the USEPA objecting to the scope of work for Area 4 as being inconsistent with the National Contingency Plan and contrary to the requirements of the Consent Decree. The Company is currently working with the USEPA to resolve this dispute. If the Area 4 dispute is not decided in the Company’s favor, the costs to remediate Area 4 could increase substantially.

As of March 31, 2024 and December 31, 2023, the total reserve for Kalamazoo was $142 million and $141 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company’s co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors’ and indemnitors’ obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $155 million and the Company will continue to pursue such contribution.

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

Ebina The Company has now completed all regulatory compliance activities in connection with certain environmental contaminants generated in its past operations in Japan. The Company once had quantities of PCB and other wastes primarily from its former plant at Oiso, Japan, including capsulated undiluted solutions manufactured in the past, capacitors, light ballasts and PCB-affected soil from the Oiso plant that was excavated and placed in steel drums. These wastes were stored in a facility at Ebina, Japan in accordance with Japanese regulations governing such materials. As of March 31, 2024, the Company has disposed of all wastes at the Ebina facility in accordance with government regulations, and this matter has been concluded.

The reserve as of March 31, 2024 is zero. The Japan environmental waste issue was treated as a compliance matter and not as litigation or enforcement, and the Company has received no threats of litigation or enforcement. Atleos does not have any indemnification obligations to the Company in connection with the Ebina matter.

Environmental-Related Insurance Recoveries In connection with the Fox River, Kalamazoo River and other environmental sites, through March 31, 2024, the Company has received a combined gross total of approximately $212 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but it has recovered some amounts as a result of settlement discussions with certain carriers. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.

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

Guarantees and Product Warranties In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. The Company believes the likelihood of having to perform under any such guarantee is remote. As of March 31, 2024 and December 31, 2023, the Company had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

11. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended March 31, 2024 and 2023, the Company paid cash dividends of $4 million.

Prior to the close of business on October 17, 2023, the Series A Convertible Preferred Stock was convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As a result of the Spin-Off, the conversion rate of the Series A Convertible Preferred Stock was adjusted pursuant to its terms to 57.5601 shares of common stock per share of Series A Convertible Preferred Stock, effective immediately after the close of business on October 17, 2023. As of March 31, 2024 and December 31, 2023, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 15.9 million shares.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The components of basic and diluted earnings (loss) per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2024	2023
Numerator:
Income (loss) from continuing operations	$(40)	$(66)
Series A convertible preferred stock dividends	(4)	(4)
Income (loss) from continuing operations attributable to NCR Voyix common stockholders	(44)	(70)
Income (loss) from discontinued operations, net of tax	—	73
Net income (loss) attributable to NCR Voyix common stockholders	$(44)	$3

Denominator:
Basic and diluted weighted average number of shares outstanding	143.5	139.6

Basic and diluted earnings (loss) per share:
From continuing operations	$(0.31)	$(0.50)
From discontinued operations	—	0.52
Total basic and diluted earnings per share	$(0.31)	$0.02

For the three months ended March 31, 2024, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, potential common shares that would have caused dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 15.9 million for the as-if converted Series A Preferred Stock because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 11.0 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the three months ended March 31, 2023, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 15.0 million were excluded from the diluted share count because their effect would have been anti-dilutive.

13. DERIVATIVES AND HEDGING INSTRUMENTS

The Company is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We manage interest rate risk associated with our floating rate-debt by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. The Company has historically used interest rate cap agreements or interest rate swap contracts (“Interest Rate Derivatives”) to manage differences in the amount, timing and duration of known or expected cash payments related to our existing TLA Facility agreements.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the Company’s marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of March 31, 2024 and December 31, 2023, the balance in AOCI related to foreign exchange derivative transactions was zero.

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

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2024
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$—	Other current liabilities		$(1)
Total foreign exchange contracts		$122	$—		$211	$(1)
Total derivatives not designated as hedging instruments			$—			$(1)

	Fair Values of Derivative Instruments
	December 31, 2023
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$5	Other current liabilities		$(4)
Total foreign exchange contracts		$402	$5		$207	$(4)
Total derivatives not designated as hedging instruments			$5			$(4)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended March 31, 2024	For the three months ended March 31, 2023	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Interest rate contracts	$—	$(11)	Cost of services	$—	$(15)
Interest rate contracts	$—	$—	Interest expense	$—	$(4)

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
In millions		Three months ended March 31
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2024	2023
Foreign exchange contracts	Other income (expense), net	$(6)	$(5)

The following tables show the impact of the Company’s cash flow hedge accounting relationships on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023.

	Location and Amount of (Gain) Loss Recognized in Income on Cash Flow Hedging Relationships for the three months ended March 31:
In millions	Cost of Services		Interest Expense
	2024	2023	2024	2023
Total amount of expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$466	$417	$39	$83

Amount of (gain) loss reclassified from Accumulated other comprehensive loss, net of expense	$—	$(15)	$—	$(4)

Refer to Note 14, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. The Company’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2024 and December 31, 2023, we did not have any major concentration of credit risk related to financial instruments.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are set forth as follows:

	March 31, 2024
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds(1)	$35	$35	$—	$—
Total	$35	$35	$—	$—
Liabilities:
Foreign exchange contracts(3)	$1	$—	$1	$—
Total	$1	$—	$1	$—

	December 31, 2023
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts(2)	$5	$—	$5	$—
Total	$5	$—	$5	$—
Liabilities:
Foreign exchange contracts(3)	$4	$—	$4	$—
Total	$4	$—	$4	$—
(1)Included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)Included in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.
(3)Included in Other current liabilities in the Condensed Consolidated Balance Sheets.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of March 31, 2024, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The Company reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three months ended March 31, 2024 and 2023.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2023	$(424)	$(5)	$—	$(429)
Other comprehensive income (loss) before reclassifications	(22)	—	—	(22)
Amounts reclassified from AOCI	—	—	—	—
Net current period other comprehensive (loss) income	(22)	—	—	(22)
Balance as of March 31, 2024	$(446)	$(5)	$—	$(451)

Reclassifications Out of AOCI

	For the three months ended March 31, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	(1)	—	(15)	(16)
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	(4)	(4)
Total before tax	$(1)	$—	$(19)	$(20)
Tax expense				5
Total reclassifications, net of tax				$(15)

16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	March 31, 2024	December 31, 2023
Accounts receivable
Trade	$398	$368
Other	114	138
Accounts receivable, gross	512	506
Less: allowance for credit losses	(28)	(29)
Total accounts receivable, net	$484	$477
Our allowance for credit losses as of March 31, 2024 and December 31, 2023 was $28 million and $29 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for the three

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
months ended March 31, 2024 was an expense of zero. The impact to our allowance for credit losses for the three months ended March 31, 2023 was an expense of $4 million. The Company recorded write-offs against the reserve for the three months ended March 31, 2024 of $1 million. The Company recorded write-offs against the reserve for the three months ended March 31, 2023 of $1 million.
The components of inventory are summarized as follows:

In millions	March 31, 2024	December 31, 2023
Inventories
Work in process and raw materials	$14	$14
Finished goods	125	110
Service parts	120	127
Total inventories	$259	$251

17. REVISED 2023 QUARTERLY FINANCIAL STATEMENTS

As described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, in February 2024, the Company identified fraudulent ACH disbursements from a Company bank account. The Company evaluated the impact of the errors and concluded they are not material to any previously issued interim consolidated financial statements. The following table sets forth the Company’s results of operations for the three months ended March 31, 2023, which have been retrospectively adjusted to reflect NCR Atleos historical financial results as discontinued operations, including the delayed countries that transferred to NCR Atleos during the three months ended March 31, 2024, as well as the revision impact of the fraudulent ACH disbursements and other immaterial errors.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Three Months Ended March 31, 2023
In millions, except per share amounts	As reported	Discontinued operations	Adjustment	As recasted and revised
Product revenue	$521	$230	$—	$291
Service revenue	1,370	745	—	625
Total revenue	1,891	975	—	916
Cost of products	456	187	—	269
Cost of services	969	552	—	417
Selling, general and administrative expenses	292	139	2	155
Research and development expenses	64	15	—	49
Total operating expenses	1,781	893	2	890
Income (loss) from operations	110	82	(2)	26
Loss on extinguishment of debt	—	—	—	—
Interest expense	(83)	—	—	(83)
Other income (expense), net	(3)	1	—	(4)
Income (loss) from continuing operations before income taxes	24	83	(2)	(61)
Income tax expense (benefit)	14	9	—	5
Income from continuing operations	10	74	(2)	(66)
Income (loss) from discontinued operations, net of tax	—	(74)	—	74
Net income (loss)	10	—	(2)	8
Net income (loss) attributable to noncontrolling interests	1	1	—	—
Net income attributable to noncontrolling interests of discontinued operations	—	(1)	—	1
Net income (loss) attributable to NCR Voyix	$9	$—	$(2)	$7
Amounts attributable to NCR Voyix common stockholders
Income (loss) from continuing operations	$9			$(66)
Series A convertible preferred stock dividends	(4)			(4)
Income (loss) from continuing operations attributable to NCR Voyix	5			(70)
Income (loss) from discontinued operations, net of tax	—			73
Net income (loss) attributable to NCR Voyix common stockholders	$5			$3
Income (loss) per share attributable to common stockholders:
Basic earnings (loss) per share:
Continuing operations	$0.04			$(0.50)
Discontinued operations	—			0.52
Net income attributable to common shareholders	$0.04			$0.02
Diluted earnings (loss) per share:
Continuing operations	$0.04			$(0.50)
Discontinued operations	—			0.52
Diluted earnings per share attributable to common shareholders	$0.04			$0.02

There is no impact to the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023, other than the impact to Net income (loss) as presented above. There is no impact to the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 other than the impact to Retained earnings as a result of the changes in Net income (loss) as presented above.

There is no net impact of the adjustments described above to the Condensed Consolidated Statements of Cash Flows to “Net cash provided by operating activities” for the three months ended March 31, 2023, as the impact to Net income (loss) is offset by the changes to operating assets and liabilities, net of effects of business acquired noted above.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1. Financial Statements of this Quarterly Report and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

Our discussion within MD&A is organized as follows:

•Overview. This section contains background information on our company, summary of significant themes and events during the quarter as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three months ended March 31, 2024 to the results for the three months ended March 31, 2023.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at March 31, 2024.

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

Completion of NCR Atleos Spin-Off Transaction

On October 16, 2023, the Company completed the spin-off (“Spin-Off”) of its ATM-focused businesses, including the self-service banking, payments & network and telecommunications and technology businesses, into an independent, publicly traded company, NCR Atleos (“NCR Atleos”), on a tax-free basis. Accordingly, the historical financial results of NCR Atleos are reflected as discontinued operations in the Company’s consolidated financial statements. The 2023 presentation of discontinued operations has been updated to reflect the results of operations for the countries that transferred to NCR Atleos in the first quarter of 2024 and excludes the countries that have not yet transferred to NCR Atleos as of March 31, 2024. The results of operations for the countries that have not yet transferred will be presented as part of discontinued operations as of the date of their separation. As of December 31, 2023, there were seven countries that had not yet transferred to NCR Atleos. During the three months ended March 31, 2024, three of these delayed countries transferred to NCR Atleos, and one additional country transferred during April 2024. Refer to Note 2, “Discontinued Operations”, in the Notes to Consolidated Financial Statements in Item 1 of this Report, for additional information.

Our Segments

Subsequent to the Spin-Off, the Company manages and reports the following segments:

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

SIGNIFICANT THEMES AND EVENTS

The following were significant themes and events for the first quarter of 2024.
•Revenue of $862 million, down 6% compared to the prior year period
◦Recurring revenue, increased 1% as compared to the prior year period and comprised 62% of total consolidated revenue
◦Software and services revenue, increased 2% as compared to the prior year period and comprised 77% of total consolidated revenue
•Adjusted EBITDA of $120 million, down 3% compared to the prior year period

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
During the year ended December 31, 2023, we recognized $36 million related to this matter in Cost of services and Selling, general and administrative expenses. As of December 31, 2023, we received $5 million of cash and expected to receive an additional $14 million of these costs to be recovered under our insurance policies, which was recorded as an insurance receivable. During the three months ended March 31, 2024, the Company incurred $6 million of additional expenses related to the cyber ransomware incident. To date, we have recovered $8 million under our insurance policies. As of March 31, 2024, we expect to receive an additional $17 million which was recorded as an insurance receivable. We are still pursuing insurance recoveries for the remaining costs. We may incur additional costs relating to this incident in the future, including expenses to respond to this matter, payment of damages or other costs to customers or others. At this time we do not believe additional costs incurred as a result of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident.

ACH Disbursements

In February 2024, the Company identified fraudulent automated clearing house “ACH” disbursements from a Company bank account. The cumulative amount of these disbursements total $34 million, and during the three months ended March 31, 2024, we recovered $12 million related to this matter. The Company continues to cooperate with law enforcement and its banks to attempt to recover additional amounts of the fraudulent transfers and to file insurance claims for the remainder. However, there can be no assurance that the Company will be successful in recovering additional amounts of the unauthorized ACH disbursements from the wrongdoers, the Company’s banks or the Company’s insurance providers. Although not materially impacting any previously reported periods, the misstatements resulted in the revision of interim periods in 2023.

STRATEGIC INITIATIVES AND TRENDS

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

Macroeconomic Trends

Given the multinational nature of our business, we are subject to risks and exposures from the evolving macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, fluctuations in foreign currency exchange rates, political economic slowdowns or recessions and geopolitical pressures, including the unknown impacts of current and future trade regulations. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. For example, foreign currency exchange rate fluctuations may negatively impact our financial results during the reporting period.

As we continue to execute on our strategy to shift to recurring revenue, our revenues and earnings will become more predictable; however, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the short term, remain uncertain.

For further discussion of trends, uncertainties and other factors that could affect our operating results, refer to Part I, Item 1A, “Risk Factors”, contained in our 2023 Form 10-K and subsequent filings we make within the SEC.

Results from Operations

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Consolidated Results

The following tables show our results for the three months ended March 31, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$232	$291	26.9%	31.8%	(20)%
Service revenue	630	625	73.1%	68.2%	1%
Total revenue	862	916	100.0%	100.0%	(6)%
Product gross margin	32	22	13.8%	7.6%	45%
Service gross margin	164	208	26.0%	33.3%	(21)%
Total gross margin	196	230	22.7%	25.1%	(15)%
Selling, general and administrative expenses	132	155	15.3%	16.9%	(15)%
Research and development expenses	60	49	7.0%	5.3%	22%
Income from operations	$4	$26	0.5%	2.8%	(85)%

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

Recurring revenue as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
	2024	2023	2024	2023	2024 vs 2023
Recurring revenue(1)	$536	$532	62.2%	58.1%	1%
All other products and services	326	384	37.8%	41.9%	(15)%
Total Revenue	$862	$916	100.0%	100.0%	(6)%

(1) Recurring revenue includes all revenue streams from contracts where there is a predictable revenue pattern that will occur at regular intervals with a relatively high degree of certainty. This includes hardware and software maintenance revenue, cloud revenue, payment processing revenue and certain professional services arrangements as well as term-based software license arrangements that include customer termination rights.

Revenue by type

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Software and services revenue	$666	$652	77.3%	71.2%	2%
Hardware revenue	196	264	22.7%	28.8%	(26)%
Total Revenue	$862	$916	100.0%	100.0%	(6)%

Net income (loss) from continuing operations attributable to NCR Voyix and Adjusted EBITDA(2) as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Net income (loss) from continuing operations attributable to NCR Voyix	$(40)	$(66)	(4.6)%	(7.2)%	39%
Adjusted EBITDA	$120	$124	13.9%	13.5%	(3)%
(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

Non-GAAP Financial Measures and Use of Certain Terms:

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) Our management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of strength and performance of the Company’s ongoing business operations, including funding discretionary spending such as capital expenditures, strategic acquisitions, and other investments. We determine Adjusted EBITDA based on GAAP net income (loss) from continuing operations attributable to NCR Voyix plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization (excluding acquisition-related amortization of intangibles); plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments and other special items, including amortization of acquisition-related intangibles, separation-related costs, cyber ransomware incident recovery costs, net of insurance recoveries, fraudulent ACH disbursements costs, net of recoveries, foreign currency devaluation, and transformation and restructuring charges (which includes integration, severance and other exit and disposal costs), among others. The special items are considered non-operational or non-recurring in nature, so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income (loss) from continuing operations attributable to NCR Voyix. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by our management to make decisions regarding the segments and to assess our financial performance. Refer to the table below for the reconciliations of net income (loss) from continuing operations attributable to NCR Voyix (GAAP) to Adjusted EBITDA (non-GAAP).

Our definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP.

	Three months ended March 31
In millions	2024	2023
Net income (loss) from continuing operations attributable to NCR Voyix (GAAP)	$(40)	$(66)
Depreciation and amortization (excluding acquisition related amortization of intangibles)	66	59
Acquisition-related amortization of intangibles	14	17
Interest expense	39	83
Interest income	(2)	(3)
Income tax expense (benefit)	(14)	5
Stock-based compensation expense	13	25
Transformation and restructuring costs(1)	32	3
Separation costs(3)	5	2
Loss (gain) on disposal of businesses	(7)	(3)
Foreign currency devaluation(5)	15	—
Fraudulent ACH disbursements(2)	(1)	2
Cyber ransomware incident recovery costs(4)	—	—
Adjusted EBITDA (non-GAAP)	$120	$124
(1) Represents integration, severance, and other exit and disposal costs, as well as professional fees related to strategic initiatives, which are considered non-operational in nature.
(2)Represents costs incurred as a result of the Spin-Off. Professional fees to effect the spin-off of NCR Atleos including separation management, organizational design, and legal fees have been classified within discontinued operations during the three months ended March 31, 2023.

(3)Represents gains and losses recognized during the quarter due to changes in valuation of the Lebanese pound and the Egyptian pound.
(4)Represents company identified fraudulent ACH disbursements from a company bank account, net of recoveries. Additional details regarding this item are discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”.
(5)Represents expenses to respond to, remediate and investigate the April 13, 2023 cyber ransomware incident, net of insurance recoveries. Additional details regarding this cyber ransomware incident are discussed in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”.

Revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$232	$291	26.9%	31.8%	(20)%
Service revenue	630	625	73.1%	68.2%	1%
Total revenue	$862	$916	100.0%	100.0%	(6)%

Product revenue includes our hardware and software license revenue streams. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue as well as professional services revenue.

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Total revenue decreased 6% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Product revenue for the three months ended March 31, 2024 decreased 20% compared to the three months ended March 31, 2023 due to a decline in SCO and POS hardware revenues partially offset by an increase in software license revenue. Service revenue for the three months ended March 31, 2024 increased 1% compared to the three months ended March 31, 2023 due to growth in cloud services revenue, professional services revenue and hardware maintenance revenue, partially offset by declines in payments processing services revenue due to the divestitures at the end of 2023.

Gross Margin

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Product gross margin	$32	$22	13.8%	7.6%	45%
Service gross margin	164	208	26.0%	33.3%	(21)%
Total gross margin	$196	$230	22.7%	25.1%	(15)%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Gross margin as a percentage of revenue in the three months ended March 31, 2024 was 22.7% compared to 25.1% in the three months ended March 31, 2023. Gross margin for the three months ended March 31, 2024 included $10 million of transformation and restructuring costs, $3 million of stock-based compensation expense and $4 million of amortization of acquisition-related intangible assets. Gross margin for the three months ended March 31, 2023 included $3 million of stock-based compensation expense and $10 million of amortization of acquisition-related intangible assets. Excluding these items, gross margin as a percentage of revenue decreased from 26.5% in 2023 to 24.7% in 2024 mainly related to a decline in gross margin related to payments processing services due to the divestitures at the end of 2023.

Selling, General and Administrative Expenses

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Selling, general and administrative expenses	$132	$155	15.3%	16.9%	(15)%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Selling, general, and administrative expenses were $132 million in the three months ended March 31, 2024, compared to $155 million in the three months ended March 31, 2023. As a percentage of revenue, selling, general and administrative expenses were 15.3% in the three months ended March 31, 2024 compared to 16.9% in the same period of 2023. In the three months ended March 31, 2024, selling, general and administrative expenses included $18 million of transformation and restructuring costs, $7 million of stock-based compensation expense, $10 million of amortization of acquisition-related intangible assets and $1 million of separation-related costs, offset by $1 million in net recoveries related to the ACH fraud disbursements matter. In the three months ended March 31, 2023, selling, general and administrative expenses included $3 million of transformation and restructuring costs, $2 million of fraudulent ACH disbursement costs, $20 million of stock-based compensation expense, $7 million of amortization of acquisition-related intangible assets, and $2 million of separation-related costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 13.2% in 2023 to 11.3% in 2024 due to cost mitigation actions implemented during the three months ended March 31, 2024.

Research and Development Expenses

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Research and development expenses	$60	$49	7.0%	5.3%	22%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Research and development expenses were $60 million in the three months ended March 31, 2024, compared to $49 million in the three months ended March 31, 2023. As a percentage of revenue, research and development costs were 7.0% and 5.3% in the three months ended March 31, 2024 and 2023, respectively. In the three months ended March 31, 2024, research and development costs included $2 million of transformation and restructuring costs, $3 million of stock-based compensation expense and $4 million of separation-related costs. In the three months ended March 31, 2023, research and development expenses included $2 million of stock-based compensation expense. Excluding these items, research and development expenses increased as a percentage of revenue from 5.1% in 2023 to 5.9% in 2024 as the Company continues investing in research and development activities.

Interest Expense

	Three months ended March 31		Increase (Decrease)
In millions	2024	2023	2024 v 2023
Interest expense	$39	$83	(53)%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Interest expense was $39 million compared to $83 million in the three months ended March 31, 2024 and 2023, respectively. Interest expense is primarily related to our senior unsecured notes and borrowings under the Senior Secured Credit Facility. The decrease in interest expense was due to the decrease in total debt outstanding.

Other Income (Expense), net

Other income (expense), net was expense of $20 million and $4 million in the three months ended March 31, 2024 and 2023, respectively, with the components reflected in the following table:

	Three months ended March 31
In millions	2024	2023
Interest income	$2	$3
Foreign currency fluctuations and foreign exchange contracts	(22)	—
Bank-related fees	(8)	(5)
Employee benefit plans	(1)	(1)
Other, net	9	(1)
Other income (expense), net	$(20)	$(4)

Foreign currency fluctuations and foreign exchange contracts within Other income (expense), net, includes a net loss of $15 million due to the impact of changes in the Lebanese pound and the Egyptian pound during the three months ended March 31, 2024. As of March 31, 2024, the operations of Lebanon and Egypt have transferred to NCR Atleos; however, we retained certain assets and liabilities under the separation and disclosure agreement which were impacted by the changes in foreign currency fluctuations.

Income Taxes

	Three months ended March 31
In millions	2024	2023
Income tax expense (benefit)	$(14)	$5

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax benefit from continuing operations was $14 million for the three months ended March 31, 2024 compared to income tax expense of $5 million for the three months ended March 31, 2023. The change was primarily driven by a favorable mix of earnings between our U.S. and non-U.S. jurisdictions in the three months ended March 31, 2024 compared to the prior year. Additionally, the Company did not recognize any material discrete tax expenses or benefits in either period.

Income (Loss) from Discontinued Operations

The Company did not recognize a gain or loss from discontinued operations, net of tax, during the three months ended March 31, 2024.

The Company recognized income from discontinued operations, net of tax, of $74 million in the three months ended March 31, 2023 related to income from discontinued operations, net of tax, for NCR Atleos. Refer to Note 2, “Discontinued Operations”, of the Notes to Condensed Consolidated Financial Statements, for additional information.

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

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Revenue
Retail	$491	$528	57.0%	57.6%	(7)%
Restaurants	202	211	23.4%	23.0%	(4)%
Digital Banking	147	137	17.1%	15.0%	7%
Total segment revenue	$840	$876	97.5%	95.6%	(4)%
Other	22	40	2.5%	4.4%	(45)%
Total revenue	$862	$916	100.0%	100.0%	(6)%

Adjusted EBITDA by Segment
Retail	$86	$83	17.5%	15.7%	4%
Restaurants	$55	$44	27.2%	20.9%	25%
Digital Banking	$54	$49	36.7%	35.8%	10%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.

Segment Revenue

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Retail revenue decreased 7% for the three months ended March 31, 2024 compared to the prior year period. For the three months ended March 31, 2024, the decrease in revenue is due to a decrease in hardware revenue partially offset by an increase in software and services revenue, mainly for software licenses and professional services revenues.

Restaurants revenue decreased 4% for the three months ended March 31, 2024 compared to the prior year period. For the three months ended March 31, 2024, the decrease in revenue is due to a decrease in hardware revenue partially offset by an increase in software and services revenue, mainly for payment processing services and software license revenues.

Digital Banking revenue increased 7% for the three months ended March 31, 2024, compared to the prior year periods, due to an increase in recurring cloud services, professional services and software license revenues.

Segment Adjusted EBITDA

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Retail and Restaurants Adjusted EBITDA increased 4% and 25% for the three months ended March 31, 2024, respectively, compared to the prior year period. Software and services revenue increased as a percentage of total revenue, from 62% and 73% in the three months ended March 31, 2023 to 70% and 77% in the three months ended March 31, 2024 for Retail and Restaurants, respectively. This increase in favorable software and services revenue mix, along with cost mitigation actions around cost of goods and service delivery costs taken during the quarter caused an increase in overall EBITDA performance for each segment.

Digital Banking Adjusted EBITDA increased 10% for the three months ended March 31, 2024 compared to the prior year period due to the revenue growth described above.

Financial Condition, Liquidity, and Capital Resources

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

As of March 31, 2024, our cash and cash equivalents totaled $246 million and our total debt was $2.7 billion. Our borrowing capacity under our senior secured credit facility was $282 million as of March 31, 2024. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to business and other risk factors, including as detailed in our filings with the SEC. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

The following table summarizes our cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2023 and 2024:

	Three months ended March 31
In millions	2024	2023
Net cash provided by (used in) operating activities	$(35)	$311
Net cash provided by (used in) investing activities	(54)	(86)
Net cash provided by (used in) financing activities	80	(175)

The following table summarizes information related to cash flows from discontinued operations related to the Spin-Off of NCR Atleos:

In millions	Three months ended March 31
	2024(1)	2023
Net cash provided by (used in) operating activities	$—	$195
Net cash provided by (used in) investing activities	—	(25)
Net cash provided by (used in) financing activities	—	—
(1) Represents operations of NCR Atleos through date of separation versus full quarter of NCR Atleos operations for 2023.

Net cash used in operating activities of discontinued operations related to environmental obligations were zero and $6 million for the three months ended March 31, 2024 and 2023, respectively.

Operating Activities Cash used in operating activities was $35 million in the three months ended March 31, 2024 compared to cash provided by operating activities of $311 million in the three months ended March 31, 2023. The decrease in cash provided by operating activities was driven by the net loss in the three months ended March 31, 2024 and movement in the net working capital accounts, as well as employee related payments.

Capital Expenditures and Other Investing Activities Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $61 million and $83 million in capital expenditures during the three months ended March 31, 2024 and 2023, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business.

Financing Activities Financing activities mainly related to borrowings and repayments under our senior secured credit facilities as well as our unsecured senior notes. Financing activities also included dividends paid on the Series A preferred stock, proceeds from employee stock plans as well as tax withholding payments on behalf of employees for stock based awards that vested.

Adjusted free cash flow NCR Voyix management uses a non-GAAP measure called “adjusted free cash flow-unrestricted” to assess the financial performance of the Company. We define adjusted free cash flow as net cash provided by (used in) operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus net reductions or reinvestments in the trade receivables facility due to fluctuations in the outstanding balance of receivables sold, restricted cash settlement activity, NCR Atleos settlement activity, net cash provided by (used in) environmental discontinued operations plus acquisition-related items, and plus pension contributions and settlements. NCR Atleos settlement activity relates to changes in amounts owed to and amounts due from NCR Atleos for activity related to items governed by the separation and distribution agreement. Activity from the commercial and transition services agreements are not included in this adjustment.

We believe adjusted free cash flow-unrestricted information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, adjusted free cash flow indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, and repayment of debt obligations. Adjusted free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. Adjusted free cash flow does not have a uniform definition under GAAP, and therefore the Company’s definition may differ from other companies’ definitions of this measure. This non-GAAP measure should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

The table below reconciles net cash provided by operating activities to NCR Voyix’s non-GAAP measure of adjusted free cash flow-unrestricted for the three months ended March 31:

In millions	Three months ended March 31, 2024(1)
Net cash provided by (used in) operating activities (GAAP)	$(35)
Expenditures for property, plant and equipment	(8)
Additions to capitalized software	(53)
Restricted cash settlement activity	1
NCR Atleos settlement activity	26
Pension contributions	3
Change in trade receivables facility	—
Net cash provided by (used in) environmental discontinued operations	—
Adjusted free cash flow-unrestricted (non-GAAP)	$(66)

(1)Adjusted free cash flow-unrestricted for the three months ended March 31, 2023 is not meaningful for comparison purposes given the presentation of cash flows due to the Spin-Off of NCR Atleos.

Long Term Borrowings The senior secured credit facilities include a term loan facility in an initial aggregate principal amount of $200 million, of which $196 million was outstanding as of March 31, 2024. Additionally, the senior secured credit facilities include a five-year Revolving Credit Facility with an aggregate principal amount of $500 million, of which $196 million was outstanding as of March 31, 2024. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of March 31, 2024, there were $22 million letters of credit outstanding.

As of March 31, 2024, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028 and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

Refer to Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements, for additional information regarding debt transactions.

Employee Benefit Plans In 2024, we expect to make contributions of $13 million to our international pension plans and $32 million to our postemployment plan. For additional information, refer to Note 9, “Employee Benefit Plans”, of the Notes to Condensed Consolidated Financial Statements.

Series A Convertible Preferred Stock As of March 31, 2024, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the three months ended March 31, 2024 and 2023, the Company paid cash dividends of $4 million.

Prior to the close of business on October 17, 2023, the Series A Convertible Preferred Stock was convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As a result of the Spin-Off, the conversion rate of the Series A Convertible Preferred Stock was adjusted pursuant to its terms to 57.5601 shares of common stock per share of Series A Convertible Preferred Stock, effective immediately after the close of business on October 17, 2023. As of March 31, 2024, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 15.9 million shares, which would represent approximately 10% of our outstanding common stock as of March 31, 2024, including the preferred shares on an as-converted basis.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at March 31, 2024 and December 31, 2023 were $173 million and $191 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of March 31, 2024, our cash and cash equivalents totaled $246 million and our total debt was $2.69 billion, excluding deferred fees. As of March 31, 2024, our borrowing capacity under the Revolving Credit Facility was approximately $282 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Company’s 2023 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to environmental matters, debt servicing obligations, payments related to separation, transformation and restructuring initiatives, and in the long-term (i.e., beyond March 31, 2024) to meet our material cash requirements.

Material Cash Requirements from Contractual and Other Obligations

There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2023.
Critical Accounting Policies and Estimates
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require highly subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates pertain to revenue recognition, inventory valuation, goodwill and intangible assets, pension, postretirement and postemployment benefits, environmental and legal contingencies, and income taxes, which are described in Item 7. of our 2023 Form 10-K.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to the Company’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Quarterly Report include, without limitation, statements regarding: the estimated or anticipated future results and benefits of the Company’s plans and operations; the Company’s expectations of demand for its solutions and the impact thereof on the Company's financial results in 2024; the Company’s ability to deliver increased value to customers and stockholders; statements regarding the spin-off of NCR Atleos, including, but not limited to, statements regarding the future commercial or financial performance of the Company following such transaction, and value creation and the ability to innovate and drive growth generally as a result of such transaction; and the Company’s ability to offset losses incurred from fraudulent ACH disbursements from a Company bank account identified in February 2024 through cooperation with law enforcement and the Company’s banks or through insurance proceeds. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of the Company’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: challenges with transforming and growing our business, including our ability to attract new customers, increase use of our platform by existing customers and cross-sell additional products and solutions; development and introduction of new, competitive solutions on a timely, cost-effective basis; our ability to compete effectively against new and existing competitors; our ability to maintain a consistently high level of customer service; our ability to successfully manage our profitability and cost reduction initiatives; integration of acquisitions and management of other strategic transactions; the potential strategic benefits, synergies or opportunities expected from the Spin-Off may not be realized or may take longer to realize than expected; any unforeseen tax liabilities or impacts resulting from the Spin-Off, requests, requirements or penalties imposed by any governmental authorities related to certain existing liabilities; domestic and global economic and credit conditions; downturn or consolidation in the financial services industry; difficulties and risks associated with developing and selling complex new solutions and enhancements, including those using artificial intelligence; risks and uncertainties associated with our payments-related business; disruptions in our data center hosting and public cloud facilities; any failures or delays in our efforts to modernize our information technology infrastructure; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; a major natural disaster or catastrophic event; geopolitical and macroeconomic challenges or events or acts of terrorism; environmental exposures from historical manufacturing activities; the impact of cybersecurity incidents on our business, including the April 2023 ransomware incident, and efforts to prevent or mitigate such incidents and any related impacts on our operations; efforts to comply with applicable data protection and data privacy laws; our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or other liabilities or obligations; access to the capital markets and other sources of financing; our cash flow sufficiency to service our indebtedness; interest rate risks and increased costs of borrowings; the terms governing our trade receivables facility; the impact of certain changes in control relating to acceleration of our indebtedness; our obligations under other financing arrangements, or required repurchase of our senior unsecured notes; any lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; unforeseen tax liabilities or changes in tax law; our failure to maintain effective internal control over financial reporting and disclosure controls and procedures and our ability to remediate material weaknesses in our internal control over financial reporting; the write down of the value of certain significant assets; allegations or claims by third parties that our products or services infringe on intellectual property rights of others, including claims against our customers and claims by our customers to defend and indemnify them with respect to such claims; protection of our intellectual property; changes to our tax rates and additional income tax liabilities; and uncertainties regarding regulations, lawsuits and other related matters; rights preferences and privileges of holders of our Series A Convertible Stock compared to the rights of our common stockholders; impact of the terms of our Series A Convertible Preferred Stock relating to voting power, share dilution and market price of our common stock; actions or proposals from stockholders that do not align with our business strategies or the interest of our stockholders; and other factors presented in “Item 1A-Risk Factors” of our most recent Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent filings we make with the U.S. Securities and Exchange Commission (“SEC”), which we advise you to review.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in the forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and should not be relied upon as representing our plans and expectations as of any subsequent date. The Company does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $18 million as of March 31, 2024. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $18 million as of March 31, 2024. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the first quarter of 2024 compared to the first quarter of 2023 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 85% of our borrowings were on a fixed rate basis as of March 31, 2024. The increase in pre-tax interest expense for the three months ended March 31, 2024 from a hypothetical 100 basis point increase in variable interest rates would be approximately $1 million. As of March 31, 2024, we do not have any outstanding interest rate derivative contracts related to our variable rate debt.

We historically utilized interest rate swap contracts and interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements and interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 13, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2024, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the Company’s Chief Executive and Chief Financial Officers have concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Previously Reported Material Weaknesses

As previously reported in Part II, Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2023:
•The Company did not design and maintain effective controls to prevent or timely detect unauthorized Automated Clearing House (“ACH”) disbursements; and
•The Company did not design and maintain effective controls related to accounts receivable and accounts payable clearing accounts. Specifically, controls were not designed at a sufficient level of precision to timely reconcile and review the reasonableness and supportability of clearing account balances, including review of the nature and aging of the individual clearing account balances.

Although not materially impacting any previously reported periods, these material weaknesses resulted in errors in the Company’s historical 2022 and 2021 financial statements and the revision of interim periods in 2023. Additionally, these material weaknesses could result in material misstatements to the Company’s consolidated financial statements that would not be prevented or detected.

Status of Remediation Plans and Actions

The Company has implemented and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses described above are remediated. These remediation actions are ongoing and include or are expected to include:

•designing and implementing a monitoring control to (i) perform at least an annual review of all Company bank account attributes and (ii) regularly review bank account activity for large and/or unusual transactions for all bank accounts permitting ACH direct debit transactions;
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

As the Company continues to evaluate and work to improve its internal control over financial reporting, the Company may decide to take additional measures or modify the remediation plans described above. The Company believes that these actions will remediate the material weaknesses described above; however, the material weaknesses will not be considered remediated until the Company has completed the design and implementation of the applicable controls and those controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.

To address the material weaknesses referenced above, management has performed additional analyses and procedures in order to prepare the consolidated financial statements included in Item 1 of this Quarterly Report. Based on these analyses and procedures, management believes that the consolidated financial statements included in this Quarterly Report present, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 10, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under Part I, Item 1A. “Risk Factors” in the Company’s 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the 2023 Annual Report on Form 10-K.

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

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended March 31, 2024.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet to be purchased under the plans or programs (in millions)(2)
1/1/2024 - 1/31/2024	13,798	$15.39	212,348	$921
2/1/2024 - 2/29/2024	595,939	$15.08	8,984,453	$938
3/1/2024 - 3/31/2024	153,124	$12.19	1,866,700	$948

(1) For the three months ended March 31, 2024, approximately 762,861 shares were repurchased to cover withholding taxes.
(2) Represents amounts available for repurchases under the October 2016 dilution offset program. As of each month in the quarter ended March 31, 2024, $153 million was available for repurchases under the March 2017 program.

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

Item 5.    OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.     EXHIBITS

10.1	NCR Voyix Corporation 2024 Executive Severance Plan adopted March 13, 2024 (Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)*

10.2	Amendment to Employment Agreement, dated March 13, 2024, between David Wilkinson and NCR Voyix Corporation (Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)*

10.3	Amendment to Letter Agreement, dated March 13, 2024 between Brian Webb-Walsh and NCR Voyix Corporation (Exhibit 10.18.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023)*

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Voyix Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023; (ii) our condensed consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023; (iii) our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023; (iv) our condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023; (v) our condensed consolidated statements of changes in stockholder's equity for the three months ended March 31, 2024 and 2023; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR VOYIX CORPORATION

Date:	May 9, 2024	By:	/s/ Kelly Moyer
Kelly Moyer Corporate Vice President, Chief Accounting Officer (Principal Accounting Officer)