Form 10-Q
period 2024-06-30
NCR Voyix Corp
filed 2024-08-06
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of August 1, 2024, there were approximately 145,372,212 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Voyix Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Product revenue	$256	$311	$488	$599
Service revenue	620	635	1,246	1,253
Total revenue	876	946	1,734	1,852
Cost of products	232	269	431	536
Cost of services	453	413	916	828
Selling, general and administrative expenses	140	167	271	322
Research and development expenses	55	42	115	91
Total operating expenses	880	891	1,733	1,777
Income (loss) from operations	(4)	55	1	75
Interest expense	(41)	(91)	(80)	(174)
Other income (expense), net	(5)	(8)	(25)	(12)
Income (loss) from continuing operations before income taxes	(50)	(44)	(104)	(111)
Income tax expense (benefit)	24	7	10	12
Income (loss) from continuing operations	(74)	(51)	(114)	(123)
Income (loss) from discontinued operations, net of tax	1	67	—	147
Net income (loss)	(73)	16	(114)	24
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—
Net income (loss) attributable to noncontrolling interests of discontinued operations	—	(1)	—	—
Net income (loss) attributable to NCR Voyix	$(73)	$17	$(113)	$24
Amounts attributable to NCR Voyix common stockholders:
Income (loss) from continuing operations	$(74)	$(51)	$(113)	$(123)
Series A convertible preferred stock dividends	(4)	(4)	(8)	(8)
Income (loss) from continuing operations attributable to NCR Voyix common stockholders	(78)	(55)	(121)	(131)
Income (loss) from discontinued operations, net of tax	1	68	—	147
Net income (loss) attributable to NCR Voyix common stockholders	$(77)	$13	$(121)	$16
Income (loss) per share attributable to NCR Voyix common stockholders:
Income (loss) per common share from continuing operations
Basic	$(0.54)	$(0.39)	$(0.84)	$(0.94)
Diluted	$(0.54)	$(0.39)	$(0.84)	$(0.94)
Net income (loss) per common share
Basic	$(0.53)	$0.09	$(0.84)	$0.11
Diluted	$(0.53)	$0.09	$(0.84)	$0.11
Weighted average common shares outstanding
Basic	145.0	140.4	144.3	140.0
Diluted	145.0	140.4	144.3	140.0

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Net income (loss)	$(73)	$16	$(114)	$24
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (loss)	(17)	4	(40)	8
Derivatives
Unrealized gains (loss) on derivatives	—	35	—	24
Loss (gains) on derivatives recognized during the period	—	(24)	—	(43)
Less income tax	—	(5)	—	2
Employee benefit plans
Amortization of prior service cost (benefit)	—	(1)	—	(1)
Net (loss) gain arising during the period	—	—	—	—
Amortization of actuarial loss (gains)	—	(1)	—	(2)
Less income tax	—	1	—	1
Other comprehensive income (loss)	(17)	9	(40)	(11)
Total comprehensive income (loss)	(90)	25	(154)	13
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	—	(1)	(1)	—
Currency translation gains (losses)	—	1	(1)	—
Amounts attributable to noncontrolling interests	—	—	(2)	—
Comprehensive income (loss) attributable to NCR Voyix	$(90)	$25	$(152)	$13

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$204	$261
Accounts receivable, net of allowances of $23 and $29 as of June 30, 2024 and December 31, 2023, respectively	429	472
Inventories	220	250
Restricted cash, current	24	21
Prepaid and other current assets	187	187
Current assets of discontinued operations	—	15
Total current assets	1,064	1,206
Property, plant and equipment, net	205	212
Goodwill	2,038	2,040
Intangibles, net	261	291
Operating lease assets	233	236
Prepaid pension cost	40	43
Deferred income taxes	244	239
Other assets	698	715
Noncurrent assets of discontinued operations	—	8
Total assets	$4,783	$4,990
Liabilities and stockholders’ equity (deficit)
Current liabilities
Short-term borrowings	$15	$15
Accounts payable	478	504
Payroll and benefits liabilities	93	148
Contract liabilities	230	187
Settlement liabilities	51	39
Other current liabilities	387	425
Current liabilities of discontinued operations	—	15
Total current liabilities	1,254	1,333
Long-term debt	2,595	2,563
Pension and indemnity plan liabilities	157	161
Postretirement and postemployment benefits liabilities	45	43
Income tax accruals	66	64
Operating lease liabilities	252	254
Other liabilities	225	259
Noncurrent liabilities of discontinued operations	—	12
Total liabilities	4,594	4,689
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of June 30, 2024 and December 31, 2023; redemption amount and liquidation preference of $276 as of June 30, 2024 and December 31, 2023	276	276
Stockholders’ equity (deficit)
NCR Voyix stockholders’ equity (deficit)
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 145.1 and 142.6 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Paid-in capital	899	874
Retained earnings (deficit)	(517)	(421)
Accumulated other comprehensive loss	(468)	(429)
Total NCR Voyix stockholders’ equity (deficit)	(85)	25
Noncontrolling interests in subsidiaries	(2)	—
Total stockholders’ equity (deficit)	(87)	25
Total liabilities and stockholders’ equity (deficit)	$4,783	$4,990
See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2024	2023
Operating activities
Net income (loss)	$(114)	$24
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	167	306
Stock-based compensation expense	27	68
Deferred income taxes	(8)	15
Impairment of other assets	5	1
Loss (gain) on disposal of property, plant and equipment and other assets	—	1
(Gain) loss on divestiture	(14)	(8)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	61	96
Inventories	31	21
Current payables and accrued expenses	(52)	(104)
Contract liabilities	41	25
Employee benefit plans	(3)	(24)
Other assets and liabilities	(114)	117
Net cash provided by (used in) operating activities	$27	$538
Investing activities
Expenditures for property, plant and equipment	$(21)	$(70)
Proceeds from sale of property, plant and equipment and other assets	—	8
Additions to capitalized software	(104)	(134)
Business acquisitions, net of cash acquired	—	(6)
Proceeds from divestiture	14	8
Proceeds from disposition of corporate-owned life insurance policies	30	—
Net cash provided by (used in) investing activities	$(81)	$(194)
Financing activities
Payments on term credit facilities	$(8)	$(50)
Payments on revolving credit facilities	(374)	(927)
Borrowings on revolving credit facilities	412	732
Payments on other financing arrangements	—	(2)
Cash dividend paid for Series A preferred shares dividends	(8)	(8)
Proceeds from employee stock plans	7	14
Tax withholding payments on behalf of employees	(9)	(16)
Principal payments for finance lease obligations	(5)	(9)
Net cash provided by (used in) financing activities	$15	$(266)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(14)	$(8)
Increase (decrease) in cash, cash equivalents, and restricted cash	(53)	70
Cash, cash equivalents and restricted cash at beginning of period	285	740
Cash, cash equivalents and restricted cash at end of period	$232	$810

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	NCR Voyix Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)			Total
December 31, 2023	143	$1	$874	$(421)	$(429)	$—	$25
Comprehensive income:
Net income (loss)	—	—	—	(40)	—	(1)	(41)
Other comprehensive income (loss)	—	—	—	—	(22)	(1)	(23)
Total comprehensive income (loss)	—	—	—	(40)	(22)	(2)	(64)
Employee stock purchase and stock compensation plans	2	—	5	—	—	—	5
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Spin-Off of NCR Atleos	—	—	—	2	—	—	2
March 31, 2024	145	$1	$879	$(463)	$(451)	$(2)	$(36)
Comprehensive income:
Net income (loss)	—	—	—	(73)	—	—	(73)
Other comprehensive income (loss)	—	—	—	—	(17)	—	(17)
Total comprehensive income (loss)	—	—	—	(73)	(17)	—	(90)
Employee stock purchase and stock compensation plans	—	—	20	—	—	—	20
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Spin-Off of NCR Atleos	—	—	—	23	—	—	23
June 30, 2024	145	$1	$899	$(517)	$(468)	$(2)	$(87)

	NCR Voyix Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)			Total
December 31, 2022	138	$1	$704	$1,075	$(300)	$(1)	$1,479
Comprehensive income:
Net income (loss)	—	—	—	7	—	1	8
Other comprehensive income (loss)	—	—	—	—	(19)	(1)	(20)
Total comprehensive income (loss)	—	—	—	7	(19)	—	(12)
Employee stock purchase and stock compensation plans	2	—	23	—	—	—	23
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2023	140	$1	$727	$1,078	$(319)	$(1)	$1,486
Comprehensive income:
Net income (loss)	—	—	—	17	—	(1)	16
Other comprehensive income (loss)	—	—	—	—	8	1	9
Total comprehensive income (loss)	—	—	—	17	8	—	25
Employee stock purchase and stock compensation plans	—	—	43	—	—	—	43
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
June 30, 2023	140	$1	$770	$1,091	$(311)	$(1)	$1,550

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

Spin-off of NCR Atleos On October 16, 2023, the Company completed its separation of its ATM-focused business, including its self-service banking, payments & network and telecommunications and technology businesses, through the spin-off of its wholly owned subsidiary, NCR Atleos Corporation (“NCR Atleos”), (the “Spin-Off”). The Spin-Off was effected through a pro rata distribution of all outstanding shares of NCR Atleos common stock to holders of NCR Voyix common stock as of the close of business on October 2, 2023 (the “record date”). The Company distributed one share of NCR Atleos common stock for every two common shares of NCR Voyix outstanding as of the record date. Shareholders received cash in lieu of fractional shares of Atleos common stock. The Spin-Off is expected to qualify as a tax-free distribution for U.S. federal income tax purposes. NCR Atleos is an independent, publicly traded company focused on providing self-directed banking solutions to a global customer base, including financial institutions, retailers and consumers, and NCR Voyix retains no ownership interest. The accounting requirements for reporting the Spin-Off of NCR Atleos as a discontinued operation were met when the separation was completed. Accordingly, the financial results for NCR Atleos for the three and six months ended June 30, 2023 are presented as net income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. Refer to Note 2, “Discontinued Operations” for additional information.

In connection with the Spin-Off, the Company and NCR Atleos entered into various agreements to effect the Spin-Off and provide a framework for the relationship between the Company and NCR Atleos after the Spin-Off. Such agreements include the separation and distribution agreement, as well as the following ongoing agreements: a transition services agreement, tax matters agreement, employee matters agreement, patent and technology cross-license agreement, trademark license and use agreement, master services agreement and various other transaction agreements. Under these agreements, the Company continues to provide certain products and services to NCR Atleos following the Spin-Off and receives certain products and services from NCR Atleos following the Spin-Off.

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

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than the items discussed within Note 18, “Subsequent Events”, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Cyber ransomware incident On April 13, 2023, the Company determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, the Company immediately

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. The Company concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Our investigation also concluded no financial reporting systems were impacted. As of June 30, 2024, the Company has incurred $44 million of expenses related to the cyber ransomware incident and has recovered $20 million under our insurance policies. As of June 30, 2024, we expect to receive an additional $5 million, which was recorded as an insurance receivable. We are still pursuing insurance recoveries for the remaining costs. We may incur additional costs relating to this incident in the future, including expenses to respond to this matter, payment of damages or other costs to customers or others. At this time we do not believe additional costs incurred as a result of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident.

Out-of-period adjustments In the first quarter of 2023, the Company recorded a $10 million out-of-period adjustment to increase operating expenses and an employee-related liability in order to correct for an understatement of such same balances during the fourth quarter of 2022.

In the second quarter of 2024, the Company recorded an out-of-period correction to decrease revenue by $10 million, decrease accounts receivable by $5 million, and increase contract liabilities by $5 million. The adjustment is not expected to be material to the full year results of operations for 2024.

During the second quarter of 2024, the Company recorded corrections related to the Spin-Off. As of December 31, 2023, total assets were understated by approximately $12 million, total liabilities were overstated by approximately $7 million, and total equity was understated by approximately $19 million, which is included in the “Spin-Off of NCR Atleos” line in the Statements of Changes in Stockholders’ Equity (Deficit). The Company evaluated the impact of these adjustments and concluded they were not material to any previously issued interim or annual consolidated financial statements.

ACH Disbursements In February 2024, the Company identified fraudulent automated clearing house (“ACH”) disbursements from a Company bank account. The cumulative amount of these disbursements totaled $34 million. As of June 30, 2024, the Company has recovered approximately $13 million of fraudulent disbursements from the Company’s banks, including amounts related to fraudulent ACH disbursements in prior periods, and is pursuing insurance recoveries in connection with this matter.

In preparing the consolidated financial statements for the year ended December 31, 2023, the Company identified incorrectly recorded ACH disbursements for the quarterly periods ending March 31, 2023, June 30, 2023 and September 30, 2023 in an accounts receivable clearing account instead of as operating expenses. The Company evaluated the impact of these errors and concluded that they were not material to any previously issued financial statements. As a result of these errors, the Company has made adjustments to the prior period amounts presented in these financial statements. The impact of the revisions to the three and six month periods ended June 30, 2023 are presented in Note 17, “Revised 2023 Quarterly Financial Statements”.

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions		June 30
	Balance Sheet Location	2024	2023
Cash and cash equivalents	Cash and cash equivalents	$204	$547
Short term restricted cash	Restricted cash, current	—	6
Long term restricted cash	Other assets	4	9
Cash included in settlement processing assets	Restricted cash, current	24	248
Total cash, cash equivalents and restricted cash		$232	$810
Cash, cash equivalents and restricted cash of discontinued operations		—	547
Total cash, cash equivalents and restricted cash		$232	$263

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Contract Assets and Liabilities The following table presents the net contract liability balances as of June 30, 2024 and December 31, 2023.

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2024	December 31, 2023
Current portion of contract liabilities	Contract liabilities	$230	$187
Non-current portion of contract liabilities	Other liabilities	$15	$19

During the six months ended June 30, 2024, the Company recognized $102 million in revenue that was included in contract liabilities as of December 31, 2023. During the six months ended June 30, 2023, the Company recognized $88 million in revenue that was included in contract liabilities as of December 31, 2022.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.2 billion. The Company expects to recognize revenue on over approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

Capitalized Software Capitalized development costs for internal-use software and software that will be sold, leased or otherwise marketed were $486 million and $486 million as of June 30, 2024 and December 31, 2023, respectively, presented within Other assets on the Condensed Consolidated Balance Sheets.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
2. DISCONTINUED OPERATIONS

Spin-Off of NCR Atleos

On October 16, 2023, the Company completed the Spin-Off of NCR Atleos into an independent publicly traded company. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information regarding the Spin-Off. The historical results of NCR Atleos have been presented as discontinued operations. The Company’s presentation of discontinued operations excludes general corporate overhead costs that did not meet the requirements to be presented as discontinued operations. The 2023 presentation of discontinued operations has been updated to reflect the results of operations for the countries that transferred to NCR Atleos during 2024 and excludes the countries that have not yet transferred to NCR Atleos as of June 30, 2024. The results of operations for the countries that have not yet transferred will be presented as part of discontinued operations as of the date of their separation. As of December 31, 2023, there were seven countries that had not yet transferred to NCR Atleos. During the six months ended June 30, 2024, five of these seven delayed countries transferred to NCR Atleos.

The following table presents the major categories of income (loss) from discontinued operations related to the Spin-Off of NCR Atleos:

In millions	Three months ended June 30		Six months ended June 30
	2024(1)	2023	2024(1)	2023
Product revenue	$—	$265	$—	$498
Service revenue	1	775	5	1,527
Total revenue	1	1,040	5	2,025
Cost of products	—	209	—	398
Cost of services	—	557	4	1,111
Selling, general and administrative expenses	—	169	1	308
Research and development expenses	—	15	—	30
Total operating expenses	—	950	5	1,847
Income from discontinued operations	1	90	—	178
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	1
Income (loss) from discontinued operations before income taxes	1	90	—	179
Income tax expense (benefit)	—	22	—	31
Net income (loss) from discontinued operations	1	68	—	148
Net income (loss) attributable to noncontrolling interests	—	(1)	—	—
Net income (loss) from discontinued operations related to NCR Atleos	$1	$69	$—	$148
(1)Represents operations of the delayed countries that transferred to NCR Atleos during 2024 through date of separation versus full period of NCR Atleos operations for 2023.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents the major classes of assets and liabilities of discontinued operations:

In millions	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1
Accounts receivable, net of allowances	9
Inventories	4
Prepaid and other current assets	1
Total current assets	15
Other assets	8
Noncurrent assets	8
Total assets of discontinued operations	$23

Liabilities
Current liabilities
Accounts payable	$1
Payroll and benefits liabilities	1
Contract liabilities	10
Other current liabilities	3
Total current liabilities	15
Pension and indemnity plan liabilities	7
Other liabilities	5
Noncurrent liabilities	12
Total liabilities of discontinued operations	$27

The following table presents selected financial information related to cash flows from discontinued operations:

In millions	Six months ended June 30
	2024(1)	2023
Net cash provided by (used in) operating activities	$—	$292
Net cash provided by (used in) investing activities	—	(37)
Net cash provided by (used in) financing activities	—	(2)
(1)Represents operations of the delayed countries that transferred to NCR Atleos during 2024 through date of separation versus full period of NCR Atleos operations for 2023.

Environmental Matters

The costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including those relating to the Fox River and Kalamazoo River matters, are presented in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. Income (loss) from discontinued operations, net of tax, related to environmental matters was zero income or loss for the three and six months ended June 30, 2024 and a loss of $1 million for the three and six months ended June 30, 2023. Net cash provided by or used in operating activities of discontinued operations related to environmental obligations was $3 million cash provided by operating activities and $6 million cash used in operating activities for the six months ended June 30, 2024 and 2023, respectively. Refer to Note 10, “Commitments and Contingencies” for further information.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of June 30, 2024 and December 31, 2023 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2023						June 30, 2024
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Retail	$1,081	$(34)	$1,047	$—	$—	$(1)	$1,080	$(34)	$1,046
Restaurants	495	(23)	472	—	—	(1)	494	(23)	471
Digital Banking	521	—	521	—	—	—	521	—	521
Total goodwill	$2,097	$(57)	$2,040	$—	$—	$(2)	$2,095	$(57)	$2,038

Identifiable Intangible Assets The Company’s purchased intangible assets, reported in Intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	June 30, 2024		December 31, 2023
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$665	$(459)	$665	$(438)
Intellectual property	2 - 8	493	(441)	494	(433)
Customer contracts	8	89	(89)	89	(89)
Tradenames	1 - 10	79	(76)	79	(76)
Total identifiable intangible assets		$1,326	$(1,065)	$1,327	$(1,036)

Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Amortization expense	$15	$18	$29	$35

The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2024	2025	2026	2027	2028	2029
Amortization expense	$26	$49	$46	$40	$29	$25

NCR Voyix Corporation
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

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to any of our three individual reportable segments along with certain non-strategic businesses that are considered immaterial operating segment(s) and certain countries which are expected to transfer to NCR Atleos during the remainder of 2024, as well as commercial agreements with NCR Atleos.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in assessing segment performance and in allocating the Company’s resources. Management evaluates the performance of the segments based on revenue and Adjusted EBITDA. Adjusted EBITDA is defined as GAAP net income (loss) from continuing operations attributable to NCR Voyix plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization; plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments and other special items, including amortization of acquisition-related intangibles, acquisition-related costs, separation-related costs, cyber ransomware incident recovery costs net of insurance recoveries, fraudulent ACH disbursements costs, net of recoveries, transformation and restructuring charges (which includes integration, severance and other exit and disposal costs), and strategic initiative costs, among others. The special items are considered non-operational or non-recurring in nature, so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported GAAP net income (loss) from continuing operations attributable to the Company.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Revenue by segment
Retail	$517	$553	$1,008	$1,081
Restaurants	201	223	403	434
Digital Banking	154	141	301	278
Total segment revenue	$872	$917	$1,712	$1,793
Other	4	29	22	59
Total revenue	$876	$946	$1,734	$1,852

Adjusted EBITDA by segment
Retail	$87	$115	$173	$198
Restaurants	62	51	117	95
Digital Banking	63	54	117	103
Segment Adjusted EBITDA	$212	$220	$407	$396

The following table reconciles Segment Adjusted EBITDA to Net income (loss) from continuing operations attributable to NCR Voyix:

In millions	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Segment Adjusted EBITDA	$212	$220	$407	$396
Corporate and other income and expenses not allocated to reportable segments	68	52	142	110
Depreciation and amortization	70	61	136	120
Acquisition-related amortization of intangibles	15	18	29	35
Interest expense	41	91	80	174
Interest income	(1)	(3)	(3)	(6)
Acquisition-related costs	—	1	—	1
Income tax expense (benefit)	24	7	10	12
Stock-based compensation expense	14	25	27	50
Transformation and restructuring costs(1)	51	3	79	6
Separation costs(2)	3	6	8	8
Loss (gain) on disposal of businesses	(7)	(4)	(14)	(7)
Foreign currency devaluation(3)	—	—	15	—
Fraudulent ACH disbursements(4)	(1)	3	(2)	5
Cyber ransomware incident recovery costs(5)	(4)	11	(4)	11
Strategic initiatives(6)	13	—	17	—
Net income (loss) from continuing operations attributable to NCR Voyix	$(74)	$(51)	$(113)	$(123)
(1)Represents integration, severance, and other exit and disposal costs which are considered non-operational in nature.
(2)Represents costs incurred as a result of the Spin-Off. Professional fees to effect the spin-off of NCR Atleos including separation management, organizational design, and legal fees have been classified within discontinued operations during the three and six months ended June 30, 2023.
(3)Represents gains and losses recognized during the period due to changes in valuation of the Lebanese pound and the Egyptian pound.
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
(6)Represents professional fees related to strategic initiatives which are considered non-operational in nature.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for the Company:

In millions	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
United States	$589	$662	$1,194	$1,293
Americas (excluding United States)	71	63	130	125
Europe, Middle East and Africa	132	127	253	256
Asia Pacific	84	94	157	178
Total revenue	$876	$946	$1,734	$1,852

The following table presents the recurring revenue and all other products and services revenue that is recognized at a point in time for the Company:

In millions	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Recurring revenue(1)	$544	$535	$1,076	$1,059
All other products and services	332	411	658	793
Total revenue	$876	$946	$1,734	$1,852
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

5. DEBT OBLIGATIONS

The following table summarizes the Company’s short-term borrowings and long-term debt:

	June 30, 2024		December 31, 2023
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility(1)	$15	8.44%	$15	8.46%
Total short-term borrowings	$15		$15
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility(1)	$177	8.44%	$185	8.46%
Revolving credit facility(1)	136	8.43%	98	9.07%
Senior notes:
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	1,200		1,200
5.250% Senior Notes due 2030	450		450
Deferred financing fees	(18)		(20)
Total long-term debt	$2,595		$2,563
(1)Interest rates are weighted-average interest rates as of June 30, 2024 and December 31, 2023.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

The Company has the option to redeem the 5.000% Notes, in whole or in part, at any time, at a redemption price of 102.500%, 101.250%, and 100% during the 12-month periods commencing on October 1, 2023, 2024 and 2025 and thereafter,

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
respectively, plus accrued and unpaid interest to the redemption date. The Company has the option to redeem the 5.250% Notes, in whole or in part, at any time on or after October 1, 2025, at a redemption price of 102.625%, 101.750%, 100.875%, and 100% during the 12-month periods commencing on October 1, 2025, 2026, 2027 and 2028 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2024 and December 31, 2023 was $2.48 billion and $2.47 billion, respectively. Management’s fair value estimates were based on quoted prices for recent trades of the Company’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

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

As cash is collected on the trade receivables, the U.S. SPE has the ability to continuously transfer ownership and control of new qualifying trade receivables to the Purchasers such that the total outstanding balance of trade receivables sold can be up to $300 million at any point in time, which is the maximum purchase commitment of the Purchasers. The future outstanding balance of trade receivables that are sold is expected to vary based on the level of activity and other factors and could be less

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
than the maximum purchase commitment of $300 million. The total outstanding balance of trade receivables that were sold to the Purchasers and derecognized by the U.S. SPE was approximately $300 million and $288 million as of June 30, 2024 and December 31, 2023, respectively. Excluding the trade receivables sold to the Purchasers, the SPEs collectively owned $97 million and $107 million of trade receivables as of June 30, 2024 and December 31, 2023, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Continuous cash activity related to the T/R Facility is reflected in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. The U.S. SPE incurs fees under the T/R Facility, including fees due and payable to the Purchasers. Those fees, which are immaterial, are recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs has provided a full recourse guarantee in favor of the Purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee is secured by all the trade receivables owned by each of the SPEs that have not been sold to the Purchasers. The reserve recognized for this recourse obligation as of June 30, 2024 is not material.

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

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense from continuing operations was $24 million for the three months ended June 30, 2024 compared to income tax expense of $7 million for the three months ended June 30, 2023. The change was primarily driven by an unfavorable mix of earnings between our US and non-US jurisdictions in the three months ended June 30, 2024 compared to the prior year. Additionally, the Company recognized higher discrete tax expenses in the three months ended June 30, 2024.

Income tax expense was $10 million for the six months ended June 30, 2024 compared to income tax expense of $12 million for the six months ended June 30, 2023. The change in tax expense was impacted by the mix of earnings between our US and non-US jurisdictions.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
8. STOCK COMPENSATION PLANS

As of June 30, 2024, the Company’s stock-based compensation consisted of restricted stock units, employee stock purchase plan and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Restricted stock units	$13	$23	$25	$44
Stock options	—	—	—	2
Employee stock purchase plan	1	2	2	4
Stock-based compensation expense	14	25	27	50
Tax benefit (expense)	(1)	(3)	—	(3)
Stock-based compensation expense (net of tax)	$13	$22	$27	$47

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

As of June 30, 2024, the total unrecognized compensation cost of $74 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1.1 years. As of June 30, 2024, all stock option grants have vested.

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

For the three months ended June 30, 2024, employees purchased 0.3 million shares, at a discounted price of $10.50. For the three months ended June 30, 2023, employees purchased 0.3 million shares, at a discounted price of $19.93.

9. EMPLOYEE BENEFIT PLANS

Employer Contributions

Pension For the three and six months ended June 30, 2024, the Company contributed $2 million and $5 million, respectively, to its international pension plans. The Company anticipates contributing an additional $8 million to its international pension plans for a total of $13 million in 2024. Following the Spin-Off, NCR Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in accumulated other comprehensive loss, which were previously sponsored by the Company. Pursuant to the terms of the Spin-Off transaction documents, the Company is required to contribute 50% of the annual costs of the U.S. pension plan to NCR Atleos to the extent NCR Atleos contributes more than $40 million on an annual basis beginning with the plan year ending December 31, 2024.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Postemployment For the three and six months ended June 30, 2024, the Company contributed $17 million and $25 million, respectively, to its postemployment plan. The Company anticipates contributing an additional $26 million to its postemployment plan for a total of $51 million in 2024. During the three and six months ended June 30, 2024, the Company recorded $20 million and $30 million, respectively, of employee related costs in accordance with ASC 712, Employers’ Accounting for Postemployment Benefits, when a severance liability was determined to be probable and estimable.

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

Other Litigation In November 2015, several participants and beneficiaries in five “nonqualified” deferred compensation retirement plans sponsored by the Company (collectively, the “Plans”) filed a putative class action lawsuit against the Company and other named defendants. The plaintiffs alleged, among other things, that the Company breached the terms of the Plan agreements when, upon termination of the Plans, the Company paid lump sum payments based on mortality tables and actuarial calculations. In September 2017, the court certified a class.

On February 6, 2024, the court entered summary judgment in favor of the plaintiffs, finding that the Company breached the terms of the Plans when it paid the lump sums in lieu of actuarially equivalent replacement life annuities and ordered that the Company provide class members the amount reflecting the difference between the lump sums they received and the cost of the replacement life annuities. The court further ordered the parties to brief as to what the appropriate relief should have been based on the benefits due to each Plan participant (“Requested Relief Order”). On April 16, 2024, the Company filed its position on the Requested Relief Order.

On June 10, 2024, the Court ruled against the Company’s position to the Requested Relief Order, entered a final judgment against the Company, and ordered the Company to calculate the “benefits due” to the Plan participants, including pre-judgment interest, based on the sum that would have been sufficient to allow each participant to purchase a replacement annuity using discount rates prescribed by the Pension Benefit Guaranty Corporation in effect as of the February 25, 2013 termination date.

The Company intends to contest this matter vigorously. On July 2, 2024, the Company filed a notice of appeal. Given that an estimate or range of possible loss was not ordered in this equitable judgment and moreover cannot be determined at this time in light of the uncertainty regarding the ultimate form of relief and complexities in the methodology and quantification of loss, if any, the parties stipulated to a $45 million supersedeas bond, which is an amount the Company believes may not be correlated to the actual loss (if any) but will nonetheless allow the Company to seek a stay of execution of this equitable judgement pending appeal. Any amount sustained following an appeal of this matter is subject to an indemnity obligation by NCR Atleos to contribute 50% of any award. The Company has concluded that, as of June 30, 2024, a loss is reasonably possible but that an estimate or range of possible loss cannot be determined at this time given uncertainty regarding the ultimate form of relief and complexities in the methodology and quantification of damages, if any.

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

The cost of the Fox River remediation has been shared with three parties (the previously reported API having fully satisfied its obligations in 2016, and is now bankrupt): B.A.T. Industries p.l.c. (“BAT”) as co-obligor, and AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) as indemnitors. Under a 1998 Cost Sharing Agreement and subsequent 2005 arbitration award (collectively, the “Cost Sharing Agreement”), from 2008 through 2014, BAT paid 60% of the cost of the Fox River clean-up and natural resource damages (“NRD”). Pursuant to a September 30, 2014 Funding Agreement (the “Funding Agreement”) BAT funded 50% of the Company’s Fox River remediation costs from October 1, 2014 forward; the Funding Agreement also provides the Company contractual avenues for a future payment of, via direct and third-party sources, (1) the difference between BAT’s 60% obligation under the Cost Sharing Agreement on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, and (2) the difference between the amount the Company received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement for the period from April 2012 through September 2014 (collectively, the “Funding Agreement Receivable”). Pursuant to a 2015 Letter Agreement, the Company’s contractual avenue for direct payment by BAT was effectively stayed pending completion of other unrelated lawsuits by BAT against third-parties. As of June 30, 2024 and December 31, 2023, the Funding Agreement Receivable was approximately $54 million and was included in Other assets in the Condensed Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River remaining reserve.

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

The final reconciliation of the Funding Agreement Receivable and the Divestiture Agreement Offsets could result in additional expenditures and liabilities for the Company that could be material. As of June 30, 2024 and December 31, 2023, we have no remaining liability for environmental remedial obligations for the Fox River matter. As of June 30, 2024 and December 31, 2023, the liability subject to final reconciliation with indemnitors under the Divestiture Agreement was approximately $22 million.

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

During the pendency of the Sixth Circuit appeal, the Company negotiated a settlement of the Kalamazoo River matter with the USEPA and other government agencies. In December 2019, the Company entered into a Consent Decree and in December 2020, the District Court approved the Consent Decree, which resolved the foregoing litigation associated with the Kalamazoo River clean-up, including the Sixth Circuit appeal. The Consent Decree requires the Company to pay GP its 40% share of past costs, to pay the USEPA and state agencies their past and future administrative costs. It also required the Company to dismiss its Sixth Circuit appeal. The Consent Decree further requires the Company to take responsibility for the remediation of a portion, but not all, of the Kalamazoo River. The Consent Decree provides the Company protection from other PRPs, including GP, seeking contribution for their costs associated with the clean-up anywhere on the river, thereby resolving the allocation of future costs left unresolved by the June 2018 judgment.

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

In November 2023, the USEPA issued a conditional approval for a work plan to remediate one area of the Kalamazoo River (referred to by USEPA as Area 4) for which the Company has remediation responsibility. The conditional approval provided the Company with sufficient information to estimate the cost of the first phase of remediation for this area of the river and necessitated an increase in the Kalamazoo reserve. Subsequently, USEPA provided further clarification about the conditions with respect to completing the second phase of the work plan that could substantially increase the costs of remediation. The Company does not believe the scope of work for this second phase is its responsibility under the Consent Decree or the National Contingency Plan. On March 29, 2024, the Company filed a Notice of Dispute with the USEPA objecting to the scope of work for Area 4 as being inconsistent with the National Contingency Plan and contrary to the requirements of the Consent Decree. In June 2024, the Company reached a tentative agreement with the USEPA that will satisfactorily address the Company's cost concerns, subject to agreement on a final work plan. If an Area 4 work plan cannot be finalized, the costs to remediate Area 4 could increase substantially.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
As of June 30, 2024 and December 31, 2023, the total reserve for Kalamazoo was $145 million and $141 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company’s co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors’ and indemnitors’ obligations are as previously reported, the reserve reflects changes in positions taken by some of those co-obligors and indemnitors with respect to the Kalamazoo River. The contributions from its co-obligors and indemnitors are expected to range from $70 million to $155 million and the Company will continue to pursue such contribution.

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

Environmental-Related Insurance Recoveries In connection with the Fox River, Kalamazoo River and other environmental sites, through June 30, 2024, the Company has received a combined gross total of approximately $212 million in settlements reached with various of its insurance carriers. Portions of many of these settlements agreed in the 2010 through 2013 timeframe are payable to a law firm that litigated the claims on the Company’s behalf. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but it has recovered some amounts as a result of settlement discussions with certain carriers. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.

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

Guarantees and Product Warranties In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. The Company believes the likelihood of having to perform under any such guarantee is remote. As of June 30, 2024 and December 31, 2023, the Company had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

11. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended June 30, 2024 and 2023, the Company paid cash dividends of $4 million. During the six months ended June 30, 2024 and 2023, the Company paid cash dividends of $8 million.

Prior to the close of business on October 17, 2023, the Series A Convertible Preferred Stock was convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As a result of the Spin-Off, the conversion rate of the Series A Convertible Preferred Stock was adjusted pursuant to its terms to 57.5601 shares of common stock per share of Series A Convertible Preferred Stock, effective immediately after the close of business on October 17, 2023. As of June 30, 2024 and December 31, 2023, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 15.9 million shares.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

The components of basic and diluted earnings (loss) per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Numerator:
Income (loss) from continuing operations	$(74)	$(51)	$(113)	$(123)
Series A convertible preferred stock dividends	(4)	(4)	(8)	(8)
Income (loss) from continuing operations attributable to NCR Voyix common stockholders	(78)	(55)	(121)	(131)
Income (loss) from discontinued operations, net of tax	1	68	—	147
Net income (loss) attributable to NCR Voyix common stockholders	$(77)	$13	$(121)	$16

Denominator:
Basic and diluted weighted average number of shares outstanding	145.0	140.4	144.3	140.0

Basic and diluted earnings (loss) per share:
From continuing operations	$(0.54)	$(0.39)	$(0.84)	$(0.94)
From discontinued operations	0.01	0.48	—	1.05
Total basic and diluted earnings per share	$(0.53)	$0.09	$(0.84)	$0.11

For the three months ended June 30, 2024, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, potential common shares that would have caused dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 15.9 million for the as-if converted Series A Preferred Stock because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 10.4 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the three months ended June 30, 2023, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 14.2 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the six months ended June 30, 2024, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, potential common shares that would have caused dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 15.9 million for the as-if converted Series A Preferred Stock because their effect would have been anti-dilutive. Additionally, for the six months ended June 30, 2024, weighted average restricted stock units and stock options of 10.3 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the six months ended June 30, 2023, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the dilution share count because their effect would have anti-dilutive. Additionally, for the six months ended June 30, 2023, weighted average restricted stock units and stock options of 14.7 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

Further, a substantial portion of our operations and revenue occur outside the United States and, as such, the Company has exposure to approximately 30 functional currencies. Our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates. The Company seeks to mitigate such impact by hedging its foreign currency transaction exposure using foreign currency forward and option contracts. We do not enter into hedges for speculative purposes.

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

Our risk management strategy includes hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. As a result, some of the impact of currency fluctuations on non-functional currency denominated transactions (and hence on subsidiary operating income, as stated in the functional currency), is mitigated in the near term. In the longer term (greater than 15 months), the subsidiaries are still subject to the effect of translating the functional currency results to United States Dollars. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the Company’s marketing units and the foreign currency denominated inputs to our manufacturing units. If the hedge is designated as a highly effective cash flow hedge, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they are recorded in earnings when the exchange rates change. As of June 30, 2024 and December 31, 2023, the balance in AOCI related to foreign exchange derivative transactions was zero.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	June 30, 2024
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$1	Other current liabilities		$—
Total foreign exchange contracts		$323	$1		$31	$—
Total derivatives not designated as hedging instruments			$1			$—

	Fair Values of Derivative Instruments
	December 31, 2023
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$5	Other current liabilities		$(4)
Total foreign exchange contracts		$402	$5		$207	$(4)
Total derivatives not designated as hedging instruments			$5			$(4)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended June 30, 2024	For the three months ended June 30, 2023	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Interest rate contracts	$—	$35	Cost of services	$—	$(19)
Interest rate contracts	$—	$—	Interest expense	$—	$(5)

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the six months ended June 30, 2024	For the six months ended June 30, 2023	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest rate contracts	$—	$24	Cost of services	$—	$(34)
Interest rate contracts	$—	$—	Interest expense	$—	$(9)

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
In millions		Three months ended June 30		Six months ended June 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2024	2023	2024	2023
Foreign exchange contracts	Other income (expense), net	$(6)	$(3)	$(12)	$(8)
Interest rate contracts	Cost of services	$—	$14	$—	$14

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following tables show the impact of the Company’s cash flow hedge accounting relationships on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023.

	Location and Amount of (Gain) Loss Recognized in Income on Cash Flow Hedging Relationships for the three months ended June 30:
In millions	Cost of Services		Interest Expense
	2024	2023	2024	2023
Total amount of expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$453	$413	$41	$91

Amount of (gain) loss reclassified from Accumulated other comprehensive loss, net of expense	$—	$(19)	$—	$(5)

	Location and Amount of (Gain) Loss Recognized in Income on Cash Flow Hedging Relationships for the six months ended June 30:
In millions	Cost of Services		Interest Expense
	2024	2023	2024	2023
Total amount of expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$916	$828	$80	$174

Amount of (gain) loss reclassified from Accumulated other comprehensive loss, net of expense	$—	$(34)	$—	$(9)

Refer to Note 14, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. The Company’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2024 and December 31, 2023, we did not have any major concentration of credit risk related to financial instruments.

14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are set forth as follows:

	June 30, 2024
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Deposits held in money market mutual funds(1)	$15	$15	$—	$—
Foreign exchange contracts(2)	1	—	1	—
Total	$16	$15	$1	$—

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	December 31, 2023
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts(2)	$5	$—	$5	$—
Total	$5	$—	$5	$—
Liabilities:
Foreign exchange contracts(3)	$4	$—	$4	$—
Total	$4	$—	$4	$—
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of June 30, 2024, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The Company reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three and six months ended June 30, 2024 and 2023.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2023	$(424)	$(5)	$—	$(429)
Other comprehensive income (loss) before reclassifications	(39)	—	—	(39)
Amounts reclassified from AOCI	—	—	—	—
Net current period other comprehensive (loss) income	(39)	—	—	(39)
Balance as of June 30, 2024	$(463)	$(5)	$—	$(468)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Reclassifications Out of AOCI

	For the three months ended June 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	(1)	(1)	(19)	(21)
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	—	—	(5)	(5)
Total before tax	$(1)	$(1)	$(24)	$(26)
Tax expense				5
Total reclassifications, net of tax				$(21)

	For the six months ended June 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	(2)	(1)	(34)	(37)
Selling, general and administrative expenses	—	—	—	—
Research and development expenses	—	—	—	—
Interest expense	$—	$—	$(9)	(9)
Total before tax	$(2)	$(1)	$(43)	$(46)
Tax expense				10
Total reclassifications, net of tax				$(36)

16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2024	December 31, 2023
Accounts receivable
Trade	$369	$363
Other	83	138
Accounts receivable, gross	452	501
Less: allowance for credit losses	(23)	(29)
Total accounts receivable, net	$429	$472
Our allowance for credit losses as of June 30, 2024 and December 31, 2023 was $23 million and $29 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for both the three and six months ended June 30, 2024 was an expense of $4 million. The impact to our allowance for credit losses for the three and six months ended June 30, 2023 was an expense of $4 million and $8 million, respectively. The Company recorded write-offs against the reserve for the three and six months ended June 30, 2024 of $9 million and $10 million, respectively. The Company recorded recoveries against the reserve for of $1 million for the three months ended June 30, 2023 and no write-offs against the reserve for the six months ended June 30, 2023.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The components of inventory are summarized as follows:

In millions	June 30, 2024	December 31, 2023
Inventories
Work in process and raw materials	$12	$14
Finished goods	98	109
Service parts	110	127
Total inventories	$220	$250

17. REVISED 2023 QUARTERLY FINANCIAL STATEMENTS

As described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, in February 2024, the Company identified fraudulent ACH disbursements from a Company bank account. The Company evaluated the impact of the errors and concluded they are not material to any previously issued interim consolidated financial statements. The following table sets forth the Company’s results of operations for the three and six months ended June 30, 2023, which have been retrospectively adjusted to reflect NCR Atleos historical financial results as discontinued operations, including the delayed countries that transferred to NCR Atleos during the three and six months ended June 30, 2024, as well as the revision impact of the fraudulent ACH disbursements and other immaterial errors.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Three months ended June 30, 2023				Six months ended June 30, 2023
In millions, except per share amounts	As reported	Discontinued operations	Adjustment	As recasted and revised	As reported	Discontinued operations	Adjustment	As recasted and revised
Product revenue	$576	$265	$—	$311	$1,097	$498	$—	$599
Service revenue	1,410	775	—	635	2,780	1,527	—	1,253
Total revenue	1,986	1,040	—	946	3,877	2,025	—	1,852
Cost of products	478	209	—	269	934	398	—	536
Cost of services	970	557	—	413	1,939	1,111	—	828
Selling, general and administrative expenses	333	169	3	167	625	308	5	322
Research and development expenses	57	15	—	42	121	30	—	91
Total operating expenses	1,838	950	3	891	3,619	1,847	5	1,777
Income (loss) from operations	148	90	(3)	55	258	178	(5)	75
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Interest expense	(91)	—	—	(91)	(174)	—	—	(174)
Other income (expense), net	(8)	—	—	(8)	(11)	1	—	(12)
Income (loss) from continuing operations before income taxes	49	90	(3)	(44)	73	179	(5)	(111)
Income tax expense (benefit)	30	22	(1)	7	44	31	(1)	12
Income from continuing operations	19	68	(2)	(51)	29	148	(4)	(123)
Income (loss) from discontinued operations, net of tax	(1)	(68)	—	67	(1)	(148)	—	147
Net income (loss)	18	—	(2)	16	28	—	(4)	24
Net income (loss) attributable to noncontrolling interests	(1)	(1)	—	—	—	—	—	—
Net income attributable to noncontrolling interests of discontinued operations	—	1	—	(1)	—	—	—	—
Net income (loss) attributable to NCR Voyix	$19	$—	$(2)	$17	$28	$—	$(4)	$24
Amounts attributable to NCR Voyix common stockholders
Income (loss) from continuing operations	$20			$(51)	$29			$(123)
Series A convertible preferred stock dividends	(4)			(4)	(8)			(8)
Income (loss) from continuing operations attributable to NCR Voyix	16			(55)	21			(131)
Income (loss) from discontinued operations, net of tax	(1)			68	(1)			147
Net income (loss) attributable to NCR Voyix common stockholders	$15			$13	$20			$16
Income (loss) per share attributable to common stockholders:
Basic earnings (loss) per share:
Continuing operations	$0.11			$(0.39)	$0.15			$(0.94)
Discontinued operations	—			0.48	(0.01)			1.05
Net income attributable to common shareholders	$0.11			$0.09	$0.14			$0.11
Diluted earnings (loss) per share:
Continuing operations	$0.11			$(0.39)	$0.15			$(0.94)
Discontinued operations	—			0.48	(0.01)			1.05
Diluted earnings per share attributable to common shareholders	$0.11			$0.09	$0.14			$0.11
There is no impact to the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023, other than the impact to Net income (loss) as presented above. There is no impact to the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2023 other than the impact to Retained earnings as a result of the changes in Net income (loss) as presented above.

There is no net impact of the adjustments described above to the Condensed Consolidated Statements of Cash Flows to “Net cash provided by operating activities” for the six months ended June 30, 2023, as the impact to Net income (loss) is offset by the changes to operating assets and liabilities, net of effects of business acquired noted above.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
18. SUBSEQUENT EVENTS

Sale of Digital Banking Business

On August 6, 2024, the Company entered into a definitive purchase agreement with an affiliate of The Veritas Capital Fund VIII, L.P. (the “Buyer”) pursuant to which the Buyer agreed to purchase the Company’s Digital Banking segment businesses (the “Digital Banking Sale”). The purchase price for the transaction is $2.45 billion in cash, subject to a post-closing adjustment, as well as contingent consideration of up to an additional $100 million in cash upon the achievement of a specified return on the Buyer's invested capital at the time of any future sale. The Digital Banking Sale is expected to close by the end of fiscal year 2024, subject to receipt of necessary regulatory approvals and other customary closing conditions. Following the closing of the Digital Banking Sale, the Company expects to manage and report its businesses in the following two reportable segments: Retail and Restaurants.

Transition of Hardware Business to ODM Model

On August 6, 2024, the Company announced its entry into a commercial agreement with Ennoconn Corporation (“Ennoconn”) to transition its self-checkout and point-of-sale hardware businesses to an outsourced design and manufacturing model including the sale of certain assets relating to these businesses (the “Hardware Business Transition”). Under the terms of the agreement, Ennoconn will design, manufacture, warrant, supply, and ship self-checkout and point-of sale hardware directly to the Company’s customers and the Company will sell hardware to its customers as a sales agent for Ennoconn and continue to provide its point-of sale and self-checkout software as well as key support and maintenance services. The Hardware Business Transition is expected to be fully implemented by early 2025 and, as a result of the Hardware Business Transition, the Company expects to record commission revenue from point-of-sale and self-checkout hardware sales as an agent for Ennoconn on a net basis, excluding the costs paid to Ennoconn.

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

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three and six months ended June 30, 2024 to the results for the three and six months ended June 30, 2023.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at June 30, 2024.

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

Completion of NCR Atleos Spin-Off Transaction

On October 16, 2023, the Company completed the spin-off (“Spin-Off”) of its ATM-focused businesses, including the self-service banking, payments & network and telecommunications and technology businesses, into an independent, publicly traded company, NCR Atleos (“NCR Atleos”), on a tax-free basis. Accordingly, the historical financial results of NCR Atleos are reflected as discontinued operations in the Company’s consolidated financial statements. The 2023 presentation of discontinued operations has been updated to reflect the results of operations for the countries that transferred to NCR Atleos in the first quarter of 2024 and excludes the countries that have not yet transferred to NCR Atleos as of June 30, 2024. The results of operations for the countries that have not yet transferred will be presented as part of discontinued operations as of the date of their separation. As of December 31, 2023, there were seven countries that had not yet transferred to NCR Atleos. During the three months ended March 31, 2024, three of these delayed countries transferred to NCR Atleos, and during the three months ended June 30, 2024, two additional delayed countries transferred to NCR Atleos. Refer to Note 2, “Discontinued Operations”, in the Notes to Consolidated Financial Statements in Item 1 of this Report, for additional information.

Sale of Digital Banking Business

On August 6, 2024, the Company entered into a definitive agreement with an affiliate of The Veritas Capital Fund VIII, L.P. (the “Buyer”) pursuant to which the Buyer agreed to purchase the Company’s Digital Banking segment businesses (the “Digital Banking Sale”). The purchase price for the transaction consists of $2.45 billion in cash, subject to a post-closing adjustment, as well as contingent consideration of up to an additional $100 million in cash upon the achievement of a specified return on the Buyer's invested capital at the time of any future sale. The Digital Banking Sale represents the next step in the Company’s efforts to streamline its operations to focus specifically on its core software and services offerings for restaurants and retailers around the world. The Digital Banking Sale is expected to close by the end of fiscal year 2024, subject to receipt of necessary regulatory approvals and other customary closing conditions. Upon closing of the Digital Banking Sale, the Company expects to use the net proceeds primarily to reduce debt, including outstanding amounts under the term loan facility and Revolving Credit Facility, repurchases of certain senior unsecured notes, and termination of the trade receivables facility.

As a result of the Digital Banking Sale, we expect our Digital Banking segment to be presented as a discontinued operation in the third quarter of fiscal 2024. Following the closing of the Digital Banking Sale, the Company expects to manage and report its businesses in the following two reportable segments: Retail and Restaurants.

Transition of Hardware Business to ODM Model

On August 6, 2024, the Company announced its entry into a commercial agreement with Ennoconn Corporation (“Ennoconn”) to transition its self-checkout and point-of-sale hardware businesses to an outsourced design and manufacturing model, including the sale of certain assets relating to these businesses (the “Hardware Business Transition”). Under the terms of the agreement, Ennoconn will design, manufacture, warrant, supply and ship self-checkout and point-of sale hardware directly to the Company’s customers and the Company will sell hardware to its customer as a sales agent for Ennoconn and continue to provide its point-of sale and self-checkout software as well as key support and maintenance services.

The Hardware Business Transition is expected to be fully implemented by early 2025 and, as a result of the Hardware Business Transition, the Company expects to record commission revenue from point-of-sale and self-checkout hardware sales as an agent for Ennoconn on a net basis, excluding the costs paid to Ennoconn.

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

•Digital Banking - Our Digital Banking segment serves financial institutions by delivering software solutions which enable a fully integrated digital experience for consumer and business customers across all channels. We serve banks and credit unions in the United States with our cloud-based software solutions including account opening, account management, transaction processing, imaging, and branch services, among others. We are unique in our ability to offer unified banking solutions across digital (application and browser), in-branch and via interactive teller machines (“ITMs”). See our discussion above under “—Sale of Digital Banking Business” for information regarding our expected segments following the Digital Banking Sale.

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to any of our three individual reportable segments along with certain non-strategic businesses that are considered immaterial operating segment(s) and certain countries which are expected to transfer to NCR Atleos during the remainder of 2024, as well as commercial agreements with NCR Atleos.

SIGNIFICANT THEMES AND EVENTS

The following were significant themes and events for the second quarter of 2024.
•Revenue of $876 million, down 7% compared to the prior year period

◦Recurring revenue, increased 2% as compared to the prior year period and comprised 62% of total consolidated revenue
◦Software and services revenue, decreased 3% as compared to the prior year period and comprised 75% of total consolidated revenue
•Adjusted EBITDA of $144 million, down 14% compared to the prior year period

Cyber Ransomware Incident

As previously disclosed, on April 13, 2023 the Company determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, the Company immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. We concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Our investigation also concluded no financial reporting systems were impacted. As of June 30, 2024, the Company has incurred $44 million of expenses related to the cyber ransomware incident and has recovered $20 million under our insurance policies. As of June 30, 2024, we expect to receive an additional $5 million which was recorded as an insurance receivable. We are still pursuing insurance recoveries for the remaining costs. We may incur additional costs relating to this incident in the future, including expenses to respond to this matter, payment of damages or other costs to customers or others. At this time we do not believe additional costs incurred as a result of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident.

Out-of-period adjustments

In the first quarter of 2023, the Company recorded a $10 million out-of-period adjustment to increase operating expenses and an employee-related liability in order to correct for an understatement of such same balances during the fourth quarter of 2022.

In the second quarter of 2024, the Company recorded an out-of-period correction to decrease revenue by $10 million, decrease accounts receivable by $5 million, and increase contract liabilities by $5 million. The adjustment is not expected to be material to the full year results of operations for 2024.

During the second quarter of 2024, the Company recorded corrections related to the Spin-Off. As of December 31, 2023, total assets were understated by approximately $12 million, total liabilities were overstated by approximately $7 million, and total equity was understated by approximately $19 million. The Company evaluated the impact of these adjustments and concluded they were not material to any previously issued interim or annual consolidated financial statements.

ACH Disbursements

In February 2024, the Company identified fraudulent automated clearing house “ACH” disbursements from a Company bank account. The cumulative amount of these disbursements total $34 million, and during the six months ended June 30, 2024, we recovered $13 million related to this matter. The Company is pursuing insurance recoveries for the remainder; however, there can be no assurance that the Company will be successful in recovering additional amounts of the unauthorized ACH disbursements from the Company’s insurance providers. Although not materially impacting any previously reported periods, the misstatements resulted in the revision of interim periods in 2023.

STRATEGIC INITIATIVES AND TRENDS

As a leading technology company, we seek to maintain our market position by expanding our share of wallet among existing customers and attracting new customers, leveraging our cloud-based, platform-enabled software and services offerings. We believe there is considerable opportunity to grow with new and existing customers as retailers and restaurants are increasingly adopting technology and support services to enhance and transform their operations. As digital adoption becomes increasingly important for businesses to engage with their end-users, we are investing in innovation to attract and retain customers across our segments. Our ability to create experiences that ultimately improve end-user satisfaction through a combination of innovation and service is a competitive strength of the Company. In order to provide long-term value to all our stakeholders, we set complementary business goals and financial strategies. Execution of these is driven by the following key pillars: (i) focus on our customers; (ii) leverage our brand (and global distribution); (iii) support customers through innovation; and (iv) allocate our capital strategically through a cost-disciplined approach to operations. We also plan to continue to improve our execution to drive solid returns and to transform our business to enhance value for all stockholders.

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

Results from Operations

For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023

Consolidated Results

The following tables show our results for the three and six months ended June 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$256	$311	29.2%	32.9%	(18)%
Service revenue	620	635	70.8%	67.1%	(2)%
Total revenue	876	946	100.0%	100.0%	(7)%
Product gross margin	24	42	9.4%	13.5%	(43)%
Service gross margin	167	222	26.9%	35.0%	(25)%
Total gross margin	191	264	21.8%	27.9%	(28)%
Selling, general and administrative expenses	140	167	16.0%	17.7%	(16)%
Research and development expenses	55	42	6.3%	4.4%	31%
Income (loss) from operations	$(4)	$55	(0.5)%	5.8%	(107)%

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$488	$599	28.1%	32.3%	(19)%
Service revenue	1,246	1,253	71.9%	67.7%	(1)%
Total revenue	1,734	1,852	100.0%	100.0%	(6)%
Product gross margin	57	63	11.7%	10.5%	(10)%
Service gross margin	330	425	26.5%	33.9%	(22)%
Total gross margin	387	488	22.3%	26.3%	(21)%
Selling, general and administrative expenses	271	322	15.6%	17.4%	(16)%
Research and development expenses	115	91	6.6%	4.9%	26%
Income (loss) from operations	$1	$75	0.1%	4.0%	(99)%
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

Recurring revenue as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
	2024	2023	2024	2023	2024 vs 2023
Recurring revenue(1)	$544	$535	62.1%	56.6%	2%
All other products and services	332	411	37.9%	43.4%	(19)%
Total Revenue	$876	$946	100.0%	100.0%	(7)%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Recurring revenue (1)	$1,076	$1,059	62.1%	57.2%	2%
All other products and services	658	793	37.9%	42.8%	(17)%
Total Revenue	$1,734	$1,852	100.0%	100.0%	(6)%

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

Revenue by type

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Software and services revenue	$656	$679	74.9%	71.8%	(3)%
Hardware revenue	220	267	25.1%	28.2%	(18)%
Total Revenue	$876	$946	100.0%	100.0%	(7)%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Software and services revenue	$1,318	$1,323	76.0%	71.4%	—%
Hardware revenue	416	529	24.0%	28.6%	(21)%
Total Revenue	$1,734	$1,852	100.0%	100.0%	(6)%

Net income (loss) from continuing operations attributable to NCR Voyix and Adjusted EBITDA(2) as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Net income (loss) from continuing operations attributable to NCR Voyix	$(74)	$(51)	(8.4)%	(5.4)%	(45)%
Adjusted EBITDA	$144	$168	16.4%	17.8%	(14)%

(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Net income (loss) from continuing operations attributable to NCR	$(113)	$(123)	(6.5)%	(6.6)%	(8)%
Adjusted EBITDA	$265	$286	15.3%	15.4%	(7)%

Non-GAAP Financial Measures and Use of Certain Terms:

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) Our management uses the non-GAAP measure Adjusted EBITDA because it provides useful information to investors as an indicator of strength and performance of the Company’s ongoing business operations, including funding discretionary spending such as capital expenditures, strategic acquisitions, and other investments. We determine Adjusted EBITDA based on GAAP net income (loss) from continuing operations attributable to NCR Voyix plus interest expense, net; plus income tax expense (benefit); plus depreciation and amortization (excluding acquisition-related amortization of intangibles); plus stock-based compensation expense; plus other income (expense); plus pension mark-to-market adjustments and other special items, including amortization of acquisition-related intangibles, acquisition-related costs, loss (gain) on disposal of businesses, separation-related costs, cyber ransomware incident recovery costs, net of insurance recoveries, fraudulent ACH disbursements costs, net of recoveries, foreign currency devaluation, transformation and restructuring charges (which includes integration, severance and other exit and disposal costs), and strategic initiative costs, among others. The special items are considered non-operational or non-recurring in nature, so are excluded from the Adjusted EBITDA metric utilized by our chief operating decision maker in evaluating segment performance and are separately delineated to reconcile back to total reported income (loss) from continuing operations attributable to NCR Voyix. This format is useful to investors because it allows analysis and comparability of operating trends. It also includes the same information that is used by our management to make decisions regarding the segments and to assess our financial performance. Refer to the table below for the reconciliations of net income (loss) from continuing operations attributable to NCR Voyix (GAAP) to Adjusted EBITDA (non-GAAP).

Our definitions and calculations of these non-GAAP measures may differ from similarly-titled measures reported by other companies and cannot, therefore, be compared with similarly-titled measures of other companies. These non-GAAP measures should not be considered as substitutes for, or superior to, results determined in accordance with GAAP.

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Net income (loss) from continuing operations attributable to NCR Voyix (GAAP)	$(74)	$(51)	$(113)	$(123)
Depreciation and amortization (excluding acquisition related amortization of intangibles)	70	61	136	120
Acquisition-related amortization of intangibles	15	18	29	35
Interest expense	41	91	80	174
Interest income	(1)	(3)	(3)	(6)
Acquisition-related costs	—	1	—	1
Income tax expense (benefit)	24	7	10	12
Stock-based compensation expense	14	25	27	50
Transformation and restructuring costs(1)	51	3	79	6
Separation costs(2)	3	6	8	8
Loss (gain) on disposal of businesses	(7)	(4)	(14)	(7)
Foreign currency devaluation(3)	—	—	15	—
Fraudulent ACH disbursements(4)	(1)	3	(2)	5
Cyber ransomware incident recovery costs(5)	(4)	11	(4)	11
Strategic initiatives(6)	13	—	17	—
Adjusted EBITDA (non-GAAP)	$144	$168	$265	$286
(1) Represents integration, severance, and other exit and disposal costs which are considered non-operational in nature.

(2)Represents costs incurred as a result of the Spin-Off. Professional fees to effect the spin-off of NCR Atleos including separation management, organizational design, and legal fees have been classified within discontinued operations during the three and six months ended June 30, 2023.
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
(6)Represents professional fees related to strategic initiatives which are considered non-operational in nature.

Revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$256	$311	29.2%	32.9%	(18)%
Service revenue	620	635	70.8%	67.1%	(2)%
Total revenue	$876	$946	100.0%	100.0%	(7)%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$488	$599	28.1%	32.3%	(19)%
Service revenue	1,246	1,253	71.9%	67.7%	(1)%
Total revenue	$1,734	$1,852	100.0%	100.0%	(6)%

Product revenue includes our hardware and software license revenue streams. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue as well as professional services revenue.

For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023

Total revenue decreased 7% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Product revenue for the three months ended June 30, 2024 decreased 18% compared to the three months ended June 30, 2023 due to a decline in SCO and POS hardware revenues and a decrease in software license revenues. Service revenue for the three months ended June 30, 2024 decreased 2% compared to the three months ended June 30, 2023 due to a decrease in payment processing services revenue due to the divestiture at the end of 2023.

Total revenue decreased 6% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Product revenue for the six months ended June 30, 2024 decreased 19% compared to the six months ended June 30, 2023 due to a decline in SCO and POS hardware revenues partially offset by an increase in software license revenue. Service revenue for the six months ended June 30, 2024 decreased 1% compared to the six months ended June 30, 2023 due to a decrease in payment processing services revenue due to the divestiture at the end of 2023.

Gross Margin

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Product gross margin	$24	$42	9.4%	13.5%	(43)%
Service gross margin	167	222	26.9%	35.0%	(25)%
Total gross margin	$191	$264	21.8%	27.9%	(28)%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Gross margin as a percentage of revenue in the three months ended June 30, 2024 was 21.8% compared to 27.9% in the three months ended June 30, 2023. Gross margin for the three months ended June 30, 2024 included $24 million of transformation and restructuring costs, $4 million of stock-based compensation expense and $5 million of amortization of acquisition-related intangible assets, offset by $5 million of net recoveries related to the cyber ransomware incident. Gross margin for the three months ended June 30, 2023 included $1 million of transformation and restructuring costs, $2 million of stock-based compensation expense, $11 million of amortization of acquisition-related intangible assets and $5 million of cyber ransomware incident recovery costs. Excluding these items, gross margin as a percentage of revenue decreased from 2023 to 2024 related to a decline in gross margin related to payments processing services due to the divestiture at the end of 2023.

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Product gross margin	$57	$63	11.7%	10.5%	(10)%
Service gross margin	330	425	26.5%	33.9%	(22)%
Total gross margin	$387	$488	22.3%	26.3%	(21)%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Gross margin as a percentage of revenue in the six months ended June 30, 2024 was 22.3% compared to 26.3% in the six months ended June 30, 2023. Gross margin for the six months ended June 30, 2024 included $34 million of transformation and restructuring costs, $7 million of stock-based compensation expense and $9 million of amortization of acquisition-related intangible assets, offset by $5 million of net recoveries related to the cyber ransomware incident. Gross margin for the six months ended June 30, 2023 included $1 million of transformation and restructuring costs, $5 million of stock-based compensation expense, $21 million of amortization of acquisition-related intangible assets and $5 million of cyber ransomware incident recovery costs. Excluding these items, gross margin as a percentage of revenue decreased from 2023 to 2024 related to a decline in gross margin related to payments processing services due to the divestiture at the end of 2023.

Selling, General and Administrative Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Selling, general and administrative expenses	$140	$167	16.0%	17.7%	(16)%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Selling, general, and administrative expenses were $140 million in the three months ended June 30, 2024, compared to $167 million in the three months ended June 30, 2023. As a percentage of revenue, selling, general and administrative expenses were 16.0% in the three months ended June 30, 2024 compared to 17.7% in the same period of 2023. In the three months ended June 30, 2024, selling, general and administrative expenses included $15 million of transformation and restructuring costs, $13 million of strategic initiative costs, $6 million of stock-based compensation expense, $10 million of amortization of acquisition-related intangible assets, $3 million of separation-related costs, and $1 million of cyber ransomware incident recovery costs, offset by $1 million in net recoveries related to the ACH fraud disbursements matter. In the three months ended June 30, 2023, selling, general and administrative expenses included $8 million of transformation and restructuring costs, $3 million of fraudulent ACH disbursement costs, $21 million of stock-based compensation expense, $7 million of amortization of acquisition-related intangible assets, $1 million of acquisition-related costs, $6 million of separation-related costs and $6 million of cyber ransomware incident recovery costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 2023 to 2024 due to cost mitigation actions implemented in the three months ended June 30, 2024.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Selling, general and administrative expenses	$271	$322	15.6%	17.4%	(16)%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Selling, general, and administrative expenses were $271 million compared to $322 million in the six months ended June 30, 2024 and 2023, respectively. As a percentage of revenue, selling, general and administrative expenses were 15.6% and 17.4% in the six months ended June 30, 2024 and 2023, respectively. In the six months ended June 30, 2024, selling, general and administrative expenses included $29 million of transformation and restructuring costs, $17 million of strategic initiative costs, $13 million of stock-based compensation expense, $20 million of amortization of acquisition-related intangible assets $4 million of separation-related costs, and $1 million of cyber ransomware incident recovery costs, offset by $2 million in net recoveries related to the ACH fraud disbursements matter. In the six months ended June 30, 2023, selling, general and administrative expenses included $11 million of transformation and restructuring costs, $5 million of fraudulent ACH disbursement costs, $41 million of stock-based compensation expense, $14 million of amortization of acquisition-related intangible assets, $1 million of acquisition-related costs, $8 million of separation-related costs and $6 million of cyber ransomware incident recovery costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 2023 to 2024 due to cost mitigation actions implemented in the six months ended June 30, 2024.

Research and Development Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Research and development expenses	$55	$42	6.3%	4.4%	31%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Research and development expenses were $55 million in the three months ended June 30, 2024, compared to $42 million in the three months ended June 30, 2023. As a percentage of revenue, research and development costs were 6.3% and 4.4% in the three months ended June 30, 2024 and 2023, respectively. In the three months ended June 30, 2024, research and development costs included $2 million of transformation and restructuring costs and $4 million of stock-based compensation expense. In the three months ended June 30, 2023, research and development expenses included $2 million of stock-based compensation expense. Excluding these items, research and development expenses increased as a percentage of revenue from 2023 to 2024 as the Company continues investing in research and development activities.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Research and development expenses	$115	$91	6.6%	4.9%	26%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Research and development expenses were $115 million compared to $91 million in the six months ended June 30, 2024 and 2023, respectively. As a percentage of revenue, these costs were 6.6% and 4.9% in the six months ended June 30, 2024 and 2023, respectively. In the six months ended June 30, 2024, research and development expenses included included $4 million of transformation and restructuring costs, $7 million of stock-based compensation expense and $4 million of separation-related costs. In the six months ended June 30, 2023, research and development expenses included $4 million of stock-based compensation expense. After considering these items, research and development expenses increased as a percentage of revenue from 2023 to 2024 as the Company continues investing in research and development activities.

Interest Expense

	Three months ended June 30		Increase (Decrease)
In millions	2024	2023	2024 v 2023
Interest expense	$41	$91	(55)%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Interest expense was $41 million compared to $91 million for the three months ended June 30, 2024 and 2023, respectively. Interest expense is primarily related to our senior unsecured notes and borrowings under the Senior Secured Credit Facility. The decrease in interest expense was due to the decrease in total debt outstanding.

	Six months ended June 30		Increase (Decrease)
In millions	2024	2023	2024 v 2023
Interest expense	$80	$174	(54)%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Interest expense was $80 million compared to $174 million for the six months ended June 30, 2024 and 2023, respectively. Interest expense is primarily related to our senior unsecured notes and borrowings under the Senior Secured Credit Facility. The decrease in interest expense was due to the decrease in total debt outstanding.

Other Income (Expense), net

Other income (expense), net was expense of $5 million and $8 million for the three months ended June 30, 2024 and 2023, respectively, and expense of $25 million and $12 million for the six months ended June 30, 2024 and 2023, respectively, with the components reflected in the following table:

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Interest income	$1	$3	$3	$6
Foreign currency fluctuations and foreign exchange contracts	—	(9)	(22)	(9)
Bank-related fees	(6)	(8)	(14)	(13)
Employee benefit plans	(1)	(1)	(2)	(2)
Other, net	1	7	10	6
Other income (expense), net	$(5)	$(8)	$(25)	$(12)

Foreign currency fluctuations and foreign exchange contracts within Other income (expense), net, includes a net loss of $15 million due to the impact of changes in the Lebanese pound and the Egyptian pound during the six months ended June 30, 2024. As of March 31, 2024, the operations of Lebanon and Egypt have transferred to NCR Atleos; however, we retained certain assets and liabilities under the separation and disclosure agreement which were impacted by the changes in foreign currency fluctuations.

Income Taxes

	Three months ended June 30		Six months ended June 30
In millions	2024	2023	2024	2023
Income tax expense (benefit)	$24	$7	$10	$12

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax expense from continuing operations was $24 million for the three months ended June 30, 2024 compared to income tax expense of $7 million for the three months ended June 30, 2023. The change was primarily driven by an unfavorable mix of earnings between our US and non-US jurisdictions in the three months ended June 30, 2024 compared to the prior year. Additionally, the Company recognized higher discrete tax expenses in the three months ended June 30, 2024.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Income tax expense was $10 million for the six months ended June 30, 2024 compared to income tax expense of $12 million for the six months ended June 30, 2023. The change in tax expense was impacted by the mix of earnings between our US and non-US jurisdictions.

The Company is subject to numerous federal, state and foreign tax audits. While we believe that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2024 or future periods.

Income (Loss) from Discontinued Operations

The Company recognized income from discontinued operations, net of tax, of $1 million for the three months ended June 30, 2024 related to NCR Atleos. The Company did not recognize a gain or loss from discontinued operations, net of tax, during the six months ended June 30, 2024.

The Company recognized income from discontinued operations, net of tax, of $147 million for the six months ended June 30, 2023, of which $148 million related to income from discontinued operations, net of tax, for NCR Atleos and $1 million of expense from discontinued operations, net of tax, related to the Company’s environmental remediation matters.

The Company recognized income from discontinued operations, net of tax, of $67 million for the three months ended June 30, 2023, of which $68 million related to income from discontinued operations, net of tax, for NCR Atleos and $1 million of expense from discontinued operations, net of tax, related to the Company’s environmental remediation matters.

Refer to Note 2, “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements, for additional information.

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

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to any of our three individual reportable segments along with certain non-strategic businesses that are considered immaterial operating segment(s), certain countries which are expected to transfer to NCR Atleos during the remainder of 2024, and commercial agreements with NCR Atleos.

The following tables show our segment revenue and Adjusted EBITDA for the three and six months ended June 30, the relative percentage that those amounts represent to segment revenue, and the change in those amounts year-over-year.

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Revenue
Retail	$517	$553	59.0%	58.5%	(7)%
Restaurants	201	223	22.9%	23.6%	(10)%
Digital Banking	154	141	17.6%	14.9%	9%
Total segment revenue	$872	$917	99.5%	97.0%	(5)%
Other	4	29	0.5%	3.0%	(86)%
Total revenue	$876	$946	100.0%	100.0%	(7)%

Adjusted EBITDA by Segment
Retail	$87	$115	16.8%	20.8%	(24)%
Restaurants	62	51	30.8%	22.9%	22%
Digital Banking	63	54	40.9%	38.3%	17%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Revenue
Retail	$1,008	$1,081	58.1%	58.4%	(7)%
Restaurants	403	434	23.2%	23.4%	(7)%
Digital Banking	301	278	17.4%	15.0%	8%
Total segment revenue	$1,712	$1,793	98.7%	96.8%	(5)%
Other	22	59	1.3%	3.2%	(63)%
Total revenue	$1,734	$1,852	100.0%	100.0%	(6)%

Adjusted EBITDA by Segment
Retail	$173	$198	17.2%	18.3%	(13)%
Restaurants	117	95	29.0%	21.9%	23%
Digital Banking	117	103	38.9%	37.1%	14%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.

Segment Revenue

For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023

Retail revenue decreased 7% for both the three and six months ended June 30, 2024, respectively, compared to the prior year periods. For the three months ended June 30, 2024, the decrease in revenue is due to a decrease in hardware revenue, as well as a decrease in one-time software and services revenue as compared to the prior year period. For the six months ended June 30, 2024, the decrease in revenue is due to a decrease in hardware revenue, as well as a decrease in one-time services revenue, primarily transaction services revenue, partially offset by an increase in software-related revenue.

Restaurants revenue decreased 10% and 7% for the three and six months ended June 30, 2024, respectively, compared to the prior year periods. For the three and six months ended June 30, 2024, the decrease in revenue is due to a decrease in hardware revenue, offset by an increase in software-related revenue, primarily payment processing services revenues.

Digital Banking revenue increased 9% and 8% for the three and six months ended June 30, 2024, compared to the prior year periods, due to an increase in recurring cloud services revenue, software maintenance revenue and software license revenue.

Segment Adjusted EBITDA

For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023

Retail Adjusted EBITDA decreased 24% and 13% for the three and six months ended June 30, 2024, respectively, compared to the prior year periods. The decrease in Adjusted EBITDA for both periods is due to one-time software and services revenue recognized in the prior year.

Restaurants Adjusted EBITDA increased 22% and 23% for the three and six months ended June 30, 2024, respectively, compared to the prior year periods. This increase is due to favorable software and services revenue mix, along with cost mitigation actions around cost of goods and service delivery costs taken during the year.

Digital Banking Adjusted EBITDA increased 17% and 14% for the three and six months ended June 30, 2024, respectively, compared to the prior year periods due to the revenue growth described above.

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

Upon the closing of the Digital Banking Sale, the Company expects to use the net proceeds primarily to reduce debt, including outstanding amounts under the term loan facility and Revolving Credit Facility, repurchases of certain senior unsecured notes, and termination of the trade receivables facility.

As of June 30, 2024, our cash and cash equivalents totaled $204 million and our total debt was $2.6 billion. Our borrowing capacity under our senior secured credit facility was $342 million as of June 30, 2024. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to business and other risk factors, including as detailed in our filings with the SEC. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

The following table summarizes our cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2024 and 2023:

	Six months ended June 30
In millions	2024	2023
Net cash provided by (used in) operating activities	$27	$538
Net cash provided by (used in) investing activities	(81)	(194)
Net cash provided by (used in) financing activities	15	(266)

The following table summarizes information related to cash flows from discontinued operations related to the Spin-Off of NCR Atleos:

In millions	Six months ended June 30
	2024(1)	2023
Net cash provided by (used in) operating activities	$—	$292
Net cash provided by (used in) investing activities	—	(37)
Net cash provided by (used in) financing activities	—	(2)
(1) Represents operations of NCR Atleos through date of separation versus full quarter of NCR Atleos operations for 2023.

Net cash provided by or used in operating activities of discontinued operations related to environmental obligations was cash provided by operating activities of $3 million and cash used in operating activities $6 million for the six months ended June 30, 2024 and 2023, respectively.

Operating Activities Cash provided by operating activities was $27 million in the six months ended June 30, 2024 compared to cash provided by operating activities of $538 million in the six months ended June 30, 2023. The decrease in cash provided by operating activities was driven by the net loss in the six months ended June 30, 2024 and movement in the net working capital accounts, as well as employee related payments in 2024.

Capital Expenditures and Other Investing Activities Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $125 million and $204 million in capital expenditures during the six months ended June 30, 2024 and 2023, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business. During the six months ended June 30, 2024, the Company disposed of certain corporate-owned life insurance policies and received proceeds of $30 million.

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

The table below reconciles net cash provided by operating activities to NCR Voyix’s non-GAAP measure of adjusted free cash flow-unrestricted for the six months ended June 30, 2024:

In millions	Six months ended June 30, 2024(1)
Net cash provided by (used in) operating activities (GAAP)	$27
Expenditures for property, plant and equipment	(21)
Additions to capitalized software	(104)
Restricted cash settlement activity	3
NCR Atleos settlement activity	(5)
Pension contributions	5
Change in trade receivables facility	—
Net cash provided by (used in) environmental discontinued operations	3
Adjusted free cash flow-unrestricted (non-GAAP)	$(92)

(1)Adjusted free cash flow-unrestricted for the six months ended June 30, 2023 is not meaningful for comparison purposes given the presentation of cash flows due to the Spin-Off of NCR Atleos.

Long Term Borrowings The senior secured credit facilities include a term loan facility in an initial aggregate principal amount of $200 million, of which $192 million was outstanding as of June 30, 2024. Additionally, the senior secured credit facilities include a five-year Revolving Credit Facility with an aggregate principal amount of $500 million, of which $136 million was outstanding as of June 30, 2024. The Revolving Credit Facility also contains a sub-facility to be used for letters of credit, and as of June 30, 2024, there were $22 million letters of credit outstanding.

As of June 30, 2024, we had outstanding $1.2 billion in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028 and $450 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

Refer to Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements, for additional information regarding debt transactions.

Employee Benefit Plans In 2024, we expect to make contributions of $13 million to our international pension plans and $51 million to our postemployment plan. For additional information, refer to Note 9, “Employee Benefit Plans”, of the Notes to Condensed Consolidated Financial Statements.

Series A Convertible Preferred Stock As of June 30, 2024, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the six months ended June 30, 2024 and 2023, the Company paid cash dividends of $8 million.

Prior to the close of business on October 17, 2023, the Series A Convertible Preferred Stock was convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As a result of the Spin-Off, the conversion rate of the Series A Convertible Preferred Stock was adjusted pursuant to its terms to 57.5601 shares of common stock per share of Series A Convertible Preferred Stock, effective immediately after the close of business on October 17, 2023. As of June 30, 2024, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 15.9 million shares, which would represent approximately 10% of our outstanding common stock as of June 30, 2024, including the preferred shares on an as-converted basis.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at June 30, 2024 and December 31, 2023 were $155 million and $190 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of June 30, 2024, our cash and cash equivalents totaled $204 million and our total debt was $2.63 billion, excluding deferred fees. As of June 30, 2024, our borrowing capacity under the Revolving Credit Facility was approximately $342 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Company’s 2023 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to the Company’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Quarterly Report include, without limitation, statements regarding: the Company’s plans, strategies or objectives for future operations; expectations regarding the Digital Banking Sale, including the expected use of proceeds from the sale and the timing of the expected completion of the transaction; expectations regarding the Hardware Business Transition and additional cost alignment initiatives; the estimated or anticipated future results and benefits of the Company’s plans and operations; the Company’s expectations of demand for its solutions and the impact thereof on the Company's financial results in 2024; the Company’s ability to deliver increased value to customers and stockholders; statements regarding the spin-off of NCR Atleos; and the Company’s ability to offset losses incurred from fraudulent ACH disbursements from a Company bank account identified in February 2024 through insurance proceeds. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of the Company’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: challenges with transforming and growing our business; our ability to achieve the expected benefits of the Digital Banking Sale; our ability to consummate the Digital Banking Sale within the anticipated timeline, or at all; the impact of the Digital Banking Sale, including disruption to the Company's business caused by the pending sale or in connection with the provision of transition services following the closing of the sale; our ability to realize the anticipated cost savings and other benefits related to the Hardware Business Transition and other challenges associated with the Hardware Business Transition; our ability to attract new customers, increase use of our platform by existing customers and cross-sell additional products and solutions; development and introduction of new, competitive solutions on a timely, cost-effective basis; our ability to compete effectively against new and existing competitors; our ability to maintain a consistently high level of customer service; our ability to successfully manage our profitability and cost reduction initiatives; integration of acquisitions and management of other strategic transactions; the potential strategic benefits, synergies or opportunities expected from the Spin-Off may not be realized or may take longer to realize than expected; any unforeseen tax liabilities or impacts resulting from the Spin-Off, requests, requirements or penalties imposed by any governmental authorities related to certain existing liabilities; domestic and global economic and credit conditions; downturn or consolidation in the financial services industry; difficulties and risks associated with developing and selling complex new solutions and enhancements, including those using artificial intelligence; risks and uncertainties associated with our payments-related business; disruptions in our data center hosting and public cloud facilities; any failures or delays in our efforts to modernize our information technology infrastructure; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; a major natural disaster or catastrophic event; geopolitical and macroeconomic challenges or events or acts of terrorism; environmental exposures from historical manufacturing activities; the impact of cybersecurity incidents on our business, including the April 2023 ransomware incident, and efforts to prevent or mitigate such incidents and any related impacts on our operations; efforts to comply with applicable data protection and data privacy laws; our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or other liabilities or obligations; access to the capital markets and other sources of financing; our cash flow sufficiency to service our indebtedness; interest rate risks and increased costs of borrowings; the terms governing our trade receivables facility; the impact of certain changes in control relating to acceleration of our indebtedness; our obligations under other financing arrangements, or required repurchase of our senior unsecured notes; any lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; unforeseen tax liabilities or changes in tax law; our failure to maintain effective internal control over financial reporting and disclosure controls and procedures and our ability to remediate material weaknesses in our internal control over financial reporting; the write down of the value of certain significant assets; allegations or claims by third parties that our products or services infringe on intellectual property rights of others, including claims against our customers and claims by our customers to defend and indemnify them with respect to such claims; protection of our intellectual property; changes to our tax rates and additional income tax liabilities; and uncertainties regarding regulations, lawsuits and other related matters; rights preferences and privileges of holders of our Series A Convertible Stock compared to the rights of our common stockholders; impact of the terms of our Series A Convertible Preferred Stock relating to voting power, share dilution and market price of our common stock; actions or proposals from stockholders that do not align with our business strategies or the interest of our stockholders; and other factors presented in “Item 1A-Risk Factors” of our most recent Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent filings we make with the U.S. Securities and Exchange Commission (“SEC”), which we advise you to review.

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

Foreign Exchange Risk

Since a substantial portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. We have exposure to approximately 30 functional currencies and are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. Dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. This is primarily done through the hedging of foreign currency denominated inter-company inventory purchases by the marketing units and the foreign currency denominated inputs to our manufacturing units. All of these transactions are forecasted. If these contracts are designated as highly effective cash flow hedges, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that are designated as highly effective cash flow hedges related to inventory purchases are recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, the gains or losses from these contracts are recognized in earnings as exchange rates change. We also use derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. For these derivatives we recognize gains and losses in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio related to firmly committed or forecasted transactions. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $17 million as of June 30, 2024. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $18 million as of June 30, 2024. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the second quarter of 2024 compared to the second quarter of 2023 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

We are subject to interest rate risk principally in relation to variable-rate debt. Approximately 88% of our borrowings were on a fixed rate basis as of June 30, 2024. The increase in pre-tax interest expense for the six months ended June 30, 2024 from a hypothetical 100 basis point increase in variable interest rates would be approximately $2 million. As of June 30, 2024, we do not have any outstanding interest rate derivative contracts related to our variable rate debt.

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

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2024, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the Company’s Chief Executive and Chief Financial Officers have concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Status of Remediation Plans and Actions

The Company has implemented measures designed to ensure that the control deficiencies contributing to the material weaknesses described above are remediated. While we have implemented the remedial measures described below, we are still in the process of testing the applicable remediated controls. Accordingly, the material weaknesses have not yet been fully remediated as of June 30, 2024. The remediation actions implemented to date are as follows:

•We have implemented a monitoring control to (i) perform at least an annual review of all Company bank account attributes and (ii) regularly review bank account activity for large and/or unusual transactions for all bank accounts permitting ACH direct debit transactions.
•We have implemented a monthly control, with a sufficient level of precision, to timely reconcile and review the reasonableness and supportability of accounts receivable and accounts payable clearing account balances, including a review of the nature and aging of the individual clearing account balances.
•We have implemented enhanced review controls specific to accounts receivable and accounts payable clearing accounts to ensure clear and precise escalation protocols for unreconciled items and the timely resolution of any matters escalated.
•We have supplemented our existing training materials regarding fraud prevention and detection and incident escalation and resolution procedures.

As the Company continues to evaluate and work to improve its internal control over financial reporting, the Company may decide to take additional measures or modify the remediation plans described above. The Company believes that these actions taken will remediate the material weaknesses described above; however, the material weaknesses are not considered remediated until those controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 10, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under Part I, Item 1A. “Risk Factors” in the Company’s 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. Other than the risk factors below, there have been no material changes in our risk factors from those described in the 2023 Annual Report on Form 10-K.

The proposed sale of our Digital Banking business may not achieve some or all of the expected benefits and may adversely affect our business.

On August 6, 2024, the Company entered into a definitive agreement with an affiliate of The Veritas Capital Fund VIII, L.P. (the “Buyer”) pursuant to which the Buyer agreed to purchase the Company’s Digital Banking segment businesses (the “Digital Banking Sale”). The Digital Banking Sale is expected to close by the end of fiscal year 2024, subject to receipt of necessary regulatory approvals and other customary closing conditions. We may not be able to achieve the full strategic, financial, operational, and other benefits that are expected to result from the Digital Banking Sale, including any expected optimization of operations, cost savings, and other business opportunities that may be facilitated by the Digital Banking Sale. In addition, such benefits may be delayed or less significant than anticipated. We cannot predict with certainty when the benefits expected from the Digital Banking Sale will occur or the extent to which they will be achieved, or when they will be achieved, if at all. A failure to realize these and other anticipated benefits of the Digital Banking Sale or effectively utilize the proceeds from the Digital Banking Sale could have an adverse impact our business, financial condition and results of operations. See also “Item 1A. Risk Factors—Our acquisitions, divestitures and other strategic transactions may not produce anticipated results, which could have a material adverse effect on our business, financial condition or results of operations” in our 2023 Annual Report on Form 10-K.

The Company may be held liable to the Buyer if it fails to perform under its agreements with the Buyer, and the performance of such services may negatively affect the Company’s business and operations.

In connection with the Digital Banking Sale, the Company and the Buyer will enter into certain agreements, including a transition services agreement, providing for the performance of certain services by the Company for the benefit of the Buyer for a period of time after the Digital Banking Sale. If the Company does not satisfactorily perform its obligations under these agreements, it may be held liable for certain losses incurred by the Buyer. In addition, during the transition services period, the Company’s management and employees may be required to divert their attention away from its business in order to provide services to the Buyer, which could adversely impact the Company’s business.

Further, as a result of these transition services, our counterparty will have access to certain of the Company’s information technology systems during the transition services period, as well as shared information technology infrastructure. Any disruption, degradation, destruction or manipulation of the Company’s information technology systems as a result of such access following the Digital Banking Sale, whether accidental or intentional, may cause cybersecurity, data protection or privacy incidents or failures, which could in turn interrupt or adversely impact our operations.

Our inability to successfully complete the Digital Banking Sale may have a material adverse impact on our business.

The Digital Banking Sale is subject to customary closing conditions and regulatory approvals. If any condition to the closing of the Digital Banking Sale is not satisfied or, if permissible, waived, or if we fail to obtain any necessary regulatory approval, the Digital Banking Sale may not be completed. In addition, satisfying the closing conditions to the Digital Banking Sale may occur on a longer or shorter timeframe than we expect. All of the conditions to closing may not satisfied or waived, and we may not successfully obtain requisite regulatory approvals. Further, other events may intervene to delay or result in a failure to consummate the Digital Banking Sale.

If the Digital Banking Sale is not completed for any reason, investor confidence could decline, and we would fail to receive the benefits of the transaction. In addition, we have expended, and continue to expend, significant resources in an effort to complete the Digital Banking Sale. Management’s attention may be diverted away from the day-to-day operations of our business and execution of our existing business plan in an effort to complete the Digital Banking Sale, which could disrupt operations and have an adverse effect on our operating results and business.

We may not realize the anticipated cost savings or other benefits related to the transition of our Hardware Business to an outsourced design and manufacturing (ODM) model.

On August 6, 2024, we announced our entry into a commercial agreement with Ennoconn Corp. (“Ennoconn”) to transition our point-of-sale and self-checkout hardware businesses to an outsourced design and manufacturing model (the “Hardware Business Transition”). The Hardware Business Transition is expected to be implemented starting in the first quarter of 2025. The Company anticipates that, once the Hardware Business Transition is implemented, it will record revenue from point-of-sale and self-checkout hardware sales on a net basis, excluding the costs paid to Ennoconn. Prior to the implementation of the Hardware Business Transition, the substantial majority of the revenues from our hardware business are attributable to point-of-sale and self-checkout hardware. Under our new business model following the Hardware Business Transition, a substantial majority of the revenue related to the sale of hardware will no longer be recognized by the Company, and will instead be recognized by the hardware provider. This will result in a substantial decrease to our hardware-related revenues and could have an adverse impact on our business and results of operations.

The Company also expects to reduce hardware-related costs in connection with the Hardware Business Transition. If the Company is unable to reduce costs in connection with the Hardware Business Transition or if the Hardware Business Transition has an adverse impact on the Company’s hardware sales or customer relationships, this could have a material adverse impact on our future operating results and financial condition.

In addition, as a result of the Hardware Business Transition, our counterparty will design, manufacture, warrant, supply, and ship self-checkout and point-of sale hardware directly to the Company’s customers. Third parties may fail to deliver on their commitments or otherwise breach obligations to our customers, which may in turn damage our reputation and relationship with our customers. As such, a failure of third parties to adequately serve our customers may materially adversely impact our results of operations and financial condition.

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

The Company occasionally purchases vested restricted stock or exercised stock options at the current market price to cover withholding taxes. The following table sets forth information with respect to our repurchases of shares of common stock during the three months ended June 30, 2024.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(2)
4/1/2024 – 4/30/2024	48,653	$12.60	613,247	$956
5/1/2024 – 5/31/2024	12,167	$12.50	152,083	$968
6/1/2024 – 6/30/2024	7,287	$12.65	92,189	$977

(1) For the three months ended June 30, 2024, approximately 68,107 shares were repurchased to cover withholding taxes.
(2) Represents amounts available for repurchases under the October 2016 dilution offset program. As of each month in the quarter ended June 30, 2024, $153 million was available for repurchases under the March 2017 program.

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

Item 5.    OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.     EXHIBITS

2.1	Purchase Agreement, dated August 5, 2024, by and between NCR Voyix Corporation, Digital First Holdings II LLC and Dragon Buyer, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024)
10.1	Amended and Restated Management Incentive Plan. *

10.2	Offer Letter Agreement, dated May 8, 2024, between James G. Kelly and NCR Voyix Corporation. *

10.3	Form of Executive Chair 2024 Performance-Based Restricted Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan. *

10.4	Form of Executive Chair 2024 Time-Based Restricted Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan. *

10.5	Offer Letter Agreement, dated May 13, 2024, between Anthony Radesca and NCR Voyix Corporation. *

10.6	Form of Senior Executive Team 2024 Time-Based Restricted Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan. *

10.7	Form of Senior Executive Team 2024 Performance-Based Restricted Stock Unit Award Agreement under the NCR Corporation 2017 Stock Incentive Plan. *

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Voyix Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023; (ii) our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2024 and 2023; (iii) our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023; (iv) our condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023; (v) our condensed consolidated statements of changes in stockholder's equity for the three and six months ended June 30, 2024 and 2023; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR VOYIX CORPORATION

Date:	August 6, 2024	By:	/s/ Anthony Radesca
Anthony Radesca Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)