Form 10-Q
period 2024-09-30
NCR Voyix Corp
filed 2024-11-07
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of November 1, 2024, there were approximately 145,967,863 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Voyix Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Product revenue	$219	$296	$684	$875
Service revenue	492	513	1,460	1,507
Total revenue	711	809	2,144	2,382
Cost of products	185	253	594	771
Cost of services	360	361	1,120	1,053
Selling, general and administrative expenses	113	142	340	427
Research and development expenses	38	29	129	98
Total operating expenses	696	785	2,183	2,349
Income (loss) from operations	15	24	(39)	33
Gain (loss) on extinguishment of debt	8	—	8	—
Interest expense	(40)	(83)	(120)	(257)
Other income (expense), net	(15)	(20)	(40)	(33)
Income (loss) from continuing operations before income taxes	(32)	(79)	(191)	(257)
Income tax expense (benefit)	(1)	187	3	200
Income (loss) from continuing operations	(31)	(266)	(194)	(457)
Income (loss) from discontinued operations, net of tax	1,113	138	1,162	353
Net income (loss)	1,082	(128)	968	(104)
Net income (loss) attributable to noncontrolling interests	—	—	(1)	—
Net income (loss) attributable to noncontrolling interests of discontinued operations	—	1	—	1
Net income (loss) attributable to NCR Voyix	$1,082	$(129)	$969	$(105)
Amounts attributable to NCR Voyix common stockholders:
Income (loss) from continuing operations	$(31)	$(266)	$(193)	$(457)
Series A convertible preferred stock dividends	(4)	(4)	(12)	(12)
Income (loss) from continuing operations attributable to NCR Voyix common stockholders	(35)	(270)	(205)	(469)
Income (loss) from discontinued operations, net of tax	1,113	137	1,162	352
Net income (loss) attributable to NCR Voyix common stockholders	$1,078	$(133)	$957	$(117)
Income (loss) per share attributable to NCR Voyix common stockholders:
Income (loss) per common share from continuing operations
Basic	$(0.24)	$(1.92)	$(1.42)	$(3.34)
Diluted	$(0.24)	$(1.92)	$(1.42)	$(3.34)
Net income (loss) per common share
Basic	$7.41	$(0.94)	$6.62	$(0.83)
Diluted	$7.41	$(0.94)	$6.62	$(0.83)
Weighted average common shares outstanding
Basic	145.4	140.9	144.6	140.3
Diluted	145.4	140.9	144.6	140.3

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Net income (loss)	$1,082	$(128)	$968	$(104)
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (loss)	8	3	(32)	11
Derivatives
Unrealized gains (loss) on derivatives	—	—	—	24
Loss (gains) on derivatives recognized during the period	—	(122)	—	(165)
Less income tax	—	30	—	32
Employee benefit plans
Amortization of prior service cost (benefit)	—	—	—	(1)
Net (loss) gain arising during the period	—	(2)	—	(2)
Amortization of actuarial loss (gains)	—	(1)	—	(3)
Less income tax	—	1	—	2
Other comprehensive income (loss)	8	(91)	(32)	(102)
Total comprehensive income (loss)	1,090	(219)	936	(206)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	—	1	(1)	1
Currency translation gains (losses)	—	—	(1)	—
Amounts attributable to noncontrolling interests	—	1	(2)	1
Comprehensive income (loss) attributable to NCR Voyix	$1,090	$(218)	$938	$(205)

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$795	$259
Accounts receivable, net of allowances of $28 and $29 as of September 30, 2024 and December 31, 2023, respectively	623	414
Inventories	208	250
Restricted cash, current	26	21
Prepaid and other current assets	173	178
Current assets of discontinued operations	—	84
Total current assets	1,825	1,206
Property, plant and equipment, net	193	207
Goodwill	1,521	1,519
Intangibles, net	102	123
Operating lease assets	236	231
Prepaid pension cost	44	43
Deferred income taxes	225	237
Other assets	528	532
Noncurrent assets of discontinued operations	—	892
Total assets	$4,674	$4,990
Liabilities and stockholders’ equity (deficit)
Current liabilities
Short-term borrowings	$—	$15
Accounts payable	400	440
Payroll and benefits liabilities	119	126
Contract liabilities	186	157
Settlement liabilities	40	39
Other current liabilities	782	421
Current liabilities of discontinued operations	—	135
Total current liabilities	1,527	1,333
Long-term debt	1,098	2,563
Pension and indemnity plan liabilities	165	160
Postretirement and postemployment benefits liabilities	38	43
Income tax accruals	59	64
Operating lease liabilities	253	251
Other liabilities	247	253
Noncurrent liabilities of discontinued operations	—	22
Total liabilities	3,387	4,689
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of September 30, 2024 and December 31, 2023; redemption amount and liquidation preference of $276 as of September 30, 2024 and December 31, 2023	276	276
Stockholders’ equity (deficit)
NCR Voyix stockholders’ equity (deficit)
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 145.5 and 142.6 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Paid-in capital	911	874
Retained earnings (deficit)	561	(421)
Accumulated other comprehensive loss	(460)	(429)
Total NCR Voyix stockholders’ equity (deficit)	1,013	25
Noncontrolling interests in subsidiaries	(2)	—
Total stockholders’ equity (deficit)	1,011	25
Total liabilities and stockholders’ equity (deficit)	$4,674	$4,990
See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Nine months ended September 30
	2024	2023
Operating activities
Net income (loss)	$968	$(104)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on debt extinguishment	(8)	—
Depreciation and amortization	237	461
Stock-based compensation expense	39	98
Deferred income taxes	11	201
Gain on terminated interest rate derivative agreements	—	(103)
Impairment of other assets	5	7
Loss (gain) on disposal of property, plant and equipment and other assets	—	(2)
Loss (gain) on divestiture	(1,560)	(10)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	49	132
Inventories	37	(12)
Current payables and accrued expenses	(41)	17
Contract liabilities	38	(6)
Employee benefit plans	(8)	(10)
Other assets and liabilities	271	58
Net cash provided by (used in) operating activities	$38	$727
Investing activities
Expenditures for property, plant and equipment	$(23)	$(112)
Proceeds from sale of property, plant and equipment and other assets	—	8
Additions to capitalized software	(155)	(194)
Business acquisitions, net of cash acquired	—	(7)
Proceeds from divestiture, net	2,458	10
Proceeds from disposition of corporate-owned life insurance policies	30	—
Termination of trade receivable facility	(300)	—
Collections on purchased trade receivables	7	—
Purchases of investments	—	(10)
Net cash provided by (used in) investing activities	$2,017	$(305)
Financing activities
Payments on term credit facilities	$(200)	$(77)
Payments on revolving credit facilities	(693)	(2,044)
Payments of senior unsecured notes	(1,177)	—
Borrowings on term credit facilities	—	726
Borrowings on revolving credit facilities	595	1,959
Proceeds from issuance of senior unsecured notes	—	1,333
Payments on other financing arrangements	—	(2)
Cash dividend paid for Series A preferred shares dividends	(12)	(11)
Proceeds from employee stock plans	10	23
Tax withholding payments on behalf of employees	(12)	(16)
Principal payments for finance lease obligations	(7)	(12)
Net cash provided by (used in) financing activities	$(1,496)	$1,879
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(19)	$(28)
Increase (decrease) in cash, cash equivalents, and restricted cash	540	2,273
Cash, cash equivalents and restricted cash at beginning of period	285	740
Cash, cash equivalents and restricted cash at end of period	$825	$3,013

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	NCR Voyix Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)			Total
December 31, 2023	143	$1	$874	$(421)	$(429)	$—	$25
Comprehensive income:
Net income (loss)	—	—	—	(40)	—	(1)	(41)
Other comprehensive income (loss)	—	—	—	—	(22)	(1)	(23)
Total comprehensive income (loss)	—	—	—	(40)	(22)	(2)	(64)
Employee stock purchase and stock compensation plans	2	—	5	—	—	—	5
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Spin-Off of NCR Atleos	—	—	—	2	—	—	2
March 31, 2024	145	$1	$879	$(463)	$(451)	$(2)	$(36)
Comprehensive income:
Net income (loss)	—	—	—	(73)	—	—	(73)
Other comprehensive income (loss)	—	—	—	—	(17)	—	(17)
Total comprehensive income (loss)	—	—	—	(73)	(17)	—	(90)
Employee stock purchase and stock compensation plans	—	—	20	—	—	—	20
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Spin-Off of NCR Atleos	—	—	—	23	—	—	23
June 30, 2024	145	$1	$899	$(517)	$(468)	$(2)	$(87)
Comprehensive income:
Net income (loss)	—	—	—	1,082	—	—	1,082
Other comprehensive income (loss)	—	—	—	—	8	—	8
Total comprehensive income (loss)	—	—	—	1,082	8	—	1,090
Employee stock purchase and stock compensation plans	—	—	12	—	—	—	12
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
September 30, 2024	145	$1	$911	$561	$(460)	$(2)	$1,011

	NCR Voyix Stockholders
	Common Stock				Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)			Total
December 31, 2022	138	$1	$704	$1,075	$(300)	$(1)	$1,479
Comprehensive income:
Net income (loss)	—	—	—	7	—	1	8
Other comprehensive income (loss)	—	—	—	—	(19)	(1)	(20)
Total comprehensive income (loss)	—	—	—	7	(19)	—	(12)
Employee stock purchase and stock compensation plans	2	—	23	—	—	—	23
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
March 31, 2023	140	$1	$727	$1,078	$(319)	$(1)	$1,486
Comprehensive income:
Net income (loss)	—	—	—	17	—	(1)	16
Other comprehensive income (loss)	—	—	—	—	8	1	9
Total comprehensive income (loss)	—	—	—	17	8	—	25
Employee stock purchase and stock compensation plans	—	—	43	—	—	—	43
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
June 30, 2023	140	$1	$770	$1,091	$(311)	$(1)	$1,550
Comprehensive income:
Net income (loss)	—	—	—	(129)	—	1	(128)
Other comprehensive income (loss)	—	—	—	—	(91)	—	(91)
Total comprehensive income (loss)	—	—	—	(129)	(91)	1	(219)
Employee stock purchase and stock compensation plans	1	—	36	—	—	—	36
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
September 30, 2023	141	$1	$806	$958	$(402)	$—	$1,363

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

Sale of Digital Banking On August 6, 2024, the Company entered into a definitive purchase agreement with an affiliate of The Veritas Capital Fund VIII, L.P. (the “Buyer”) pursuant to which the Buyer agreed to purchase the Company’s Digital Banking segment businesses (the “Digital Banking Sale”). On September 30, 2024, the Company completed the Digital Banking Sale pursuant to the purchase agreement. The purchase price for the transaction was $2.45 billion in cash, subject to a post-closing adjustment, as well as contingent consideration of up to an additional $100 million in cash upon the achievement of a specified return on the Buyer’s invested capital at the time of any future sale. The Company records contingent consideration at fair value based on the consideration expected to be transferred, which was estimated to be zero as of September 30, 2024. The accounting requirements for reporting the Digital Banking Sale as a discontinued operation were met when the definitive agreement was signed. Accordingly, the financial results for Digital Banking for the three and nine months ended September 30, 2024 and 2023 are presented as net income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. Refer to Note 2, “Discontinued Operations” for additional information. In connection with the Digital Banking Sale, the Company and the Buyer entered into certain agreements, including a transition services agreement, providing for the performance of certain services by the Company for the benefit of the Buyer for a period of time after the Digital Banking Sale.

Transition of Hardware Business to ODM Model On August 6, 2024, the Company announced its entry into a commercial agreement with Ennoconn Corporation (“Ennoconn”) to transition its self-checkout and point-of-sale hardware businesses to an outsourced design and manufacturing model including the sale of certain assets relating to these businesses (the “Hardware Business Transition”). Under the terms of the agreement, Ennoconn will design, manufacture, warrant, supply, and ship self-checkout and point-of sale hardware directly to the Company’s customers and the Company will sell hardware to its customers as a sales agent for Ennoconn and continue to provide its point-of sale and self-checkout software as well as key support and maintenance services. As a result of the Hardware Business Transition, the Company expects to record commission revenue from point-of-sale and self-checkout hardware sales as an agent for Ennoconn on a net basis, excluding the costs paid to Ennoconn. While the Company and Ennoconn are targeting January 1, 2025 to implement the new hardware model, this date is dependent upon the migration of aspects of our hardware business to Ennoconn that are not yet complete.

Spin-off of NCR Atleos On October 16, 2023, the Company completed its separation of its ATM-focused business, including its self-service banking, payments & network and telecommunications and technology businesses, through the spin-off of its wholly owned subsidiary, NCR Atleos Corporation (“NCR Atleos”), (the “Spin-Off”). The Spin-Off was effected through a pro rata distribution of all outstanding shares of NCR Atleos common stock to holders of NCR Voyix common stock as of the close of business on October 2, 2023 (the “record date”). The Company distributed one share of NCR Atleos common stock for every two common shares of NCR Voyix outstanding as of the record date. Shareholders received cash in lieu of fractional shares of Atleos common stock. The Spin-Off is expected to qualify as a tax-free distribution for U.S. federal income tax purposes. NCR Atleos is an independent, publicly traded company focused on providing self-directed banking solutions to a global customer base, including financial institutions, retailers and consumers, and NCR Voyix retains no ownership interest. The accounting requirements for reporting the Spin-Off of NCR Atleos as a discontinued operation were met when the separation was completed. Accordingly, the financial results for NCR Atleos for the three and nine months ended September 30, 2023 are presented as net income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. Refer to Note 2, “Discontinued Operations” for additional information.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Evaluation of Subsequent Events The Company evaluated subsequent events through the date that our Condensed Consolidated Financial Statements were issued. Other than the items discussed within the Notes to the Consolidated Financial Statements, no matters were identified that required adjustment to the Condensed Consolidated Financial Statements or additional disclosure.

Reclassifications Certain prior-period amounts have been reclassified in the accompanying Condensed Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

Cyber ransomware incident On April 13, 2023, the Company determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, the Company immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. The Company concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Our investigation also concluded no financial reporting systems were impacted. As of September 30, 2024, the Company has incurred $46 million of expenses related to the cyber ransomware incident and has recovered $21 million under our insurance policies. As of September 30, 2024, we expect to receive an additional $6 million, which was recorded as an insurance receivable. We are still pursuing insurance recoveries for the remaining costs. We may incur additional costs relating to this incident in the future, including expenses to respond to this matter, payment of damages or other costs to customers or others. At this time we do not believe additional costs incurred as a result of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident.

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

In the third quarter of 2024, the Company recorded an out-of-period correction related to foreign currency to increase other expense, net by approximately $8 million, increase other current liabilities by $4 million and increase accumulated other comprehensive (loss) income by $4 million. The adjustment is not expected to be material to the full year results of operations for 2024.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The aggregation of the remaining 2024 out-of-period corrections are not expected to be material to the full year results of operations for 2024. The Company evaluated the impact of these adjustments and concluded they were not material to any previously issued interim or annual consolidated financial statements.

ACH Disbursements In February 2024, the Company identified fraudulent automated clearing house (“ACH”) disbursements from a Company bank account. The cumulative amount of these disbursements totaled $34 million. As of September 30, 2024, the Company has recovered approximately $15 million of fraudulent disbursements from the Company’s banks and is pursuing insurance recoveries in connection with this matter.

In preparing the consolidated financial statements for the year ended December 31, 2023, the Company identified incorrectly recorded ACH disbursements for the quarterly periods ending March 31, 2023, June 30, 2023 and September 30, 2023 in an accounts receivable clearing account instead of as operating expenses. The Company evaluated the impact of these errors and concluded that they were not material to any previously issued financial statements. As a result of these errors, the Company has made adjustments to the prior period amounts presented in these financial statements. The impact of the revisions to the three and nine month periods ended September 30, 2023 are presented in Note 17, “Revised 2023 Quarterly Financial Statements”.

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions		September 30
	Balance Sheet Location	2024	2023
Cash and cash equivalents	Cash and cash equivalents	$795	$675
Short term restricted cash	Restricted cash, current	—	30
Long term restricted cash	Other assets	4	2,068
Cash included in settlement processing assets	Restricted cash, current	26	240
Total cash, cash equivalents and restricted cash		$825	$3,013
Cash, cash equivalents and restricted cash of discontinued operations		—	2,704
Total cash, cash equivalents and restricted cash of continuing operations		$825	$309

Contract Assets and Liabilities The following table presents the net contract liability balances as of September 30, 2024 and December 31, 2023.

In millions	Location in the Condensed Consolidated Balance Sheet	September 30, 2024	December 31, 2023
Current portion of contract liabilities	Contract liabilities	$186	$157
Non-current portion of contract liabilities	Other liabilities	$13	$12

During the nine months ended September 30, 2024, the Company recognized $131 million in revenue that was included in contract liabilities as of December 31, 2023. During the nine months ended September 30, 2023, the Company recognized $159 million in revenue that was included in contract liabilities as of December 31, 2022.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $946 million. The Company expects to recognize revenue on over approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Capitalized Software Capitalized development costs for internal-use software and software that will be sold, leased or otherwise marketed were $311 million and $317 million as of September 30, 2024 and December 31, 2023, respectively, presented within Other assets on the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment enhances disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendment is effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company plans to adopt ASU 2023-07 and conform to the applicable disclosure retrospectively when it becomes effective for the Annual Report on Form 10-K for the year ending December 31, 2024. Other than the new disclosure requirements, the adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

Although there are other new accounting pronouncements issued by the FASB and not yet adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements will have a material impact on its consolidated financial statements.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
2. DISCONTINUED OPERATIONS

Digital Banking Sale

On September 30, 2024, the Company completed the Digital Banking Sale. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information. The historical results of the Digital Banking businesses have been presented as discontinued operations for the periods presented. The Company’s presentation of discontinued operations excludes general corporate overhead costs that did not meet the requirements to be presented as discontinued operations. The Company recognized a pre-tax gain of approximately $1.5 billion, which was recognized in Net income (loss) from discontinued operations.

The following table presents the major categories of income (loss) from discontinued operations related to the Digital Banking Sale:

In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Product revenue	$15	$16	$38	$37
Service revenue	141	134	419	392
Total revenue	156	150	457	429
Cost of products	9	12	31	30
Cost of services	65	73	221	209
Selling, general and administrative expenses	39	19	84	56
Research and development expenses	14	10	37	31
Total operating expenses	127	114	373	326
Income from discontinued operations	29	36	84	103
Interest expense	—	—	—	—
Other income (expense), net	(48)	(5)	(48)	(5)
Income (loss) from discontinued operations before gain on sale of business and income taxes	(19)	31	36	98
Gain on sale of business	1,546	—	1,546	—
Income (loss) from discontinued operations before income taxes	1,527	31	1,582	98
Income tax expense (benefit)	395	(1)	401	(2)
Net income (loss) from discontinued operations	1,132	32	1,181	100
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) from discontinued operations related to Digital Banking	$1,132	$32	$1,181	$100

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents the major classes of assets and liabilities of discontinued operations related to the Digital Banking Sale:

In millions	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$2
Accounts receivable, net of allowances	58
Prepaid and other current assets	9
Total current assets	69
Property, plant and equipment, net	5
Goodwill	521
Intangibles, net	168
Operating lease assets	5
Deferred income taxes	2
Other assets	183
Noncurrent assets	884
Total assets of discontinued operations	$953

Liabilities
Current liabilities
Accounts payable	$64
Payroll and benefits liabilities	22
Contract liabilities	30
Other current liabilities	4
Total current liabilities	120
Operating lease liabilities	3
Other liabilities	7
Noncurrent liabilities	10
Total liabilities of discontinued operations	$130

The following table presents selected financial information related to cash flows from discontinued operations related to the Digital Banking Sale:

In millions	Nine months ended September 30
	2024	2023
Net cash provided by (used in) operating activities	$(299)	$170
Net cash provided by (used in) investing activities	(57)	(72)
Net cash provided by (used in) financing activities	—	—

Spin-Off of NCR Atleos

On October 16, 2023, the Company completed the Spin-Off of NCR Atleos into an independent publicly traded company. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information regarding the Spin-Off. The historical results of NCR Atleos have been presented as discontinued operations. The Company’s presentation of discontinued operations excludes general corporate overhead costs that did not meet the requirements to be presented as discontinued operations. The 2023 presentation of discontinued operations has been updated to reflect the results of operations for the countries that transferred to NCR Atleos during 2024 and excludes the countries that have not yet transferred to NCR Atleos as of September 30, 2024. The results of operations for the countries that have not yet transferred will be presented as part of discontinued operations as of the date of their separation. As of December 31, 2023, there were seven countries that had not yet transferred to NCR Atleos. During the nine months ended September 30, 2024, five of these seven delayed countries transferred to NCR Atleos.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents the major categories of income (loss) from discontinued operations related to the Spin-Off of NCR Atleos:

In millions	Three months ended September 30		Nine months ended September 30
	2024(1)	2023	2024(1)	2023
Product revenue	$—	$247	$—	$745
Service revenue	—	811	5	2,338
Total revenue	—	1,058	5	3,083
Cost of products	—	200	—	598
Cost of services	—	492	4	1,603
Selling, general and administrative expenses	—	176	1	484
Research and development expenses	—	16	—	46
Total operating expenses	—	884	5	2,731
Income from discontinued operations	—	174	—	352
Interest expense	—	(2)	—	(2)
Other income (expense), net	—	(18)	—	(17)
Income (loss) from discontinued operations before income taxes	—	154	—	333
Income tax expense (benefit)	—	48	—	79
Net income (loss) from discontinued operations	—	106	—	254
Net income (loss) attributable to noncontrolling interests	—	1	—	1
Net income (loss) from discontinued operations related to NCR Atleos	$—	$105	$—	$253
(1)Represents operations of the delayed countries that transferred to NCR Atleos during 2024 through date of separation versus full period of NCR Atleos operations for 2023.

The following table presents the major classes of assets and liabilities of discontinued operations related to the Spin-Off of NCR Atleos:

In millions	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1
Accounts receivable, net of allowances	9
Inventories	4
Prepaid and other current assets	1
Total current assets	15
Other assets	8
Noncurrent assets	8
Total assets of discontinued operations	$23

Liabilities
Current liabilities
Accounts payable	$1
Payroll and benefits liabilities	1
Contract liabilities	10
Other current liabilities	3
Total current liabilities	15
Pension and indemnity plan liabilities	7
Other liabilities	5
Noncurrent liabilities	12
Total liabilities of discontinued operations	$27

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents selected financial information related to cash flows from discontinued operations related to the Spin-off of NCR Atleos:

In millions	Nine months ended September 30
	2024(1)	2023
Net cash provided by (used in) operating activities	$—	$441
Net cash provided by (used in) investing activities	—	(93)
Net cash provided by (used in) financing activities	—	—
(1)Represents operations of the delayed countries that transferred to NCR Atleos during 2024 through date of separation versus full period of NCR Atleos operations for 2023.

Environmental Matters

The costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including those relating to the Fox River and Kalamazoo River matters, are presented in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. Income (loss) from discontinued operations, net of tax, related to environmental matters was a loss of $19 million for the three and nine months ended September 30, 2024 and zero and a loss of $1 million for the three and nine months ended September 30, 2023, respectively. Net cash provided by or used in operating activities of discontinued operations related to environmental obligations was $4 million cash used in operating activities and $1 million cash used in operating activities for the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 10, “Commitments and Contingencies” for further information.

3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of September 30, 2024 and December 31, 2023 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2023						September 30, 2024
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Retail	$1,081	$(34)	$1,047	$—	$—	$3	$1,084	$(34)	$1,050
Restaurants	495	(23)	472	—	—	(1)	494	(23)	471
Total goodwill	$1,576	$(57)	$1,519	$—	$—	$2	$1,578	$(57)	$1,521

Identifiable Intangible Assets The Company’s purchased intangible assets, reported in Intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	September 30, 2024		December 31, 2023
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$322	$(265)	$322	$(251)
Intellectual property	2 - 8	347	(304)	346	(296)
Customer contracts	8	—	—	—	—
Tradenames	1 - 10	64	(62)	64	(62)
Total identifiable intangible assets		$733	$(631)	$732	$(609)

Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Amortization expense	$7	$11	$22	$31

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2024	2025	2026	2027	2028	2029
Amortization expense	$6	$25	$23	$19	$9	$5

4. SEGMENT INFORMATION AND CONCENTRATIONS

Subsequent to the Spin-Off and the Digital Banking Sale, as described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, the Company manages and reports the following two segments:

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

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to any of our two individual reportable segments along with certain non-strategic businesses that are considered immaterial operating segment(s) and certain countries which are expected to transfer to NCR Atleos during the remainder of 2024, as well as commercial agreements with NCR Atleos.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents revenue and Adjusted EBITDA by segment:

In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Revenue by segment
Retail	$487	$552	$1,495	$1,633
Restaurants	211	229	614	663
Total segment revenue	$698	$781	$2,109	$2,296
Other	13	28	35	86
Total revenue	$711	$809	$2,144	$2,382

Adjusted EBITDA by segment
Retail	$108	$123	$281	$321
Restaurants	66	52	183	147
Segment Adjusted EBITDA	$174	$175	$464	$468

The following table reconciles Segment Adjusted EBITDA to Net income (loss) from continuing operations attributable to NCR Voyix:

In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Segment Adjusted EBITDA	$174	$175	$464	$468
Corporate and other income and expenses not allocated to reportable segments	81	72	231	196
Depreciation and amortization	53	49	153	140
Acquisition-related amortization of intangibles	7	11	22	31
Interest expense	40	83	120	257
Interest income	(2)	(5)	(5)	(11)
Acquisition-related costs	—	—	—	1
Loss (gain) on debt extinguishment	(8)	—	(8)	—
Income tax expense (benefit)	(1)	187	3	200
Stock-based compensation expense	9	19	32	65
Transformation and restructuring costs(1)	16	1	90	5
Separation costs(2)	1	10	9	18
Loss (gain) on disposal of businesses	—	(3)	(14)	(10)
Foreign currency devaluation(3)	—	—	15	—
Fraudulent ACH disbursements(4)	(2)	5	(4)	10
Cyber ransomware incident recovery costs(5)	(1)	12	(5)	23
Strategic initiatives(6)	12	—	18	—
Net income (loss) from continuing operations attributable to NCR Voyix	$(31)	$(266)	$(193)	$(457)
(1)Represents integration, severance, and other exit and disposal costs which are considered non-operational in nature.
(2)Represents costs incurred as a result of the Spin-Off. Professional fees to effect the spin-off of NCR Atleos including separation management, organizational design, and legal fees have been classified within discontinued operations during the three and nine months ended September 30, 2023.
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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for the Company:

In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
United States	$457	$568	$1,363	$1,601
Americas (excluding United States)	50	53	173	161
Europe, Middle East and Africa	130	117	377	372
Asia Pacific	74	71	231	248
Total revenue	$711	$809	$2,144	$2,382

The following table presents the recurring revenue and all other products and services revenue that is recognized at a point in time for the Company:

In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Recurring revenue(1)	$407	$409	$1,214	$1,216
All other products and services	304	400	930	1,166
Total revenue	$711	$809	$2,144	$2,382
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

5. DEBT OBLIGATIONS

The following table summarizes the Company’s short-term borrowings and long-term debt:

	September 30, 2024		December 31, 2023
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility(1)	$—	—%	$15	8.46%
Total short-term borrowings	$—		$15
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility(1)	$—	—%	$185	8.46%
Revolving credit facility(1)	—	—%	98	9.07%
Senior notes:
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	403		1,200
5.250% Senior Notes due 2030	52		450
Deferred financing fees	(7)		(20)
Total long-term debt	$1,098		$2,563
(1)Interest rates are weighted-average interest rates as of September 30, 2024 and December 31, 2023.

Senior Secured Credit Facility The Company is party to a senior secured credit agreement with certain subsidiaries of the Company party thereto as foreign borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”). This credit agreement provides for senior secured credit facilities in an aggregate principal amount of $700 million, which are comprised of (i) a five-year multicurrency revolving credit facility in the aggregate principal amount of $500 million (including (a) a letter of credit sub-facility in an aggregate principal amount of up to $75 million and (b) a sub-facility in an aggregate principal amount of up to $200 million for borrowings and letters of credit in

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
certain agreed foreign currencies) (the “Revolving Credit Facility,” and the loans thereunder, the “Revolving Loans”) and (ii) a five-year term loan “A” facility in the aggregate principal amount of $200 million (the “Term Loan A Facility,” and the loans thereunder, the “Term A Loans” and, the Term Loan A Facility, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

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

The outstanding principal balance of the Term Loan A Facility was required to be repaid in quarterly installments beginning March 31, 2024 in an amount equal to (i) 1.875% of the original principal amount of the Term A Loans during the first three years and (ii) 2.50% of the original principal amount of the Term A Loans during final two years. Any remaining outstanding balance will be due at maturity on October 16, 2028. The Revolving Credit Facility is not subject to amortization and will mature on October 16, 2028.

On September 30, 2024, using a portion of the proceeds from the Digital Banking Sale, the Company repaid all loans outstanding under the Senior Secured Credit Facilities (but did not reduce the principal amount of the commitments under the Revolving Loans).

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
redemption date (subject to the right of holders of record of the Notes on the relevant record date to receive interest due on the relevant interest payment date).

The Company has the option to redeem the 5.000% Notes, in whole or in part, at any time, at a redemption price of 101.250% and 100% during the 12-month periods commencing on October 1, 2024 and 2025 and thereafter, respectively, plus accrued and unpaid interest to the redemption date. The Company has the option to redeem the 5.250% Notes, in whole or in part, at any time on or after October 1, 2025, at a redemption price of 102.625%, 101.750%, 100.875%, and 100% during the 12-month periods commencing on October 1, 2025, 2026, 2027 and 2028 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.

On April 6, 2021, the Company issued $1.2 billion aggregate principal amount of 5.125% senior unsecured notes due 2029 (the “5.125% Notes”). Interest is payable on the 5.125% Notes semi-annually in arrears at annual rates of 5.125% on April 15 and October 15 of each year. The 5.125% Notes will mature on April 15, 2029.
The Company has the option to redeem the 5.125% Notes, in whole or in part, on or after April 15, 2024, at a redemption price of 102.563%, 101.281% and 100% during the 12-month periods commencing on or after April 15, 2024, 2025 and 2026 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.
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

On September 30, 2024, a portion of the proceeds from the Digital Banking Sale were used to settle the Company’s previously announced tender offers to purchase up to $1.2 billion aggregate purchase price, excluding accrued and unpaid interest, of the Company’s senior unsecured notes, subject to prioritized acceptance levels and proration. Pursuant to the terms of the tender offers and the final settlement, the Company purchased approximately $398 million aggregate principal amount of the 5.250% Notes and $797 million aggregate principal amount of the 5.125% Notes. The Company recognized a gain on extinguishment of debt of $8 million related to the redemption discount of $18 million on the settlement of the 5.250% Notes and 5.125% Notes offset by the write-off of the related deferred financing fees of $10 million.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of September 30, 2024 and December 31, 2023 was $1.08 billion and $2.47 billion, respectively. Management’s fair value estimates were based on quoted prices for recent trades of the Company’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. TRADE RECEIVABLES FACILITY

Prior to September 30, 2024, the Company maintained a trade receivables facility (the “T/R Facility”) pursuant to which a wholly-owned, bankruptcy-remote subsidiary of the Company (the “U.S. SPE”) and a wholly-owned, bankruptcy remote subsidiary of a Canadian affiliate of the Company (the “Canadian SPE,” and together with the U.S. SPE, the “SPEs”) continuously acquired all of the trade receivables originated by the Company and the Canadian affiliate (and certain other affiliates from time to time party to the T/R Facility). The SPEs in turn either sold or pledged those trade receivables to unaffiliated purchasers party to the T/R Facility (the “Purchasers”). On September 1, 2024, the Company voluntarily repaid a portion of the amounts outstanding under the T/R Facility to reduce the commitment of the Purchasers from $300 million to $252 million and to reacquire all outstanding trade receivables related to the Digital Banking business. On September 30, 2024, the Company used a portion of the proceeds from the Digital Banking Sale to voluntarily pay all remaining amounts outstanding under the T/R Facility. In connection with the payment of such amounts, the Company terminated the T/R Facility and reacquired all of the outstanding trade receivables that had previously been sold by it (and by its affiliates then party to the

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
T/R Facility) to the SPEs (including any outstanding trade receivables that had been further sold on to the Purchasers) and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Prior to the termination of the T/R Facility, the total outstanding balance of trade receivables sold to the Purchasers could be up to $252 million (or prior to September 1, 2024, up to $300 million) at any one time, which represented the maximum purchase commitment from the Purchasers. The actual outstanding balance of trade receivables that were sold varied based on the level of activity and other factors and could be less than the maximum purchase commitment. The total outstanding balance of trade receivables that were sold to the Purchasers and derecognized by the U.S. SPE was approximately zero and $288 million as of September 30, 2024 and December 31, 2023, respectively. Excluding the trade receivables sold to the Purchasers, the SPEs collectively owned zero and $107 million of trade receivables as of September 30, 2024 and December 31, 2023, respectively, and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets.

Cash activity related to the termination of the T/R Facility is reflected in Net cash provided by investing activities in the Consolidated Statements of Cash Flows. Prior to the termination of the T/R Facility, continuous cash activity was reflected in Net cash provided by operating activities. The U.S. SPE incurred fees under the T/R Facility, including fees due and payable to the Purchasers. Those fees, which are immaterial, are recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. In addition, each of the SPEs had provided a full recourse guarantee in favor of the Purchasers of the full and timely payment of all trade receivables sold to them by the U.S. SPE. The guarantee was secured by all the trade receivables owned by each of the SPEs that had not been sold to the Purchasers. The reserve recognized for this recourse obligation as of September 30, 2024 was not material.

7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax benefit from continuing operations was $1 million for the three months ended September 30, 2024 compared to income tax expense of $187 million for the three months ended September 30, 2023. The change in tax expense was primarily due to $195 million discrete tax expenses related to the internal restructuring transactions in connection with the Spin-Off for the three months ended September 30, 2023.

Income tax expense was $3 million for the nine months ended September 30, 2024 compared to income tax expense of $200 million for the nine months ended September 30, 2023. The change in tax expense was primarily due to $195 million discrete tax expenses related to the internal restructuring transactions in connection with the Spin-Off for the nine months ended September 30, 2023.

The Company’s current tax liability was $388 million and $31 million as of September 30, 2024 and December 31, 2023, respectively, presented within Other current liabilities on the Condensed Consolidated Balance Sheets. The increase in the expected current tax liability relates to taxes for the Digital Banking Sale and will be paid within the next 12 months.

8. STOCK COMPENSATION PLANS

As of September 30, 2024, the Company’s stock-based compensation consisted of restricted stock units, employee stock purchase plan and stock options. Stock-based compensation expense for the following periods were:

In millions	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Restricted stock units	$8	$17	$29	$57
Stock options	—	—	—	2
Employee stock purchase plan	1	2	3	6
Stock-based compensation expense	9	19	32	65
Tax benefit (expense)	—	(1)	—	(4)
Stock-based compensation expense (net of tax)	$9	$18	$32	$61

Stock-based compensation expense is recognized in the Condensed Consolidated Financial Statements based upon fair value.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

As of September 30, 2024, the total unrecognized compensation cost of $50 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 1 year. As of September 30, 2024, all stock option grants have vested.

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

For the three months ended September 30, 2024, employees purchased 0.3 million shares, at a discounted price of $10.71. For the three months ended September 30, 2023, employees purchased 0.3 million shares, at a discounted price of $21.78.

9. EMPLOYEE BENEFIT PLANS

Employer Contributions

Pension For the three and nine months ended September 30, 2024, the Company contributed $3 million and $8 million, respectively, to its international pension plans. The Company anticipates contributing an additional $5 million to its international pension plans for a total of $13 million in 2024. Following the Spin-Off, NCR Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in accumulated other comprehensive loss, which were previously sponsored by the Company. Pursuant to the terms of the Spin-Off transaction documents, the Company is required to contribute 50% of the annual costs of the U.S. pension plan to NCR Atleos to the extent NCR Atleos contributes more than $40 million on an annual basis beginning with the plan year ending December 31, 2024.

Postemployment For the three and nine months ended September 30, 2024, the Company contributed $14 million and $39 million, respectively, to its postemployment plan. The Company anticipates contributing an additional $11 million to its postemployment plan for a total of $50 million in 2024. During the three and nine months ended September 30, 2024, the Company recorded $2 million and $32 million, respectively, of employee related costs in accordance with ASC 712, Employers’ Accounting for Postemployment Benefits, when a severance liability was determined to be probable and estimable.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

The Company is contesting this matter vigorously. On July 2, 2024, the Company filed a notice of appeal. Given that an estimate or range of possible loss was not ordered in this equitable judgment and moreover cannot be determined at this time in light of the uncertainty regarding the ultimate form of relief and complexities in the methodology and quantification of loss, if any, the parties stipulated to a $45 million supersedeas bond, which is an amount the Company believes may not be correlated to the actual loss (if any). On September 12, 2024, the supersedeas bond was filed and a stay was issued. Any amount sustained following an appeal of this matter is subject to an indemnity obligation by NCR Atleos to contribute 50% of any award. The Company has concluded that, as of September 30, 2024, a loss is reasonably possible but that an estimate or range of possible loss cannot be determined at this time given uncertainty regarding the ultimate form of relief and complexities in the methodology and quantification of damages, if any.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

All litigation relating to the contribution and enforcement of remediation obligations on the Fox River has been concluded. On October 3, 2022, the Environmental Protection Agency issued the Company a Certificate of Completion certifying that all of the Company’s remedial obligations under the Consent Decree have been completed.

The cost of the Fox River remediation has been shared with three parties (a previous party, API, fully satisfied its obligations in 2016 and is now bankrupt): B.A.T. Industries p.l.c. (“BAT”) as co-obligor, and AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) as indemnitors. Under a 1998 Cost Sharing Agreement and subsequent 2005 arbitration award (collectively, the “Cost Sharing Agreement”), from 2008 through 2014, BAT paid 60% of the cost of the Fox River clean-up and natural resource damages (“NRD”). Pursuant to a September 30, 2014 Funding Agreement (the “Funding Agreement”), BAT funded 50% of the Company’s Fox River remediation costs from October 1, 2014 forward. The Funding Agreement also provides the Company contractual avenues for a future payment of, via direct and third-party sources, (1) the difference between BAT’s 60% obligation under the Cost Sharing Agreement on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, and (2) the difference between the amount the Company received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement for the period from April 2012 through September 2014 (collectively, the “Funding Agreement Receivable”). Pursuant to a 2015 Letter Agreement, the Company’s contractual avenue for direct payment by BAT was effectively stayed pending completion of other unrelated lawsuits by BAT against third-parties. As of September 30, 2024 and December 31, 2023, the Funding Agreement Receivable was approximately $54 million and was included in Other assets in the Condensed Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain, subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River remaining reserve.

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

The final reconciliation of the Funding Agreement Receivable and the Divestiture Agreement Offsets could result in additional expenditures and liabilities for the Company that could be material. As of September 30, 2024 and December 31, 2023, we have no remaining liability for environmental remedial obligations for the Fox River matter. As of September 30, 2024 and December 31, 2023, the liability subject to final reconciliation with indemnitors under the Divestiture Agreement was approximately $22 million.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

The Company believes it has meritorious claims to recover certain Kalamazoo River remediation expenses from BAT under the Cost Sharing Agreement, discussed above, as the river is a “future site” under the agreement. To date, BAT disputes that the
Kalamazoo River is a “future site.” In February 2023, the Company filed an action against BAT in the Southern District of New York seeking a declaration that the Kalamazoo River is a “future site” under the Cost Sharing Agreement. In June 2023, BAT filed an answer asserting counterclaims in the proceedings. On September 14, 2024, the Court entered an opinion stating that the Kalamazoo River is a “future site” within the meaning of the Cost Sharing Agreement. The case remains pending with respect to BAT’s remaining counterclaims and affirmative defenses.

In December 2022, the Company met the contractual threshold set forth in the 1996 Divestiture Agreement and as a result also has indemnity or reimbursement claims against AT&T and Nokia.

In November 2023, the USEPA issued a conditional approval for a work plan to remediate one area of the Kalamazoo River (referred to by USEPA as Area 4) for which the Company has remediation responsibility. The conditional approval provided the Company with sufficient information to estimate the cost of the first phase of remediation for this area of the river and necessitated an increase in the Kalamazoo reserve. Subsequently, USEPA provided further clarification about the conditions with respect to completing the second phase of the work plan that could substantially increase the costs of remediation. The Company does not believe the scope of work for this second phase is its responsibility under the Consent Decree or the National Contingency Plan. On March 29, 2024, the Company filed a Notice of Dispute with the USEPA objecting to the scope of work for Area 4 as being inconsistent with the National Contingency Plan and contrary to the requirements of the Consent Decree. In June 2024, the Company reached a tentative agreement with the USEPA that will satisfactorily address the Company’s cost concerns and in October 2024, the Company submitted a work plan to the USEPA for approval. In connection with the submittal of the work plan, an updated engineering estimate was developed, which necessitated an increase in the Kalamazoo reserve. The submitted work plan is subject to USEPA approval and if an Area 4 work plan cannot be finalized, the costs to remediate Area 4 could increase substantially.

As of September 30, 2024 and December 31, 2023, the total reserve for Kalamazoo was $167 million and $141 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company’s co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors’ and indemnitors’ obligations are as previously reported, the reserve may be adjusted from time to time to reflect changes in our estimates of remediation costs and recoverability from co-obligors and indemnitors with respect to the Kalamazoo River.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
estimable or verifiable, it is possible that the reserve the Company has taken to discontinued operations reflected in this paragraph could more than approximately double the reflected reserve.

Environmental-Related Insurance Recoveries In connection with the Fox River, Kalamazoo River and other environmental sites, through September 30, 2024, the Company has received a combined gross total of approximately $212 million in settlements reached with various of its insurance carriers. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available to it, but it has recovered some amounts as a result of settlement discussions with certain carriers. Claims with respect to Kalamazoo River defense costs have now been settled, with the amounts of those settlements included in the sum reported above.

Environmental Remediation Estimates It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. The Company records environmental provisions when it is probable that a liability has been incurred and the amount or range of the liability is reasonably estimable; in accordance with accounting guidance, where liabilities are not expected to be quantifiable or estimable for a period of years, the estimated costs of investigating those liabilities are recorded as a component of the reserve for that particular site. Provisions for estimated losses from environmental restoration and remediation are, depending on the site, based generally on internal and third-party environmental studies, estimates as to the number and participation level of other PRPs, the extent of contamination, estimated amounts for attorney and other fees, and the nature of required clean-up and restoration actions. Reserves are adjusted as further information develops or circumstances change. Management expects that the amounts reserved from time to time will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites. The amounts provided for environmental matters in the Company’s Condensed Consolidated Financial Statements are the estimated gross undiscounted amounts of such liabilities, without deductions for indemnity insurance, third-party indemnity claims or recoveries from other PRPs, except in the event certain criteria supporting the probability of receipt of payment from such third parties is met, the amounts are recorded in the Condensed Consolidated Financial Statements. For the Fox River and Kalamazoo River sites, as described above, assets relating to the AT&T and Nokia indemnities and to the BAT obligations are recorded as payment is supported by contractual agreements, public filings and/or payment history.

Guarantees and Product Warranties In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. The Company believes the likelihood of having to perform under any such guarantee is remote. As of September 30, 2024 and December 31, 2023, the Company had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

11. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended September 30, 2024 and 2023, the Company paid cash dividends of $4 million. During the nine months ended September 30, 2024 and 2023, the Company paid cash dividends of $12 million.

Prior to the close of business on October 17, 2023, the Series A Convertible Preferred Stock was convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As a result of the Spin-Off, the conversion rate of the Series A Convertible Preferred Stock was adjusted pursuant to its terms to 57.5601 shares of common stock per share of Series A Convertible Preferred Stock. As of September 30, 2024 and December 31, 2023, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 15.9 million shares.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The components of basic and diluted earnings (loss) per share are as follows:

In millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Numerator:
Income (loss) from continuing operations	$(31)	$(266)	$(193)	$(457)
Series A convertible preferred stock dividends	(4)	(4)	(12)	(12)
Income (loss) from continuing operations attributable to NCR Voyix common stockholders	(35)	(270)	(205)	(469)
Income (loss) from discontinued operations, net of tax	1,113	137	1,162	352
Net income (loss) attributable to NCR Voyix common stockholders	$1,078	$(133)	$957	$(117)

Denominator:
Basic and diluted weighted average number of shares outstanding	145.4	140.9	144.6	140.3

Basic and diluted earnings (loss) per share:
From continuing operations	$(0.24)	$(1.92)	$(1.42)	$(3.34)
From discontinued operations	7.65	0.98	8.04	2.51
Total basic and diluted earnings per share	$7.41	$(0.94)	$6.62	$(0.83)

For the three months ended September 30, 2024, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, potential common shares that would have caused dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 15.9 million for the as-if converted Series A Preferred Stock because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 10.2 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the three months ended September 30, 2023, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the diluted share count because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 10.9 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the nine months ended September 30, 2024, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, potential common shares that would have caused dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 15.9 million for the as-if converted Series A Preferred Stock because their effect would have been anti-dilutive. Additionally, for the nine months ended September 30, 2024, weighted average restricted stock units and stock options of 10.3 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the nine months ended September 30, 2023, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, shares related to the as-if converted Series A Convertible Preferred Stock of 9.2 million were excluded from the dilution share count because their effect would have anti-dilutive. Additionally, for the nine months ended September 30, 2023, weighted average restricted stock units and stock options of 14.5 million were excluded from the diluted share count because their effect would have been anti-dilutive.

13. DERIVATIVES AND HEDGING INSTRUMENTS

The Company is exposed to certain risks arising from both our business operations and economic conditions. We principally manage exposures to a wide variety of business and operational risk through management of core business activities. We manage interest rate risk associated with floating rate-debt by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. The Company has historically used interest rate cap agreements or interest rate swap

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
contracts (“Interest Rate Derivatives”) to manage differences in the amount, timing and duration of known or expected cash payments related to floating rate-debt agreements.

Further, a portion of our operations and revenue occur outside the United States and, as such, the Company has exposure to approximately 30 functional currencies. Our results can be significantly impacted, both positively and negatively, by changes in foreign currency exchange rates. The Company seeks to mitigate such impact by hedging its foreign currency transaction exposure using foreign currency forward and option contracts. We do not enter into hedges for speculative purposes.

Foreign Currency Exchange Risk We utilize foreign exchange contracts to hedge our exposure of assets and liabilities denominated in non-functional currencies. We recognize the gains and losses on these types of hedges in earnings as exchange rates change.

Historically, our risk management strategy included hedging, on behalf of certain subsidiaries, a portion of our forecasted, non-functional currency denominated cash flows for a period of up to 15 months. If the hedge was designated as a highly effective cash flow hedge, the gains or losses were deferred into accumulated other comprehensive income (“AOCI”). The gains or losses from derivative contracts that were designated as highly effective cash flow hedges related to inventory purchases were recorded in cost of products when the inventory is sold to an unrelated third party. Otherwise, they were recorded in earnings when the exchange rates change. As of September 30, 2024 and December 31, 2023, the balance in AOCI related to foreign exchange derivative transactions was zero.

The accounting guidance for derivatives and hedging requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company designates foreign exchange contracts as cash flow hedges of forecasted transactions when they are determined to be highly effective at inception.

Interest Rate Risk We historically utilized interest rate swap contracts or interest rate cap agreements to add stability to interest cost and to manage exposure to interest rate movements as part of our interest rate risk management strategy.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	September 30, 2024
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$—	Other current liabilities		$—
Total foreign exchange contracts		$—	$—		$38	$—
Total derivatives not designated as hedging instruments			$—			$—

	Fair Values of Derivative Instruments
	December 31, 2023
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$5	Other current liabilities		$(4)
Total foreign exchange contracts		$402	$5		$207	$(4)
Total derivatives not designated as hedging instruments			$5			$(4)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 were as follows:

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative Contracts			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the three months ended September 30, 2024	For the three months ended September 30, 2023	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the three months ended September 30, 2024	For the three months ended September 30, 2023
Interest rate contracts	$—	$—	Cost of services	$—	$(100)
Interest rate contracts	$—	$—	Interest expense	$—	$(22)

In millions	Amount of Gain (Loss) Recognized in Other Comprehensive Income (OCI) on Derivative			Amount of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations
Derivatives in Cash Flow Hedging Relationships	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023	Location of (Gain) Loss Reclassified from AOCI into the Condensed Consolidated Statement of Operations	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest rate contracts	$—	$24	Cost of services	$—	$(134)
Interest rate contracts	$—	$—	Interest expense	$—	$(31)

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
In millions		Three months ended September 30		Nine months ended September 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2024	2023	2024	2023
Foreign exchange contracts	Other income (expense), net	$(2)	$(3)	$(8)	$(8)
Interest rate contracts	Cost of services	$—	$14	$—	$14

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following tables show the impact of the Company’s cash flow hedge accounting relationships on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024 and 2023.

	Location and Amount of (Gain) Loss Recognized in Income on Cash Flow Hedging Relationships for the three months ended September 30:
In millions	Cost of Services		Interest Expense
	2024	2023	2024	2023
Total amount of expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$360	$361	$40	$83

Amount of (gain) loss reclassified from Accumulated other comprehensive loss, net of expense	$—	$(100)	$—	$(22)

	Location and Amount of (Gain) Loss Recognized in Income on Cash Flow Hedging Relationships for the nine months ended September 30:
In millions	Cost of Services		Interest Expense
	2024	2023	2024	2023
Total amount of expense presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,120	$1,053	$120	$257

Amount of (gain) loss reclassified from Accumulated other comprehensive loss, net of expense	$—	$(134)	$—	$(31)

Refer to Note 14, “Fair Value of Assets and Liabilities”, for further information on derivative assets and liabilities recorded at fair value on a recurring basis.
Concentration of Credit Risk
The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. The Company’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of September 30, 2024 and December 31, 2023, we did not have any major concentration of credit risk related to financial instruments.

14. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of September 30, 2024 were zero and as of December 31, 2023 are set forth as follows:

	December 31, 2023
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts(1)	$5	$—	$5	$—
Total	$5	$—	$5	$—
Liabilities:
Foreign exchange contracts(2)	$4	$—	$4	$—
Total	$4	$—	$4	$—
(1)Included in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.
(2)Included in Other current liabilities in the Condensed Consolidated Balance Sheets.

NCR Voyix Corporation
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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of September 30, 2024, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The Company reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three and nine months ended September 30, 2024 and 2023.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2023	$(424)	$(5)	$—	$(429)
Other comprehensive income (loss) before reclassifications	(31)	—	—	(31)
Amounts reclassified from AOCI	—	—	—	—
Net current period other comprehensive (loss) income	(31)	—	—	(31)
Balance as of September 30, 2024	$(455)	$(5)	$—	$(460)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Reclassifications Out of AOCI

	For the three months ended September 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	—	—	(100)	(100)
Selling, general and administrative expenses	(1)	—	—	(1)
Research and development expenses	—	—	—	—
Interest expense	—	—	(22)	(22)
Total before tax	$(1)	$—	$(122)	$(123)
Tax expense				30
Total reclassifications, net of tax				$(93)

	For the nine months ended September 30, 2023
	Employee Benefit Plans
In millions	Amortization of Actuarial Loss (Gain)	Amortization of Prior Service Benefit	Effective Cash Flow Hedge Loss (Gain)	Total
Affected line in Condensed Consolidated Statement of Operations:
Cost of products	$—	$—	$—	$—
Cost of services	(2)	(1)	(134)	(137)
Selling, general and administrative expenses	(1)	—	—	(1)
Research and development expenses	—	—	—	—
Interest expense	—	—	(31)	(31)
Total before tax	$(3)	$(1)	$(165)	$(169)
Tax expense				40
Total reclassifications, net of tax				$(129)

16. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	September 30, 2024	December 31, 2023
Accounts receivable
Trade	$556	$305
Other	95	138
Accounts receivable, gross	651	443
Less: allowance for credit losses	(28)	(29)
Total accounts receivable, net	$623	$414
As disclosed in Note 6, “Trade Receivables Facility”, in September 2024, the Company terminated the T/R Facility and reacquired all outstanding trade receivables, which are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets. Our allowance for credit losses as of September 30, 2024 and December 31, 2023 was $28 million and $29 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for the three and nine months ended September 30, 2024 was an expense of $9 million and $13 million, respectively. The impact to our allowance for credit losses for the three and nine months ended September 30, 2023 was an expense of $2 million and $10 million, respectively. The Company recorded write-offs against the reserve for the

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
three and nine months ended September 30, 2024 of $4 million and $14 million, respectively. The Company recorded write-offs against the reserve for both the three and nine months ended September 30, 2023 of $2 million, respectively.
The components of inventory are summarized as follows:

In millions	September 30, 2024	December 31, 2023
Inventories
Work in process and raw materials	$10	$14
Finished goods	89	109
Service parts	109	127
Total inventories	$208	$250

17. REVISED 2023 QUARTERLY FINANCIAL STATEMENTS

As described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, in February 2024, the Company identified fraudulent ACH disbursements from a Company bank account. The Company evaluated the impact of the errors and concluded they are not material to any previously issued interim consolidated financial statements. The following table sets forth the Company’s results of operations for the three and nine months ended September 30, 2023, which have been retrospectively adjusted to reflect the Digital Banking businesses and NCR Atleos historical financial results as discontinued operations, including the delayed countries that transferred to NCR Atleos during the three and nine months ended September 30, 2024, as well as the revision impact of the fraudulent ACH disbursements and other immaterial errors.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	Three months ended September 30, 2023				Nine months ended September 30, 2023
In millions, except per share amounts	As reported	Discontinued operations	Adjustment	As recasted and revised	As reported	Discontinued operations	Adjustment	As recasted and revised
Product revenue	$560	$264	$—	$296	$1,657	$782	$—	$875
Service revenue	1,457	944	—	513	4,237	2,730	—	1,507
Total revenue	2,017	1,208	—	809	5,894	3,512	—	2,382
Cost of products	465	212	—	253	1,399	628	—	771
Cost of services	925	565	1	361	2,864	1,812	1	1,053
Selling, general and administrative expenses	331	195	6	142	956	540	11	427
Research and development expenses	54	25	—	29	175	77	—	98
Total operating expenses	1,775	997	7	785	5,394	3,057	12	2,349
Income (loss) from operations	242	211	(7)	24	500	455	(12)	33
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Interest expense	(85)	(2)	—	(83)	(259)	(2)	—	(257)
Other income (expense), net	(44)	(24)	—	(20)	(55)	(22)	—	(33)
Income (loss) from continuing operations before income taxes	113	185	(7)	(79)	186	431	(12)	(257)
Income tax expense (benefit)	236	47	(2)	187	280	77	(3)	200
Income from continuing operations	(123)	138	(5)	(266)	(94)	354	(9)	(457)
Income (loss) from discontinued operations, net of tax	—	(138)	—	138	(1)	(354)	—	353
Net income (loss)	(123)	—	(5)	(128)	(95)	—	(9)	(104)
Net income (loss) attributable to noncontrolling interests	1	1	—	—	1	1	—	—
Net income attributable to noncontrolling interests of discontinued operations	—	(1)	—	1	—	(1)	—	1
Net income (loss) attributable to NCR Voyix	$(124)	$—	$(5)	$(129)	$(96)	$—	$(9)	$(105)
Amounts attributable to NCR Voyix common stockholders
Income (loss) from continuing operations	$(124)			$(266)	$(95)			$(457)
Series A convertible preferred stock dividends	(4)			(4)	(12)			(12)
Income (loss) from continuing operations attributable to NCR Voyix	(128)			(270)	(107)			(469)
Income (loss) from discontinued operations, net of tax	—			137	(1)			352
Net income (loss) attributable to NCR Voyix common stockholders	$(128)			$(133)	$(108)			$(117)
Income (loss) per share attributable to common stockholders:
Basic earnings (loss) per share:
Continuing operations	$(0.91)			$(1.92)	$(0.76)			$(3.34)
Discontinued operations	—			0.98	(0.01)			2.51
Net income attributable to common shareholders	$(0.91)			$(0.94)	$(0.77)			$(0.83)
Diluted earnings (loss) per share:
Continuing operations	$(0.91)			$(1.92)	$(0.76)			$(3.34)
Discontinued operations	—			0.98	(0.01)			2.51
Diluted earnings per share attributable to common shareholders	$(0.91)			$(0.94)	$(0.77)			$(0.83)
There is no impact to the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023, other than the impact to Net income (loss) as presented above. There is no impact to the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 other than the impact to Retained earnings as a result of the changes in Net income (loss) as presented above.

There is no net impact of the adjustments described above to the Condensed Consolidated Statements of Cash Flows to “Net cash provided by operating activities” for the nine months ended September 30, 2023, as the impact to Net income (loss) is offset by the changes to operating assets and liabilities, net of effects of business acquired noted above.

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

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three and nine months ended September 30, 2024 to the results for the three and nine months ended September 30, 2023.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at September 30, 2024.

OVERVIEW

BUSINESS OVERVIEW

NCR Voyix Corporation (“Voyix”, “NCR”, the “Company”, “we” or “us”), which, prior to its name change effective October 13, 2023 was known as NCR Corporation, was originally incorporated in 1884 and is a global provider of digital commerce solutions for retail stores and restaurants. Headquartered in Atlanta, Georgia, we are a software and services-led enterprise technology provider of run-the-store capabilities for retail and restaurants serving businesses of all sizes. Our software platform, which runs in the cloud and includes microservices and APIs that integrate with our customers’ systems, and our As-a-Service solutions enables an end-to-end technology-based operations solution for our customers. Our offerings include software and services offerings for retailers and restaurants, as well as payments acceptance solutions, multi-vendor connected device services, self-checkout (“SCO”) kiosks and related technologies, point of sale (“POS”) terminals and other self-service technologies. Our solutions are designed to enable restaurants and retailers to seamlessly transact and engage with their customers and end users. Prior to the Digital Banking Sale, described below, on September 30, 2024, our offerings included digital solutions for financial institutions.

Sale of Digital Banking Business

On August 6, 2024, the Company entered into a definitive purchase agreement with an affiliate of The Veritas Capital Fund VIII, L.P. (the “Buyer”) pursuant to which the Buyer agreed to purchase the Company’s Digital Banking segment businesses (the “Digital Banking Sale”). On September 30, 2024, the Company completed the Digital Banking Sale. The purchase price for the transaction was $2.45 billion in cash, subject to a post-closing adjustment, as well as contingent consideration of up to an additional $100 million in cash upon the achievement of a specified return on the Buyer’s invested capital at the time of any future sale. The accounting requirements for reporting the sale of Digital Banking as a discontinued operation were met when the definitive agreement was signed. Accordingly, the financial results for Digital Banking for the three and nine months ended September 30, 2024 and 2023 are presented as net income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. Refer to Note 2, “Discontinued Operations” for additional information.

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

As a result of the Hardware Business Transition, the Company expects to record commission revenue from point-of-sale and self-checkout hardware sales as an agent for Ennoconn on a net basis, excluding the costs paid to Ennoconn. While the Company and Ennoconn are targeting January 1, 2025 to implement the new hardware model, this date is dependent upon the migration of aspects of our hardware business to Ennoconn that are not yet complete.

Completion of NCR Atleos Spin-Off Transaction

On October 16, 2023, the Company completed the spin-off (“Spin-Off”) of its ATM-focused businesses, including the self-service banking, payments & network and telecommunications and technology businesses, into an independent, publicly traded company, NCR Atleos (“NCR Atleos”), on a tax-free basis. Accordingly, the historical financial results of NCR Atleos are reflected as discontinued operations in the Company’s consolidated financial statements. The 2023 presentation of discontinued operations has been updated to reflect the results of operations for the countries that transferred to NCR Atleos in the first quarter of 2024 and excludes the countries that have not yet transferred to NCR Atleos as of September 30, 2024. The results of operations for the countries that have not yet transferred will be presented as part of discontinued operations as of the date of their separation. As of December 31, 2023, there were seven countries that had not yet transferred to NCR Atleos. During the three months ended March 31, 2024, three of these delayed countries transferred to NCR Atleos, and during the three months ended June 30, 2024, two additional delayed countries transferred to NCR Atleos. Refer to Note 2, “Discontinued Operations”, in the Notes to Consolidated Financial Statements in Item 1 of this Report, for additional information.

Our Segments
Subsequent to the Spin-Off and the Digital Banking Sale, the Company manages and reports the following two segments:

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

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to any of our two individual reportable segments along with certain non-strategic businesses that are considered immaterial operating segment(s) and certain countries which are expected to transfer to NCR Atleos during the remainder of 2024, as well as commercial agreements with NCR Atleos.

SIGNIFICANT THEMES AND EVENTS

The following were significant themes and events for the third quarter of 2024.
•Revenue of $711 million, down 12% compared to the prior year period
◦Recurring revenue, remained flat as compared to the prior year period and comprised 57% of total consolidated revenue
◦Software and services revenue, decreased 4% as compared to the prior year period and comprised 73% of total consolidated revenue
•Adjusted EBITDA of $93 million, down 10% compared to the prior year period

Cyber Ransomware Incident

As previously disclosed, on April 13, 2023 the Company determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, the Company immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. We concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Our investigation also concluded no financial reporting systems were impacted. As of September 30, 2024, the Company has incurred $46 million of expenses related to the cyber ransomware incident and has recovered $21 million under our insurance policies. As of September 30, 2024, we expect to receive an additional $6 million which was recorded as an insurance receivable. We are still pursuing insurance recoveries for the remaining costs. We may incur additional costs relating to this incident in the future, including expenses to respond to this matter, payment of damages or other costs to customers or others. At this time we do not believe additional costs incurred as a result of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident.

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

In the third quarter of 2024, the Company recorded an out-of-period correction to increase other income expense by approximately $8 million, increase other current liabilities by $4 million and increase accumulated other comprehensive (loss) income by $4 million.

The aggregation of the remaining 2024 out-of-period corrections are not expected to be material to the full year results of operations for 2024. The Company evaluated the impact of these adjustments and concluded they were not material to any previously issued interim or annual consolidated financial statements.

ACH Disbursements

In February 2024, the Company identified fraudulent automated clearing house “ACH” disbursements from a Company bank account. The cumulative amount of these disbursements total $34 million, and during the nine months ended September 30, 2024, we recovered $15 million related to this matter. The Company is pursuing insurance recoveries for the remainder; however, there can be no assurance that the Company will be successful in recovering additional amounts of the unauthorized ACH disbursements from the Company’s insurance providers. Although not materially impacting any previously reported periods, the misstatements resulted in the revision of interim periods in 2023.

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

Results from Operations

For the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023

Consolidated Results

The following tables show our results for the three and nine months ended September 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$219	$296	30.8%	36.6%	(26)%
Service revenue	492	513	69.2%	63.4%	(4)%
Total revenue	711	809	100.0%	100.0%	(12)%
Product gross margin	34	43	15.5%	14.5%	(21)%
Service gross margin	132	152	26.8%	29.6%	(13)%
Total gross margin	166	195	23.3%	24.1%	(15)%
Selling, general and administrative expenses	113	142	15.9%	17.6%	(20)%
Research and development expenses	38	29	5.3%	3.6%	31%
Income (loss) from operations	$15	$24	2.1%	3.0%	(38)%

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$684	$875	31.9%	36.7%	(22)%
Service revenue	1,460	1,507	68.1%	63.3%	(3)%
Total revenue	2,144	2,382	100.0%	100.0%	(10)%
Product gross margin	90	104	13.2%	11.9%	(13)%
Service gross margin	340	454	23.3%	30.1%	(25)%
Total gross margin	430	558	20.1%	23.4%	(23)%
Selling, general and administrative expenses	340	427	15.9%	17.9%	(20)%
Research and development expenses	129	98	6.0%	4.1%	32%
Income (loss) from operations	$(39)	$33	(1.8)%	1.4%	(218)%
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

Recurring revenue as a percentage of total revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
	2024	2023	2024	2023	2024 vs 2023
Recurring revenue(1)	$407	$409	57.2%	50.6%	—%
All other products and services	304	400	42.8%	49.4%	(24)%
Total Revenue	$711	$809	100.0%	100.0%	(12)%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Recurring revenue (1)	$1,214	$1,216	56.6%	51.0%	—%
All other products and services	930	1,166	43.4%	49.0%	(20)%
Total Revenue	$2,144	$2,382	100.0%	100.0%	(10)%

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

Revenue by type

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Software and services revenue	$517	$540	72.7%	66.7%	(4)%
Hardware revenue	194	269	27.3%	33.3%	(28)%
Total Revenue	$711	$809	100.0%	100.0%	(12)%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Software and services revenue	$1,534	$1,585	71.5%	66.5%	(3)%
Hardware revenue	610	797	28.5%	33.5%	(23)%
Total Revenue	$2,144	$2,382	100.0%	100.0%	(10)%

Net income (loss) from continuing operations attributable to NCR Voyix and Adjusted EBITDA(2) as a percentage of total revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Net income (loss) from continuing operations attributable to NCR Voyix	$(31)	$(266)	(4.4)%	(32.9)%	(88)%
Adjusted EBITDA	$93	$103	13.1%	12.7%	(10)%

(2) Refer to our definition of Adjusted EBITDA in the section entitled “Non-GAAP Financial Measures and Use of Certain Terms.”

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Net income (loss) from continuing operations attributable to NCR	$(193)	$(457)	(9.0)%	(19.2)%	(58)%
Adjusted EBITDA	$233	$272	10.9%	11.4%	(14)%

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

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Net income (loss) from continuing operations attributable to NCR Voyix (GAAP)	$(31)	$(266)	$(193)	$(457)
Depreciation and amortization (excluding acquisition related amortization of intangibles)	53	49	153	140
Acquisition-related amortization of intangibles	7	11	22	31
Interest expense	40	83	120	257
Interest income	(2)	(5)	(5)	(11)
Acquisition-related costs	—	—	—	1
Income tax expense (benefit)	(1)	187	3	200
Stock-based compensation expense	9	19	32	65
Transformation and restructuring costs(1)	16	1	90	5
Separation costs(2)	1	10	9	18
Loss (gain) on disposal of businesses	—	(3)	(14)	(10)
Foreign currency devaluation(3)	—	—	15	—
Fraudulent ACH disbursements(4)	(2)	5	(4)	10
Loss (gain) on debt extinguishment	(8)	—	(8)	—
Cyber ransomware incident recovery costs(5)	(1)	12	(5)	23
Strategic initiatives(6)	12	—	18	—
Adjusted EBITDA (non-GAAP)	$93	$103	$233	$272
(1) Represents integration, severance, and other exit and disposal costs which are considered non-operational in nature.
(2)Represents costs incurred as a result of the Spin-Off. Professional fees to effect the spin-off of NCR Atleos including separation management, organizational design, and legal fees have been classified within discontinued operations during the three and nine months ended September 30, 2023.
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

(6)Represents professional fees related to strategic initiatives which are considered non-operational in nature.

Revenue

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$219	$296	30.8%	36.6%	(26)%
Service revenue	492	513	69.2%	63.4%	(4)%
Total revenue	$711	$809	100.0%	100.0%	(12)%

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Product revenue	$684	$875	31.9%	36.7%	(22)%
Service revenue	1,460	1,507	68.1%	63.3%	(3)%
Total revenue	$2,144	$2,382	100.0%	100.0%	(10)%

Product revenue includes our hardware and software license revenue streams. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue as well as professional services revenue.

For the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023

Total revenue decreased 12% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Product revenue for the three months ended September 30, 2024 decreased 26% compared to the three months ended September 30, 2023 due to a decline in SCO and POS hardware revenues, as well as a decrease in software license revenues for one-time revenue recognized in 2023. Service revenue for the three months ended September 30, 2024 decreased 4% compared to the three months ended September 30, 2023 due to a decrease in payment processing services revenue due to the divestiture at the end of 2023 as well as one-time installation services in 2023.

Total revenue decreased 10% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Product revenue for the nine months ended September 30, 2024 decreased 22% compared to the nine months ended September 30, 2023 due to a decline in SCO and POS hardware revenues, as well as a decrease in software license revenue for one-time revenue recognized in 2023. Service revenue for the nine months ended September 30, 2024 decreased 3% compared to the nine months ended September 30, 2023 due to a decrease in payment processing services revenue due to the divestiture at the end of 2023 as well as one-time installation services in 2023.

Gross Margin

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Product gross margin	$34	$43	15.5%	14.5%	(21)%
Service gross margin	132	152	26.8%	29.6%	(13)%
Total gross margin	$166	$195	23.3%	24.1%	(15)%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Gross margin as a percentage of revenue in the three months ended September 30, 2024 was 23.3% compared to 24.1% in the three months ended September 30, 2023 due to a decline in gross margin related to payments processing services from the divestiture at the end of 2023. Additionally, gross margin for the three months ended September 30, 2024 included $1 million of strategic initiative costs, $2 million of stock-based compensation expense and $3 million of amortization of acquisition-related intangible assets. Gross margin for the three months ended September 30, 2023 included $2 million of stock-based compensation expense, $11 million of amortization of acquisition-related intangible assets and $3 million of cyber ransomware incident recovery costs.

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Product gross margin	$90	$104	13.2%	11.9%	(13)%
Service gross margin	340	454	23.3%	30.1%	(25)%
Total gross margin	$430	$558	20.1%	23.4%	(23)%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Gross margin as a percentage of revenue in the nine months ended September 30, 2024 was 20.1% compared to 23.4% in the nine months ended September 30, 2023 related to a decline in gross margin related to payments processing services due to the divestiture at the end of 2023 as well as due to the one-time revenue recognized in 2023. Additionally, gross margin for the nine months ended September 30, 2024 included $31 million of transformation and restructuring costs, $1 million of strategic initiative costs, $8 million of stock-based compensation expense, $10 million of amortization of acquisition-related intangible assets, offset by $5 million of net recoveries related to the cyber ransomware incident. Gross margin for the nine months ended September 30, 2023 included $6 million of stock-based compensation expense, $29 million of amortization of acquisition-related intangible assets and $8 million of cyber ransomware incident recovery costs.

Selling, General and Administrative Expenses

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Selling, general and administrative expenses	$113	$142	15.9%	17.6%	(20)%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Selling, general, and administrative expenses were $113 million in the three months ended September 30, 2024, compared to $142 million in the three months ended September 30, 2023. As a percentage of revenue, selling, general and administrative expenses were 15.9% in the three months ended September 30, 2024 compared to 17.6% in the same period of 2023. In the three months ended September 30, 2024, selling, general and administrative expenses included $7 million of transformation and restructuring costs, $11 million of strategic initiative costs, $5 million of stock-based compensation expense, $4 million of amortization of acquisition-related intangible assets, and $3 million of separation-related costs, offset by $2 million in net recoveries related to the ACH fraud disbursements matter and $2 million of net recoveries related to the cyber ransomware incident. In the three months ended September 30, 2023, selling, general and administrative expenses included $1 million of transformation and restructuring costs, $5 million of fraudulent ACH disbursement costs, $16 million of stock-based compensation expense, $10 million of separation-related costs and $9 million of cyber ransomware incident recovery costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 2023 to 2024 due to cost mitigation actions implemented in the three months ended September 30, 2024.

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 vs 2023
Selling, general and administrative expenses	$340	$427	15.9%	17.9%	(20)%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Selling, general, and administrative expenses were $340 million compared to $427 million in the nine months ended September 30, 2024 and 2023, respectively. As a percentage of revenue, selling, general and administrative expenses were 15.9% and 17.9% in the nine months ended September 30, 2024 and 2023, respectively. In the nine months ended September 30, 2024, selling, general and administrative expenses included $34 million of transformation and restructuring costs, $17 million of strategic initiative costs, $16 million of stock-based compensation expense, $12 million of amortization of acquisition-related intangible assets and $7 million of separation-related costs, offset by $4 million in net recoveries related to the ACH fraud disbursements matter and $1 million of net recoveries related to the cyber ransomware incident. In the nine months ended

September 30, 2023, selling, general and administrative expenses included $11 million of transformation and restructuring costs, $10 million of fraudulent ACH disbursement costs, $54 million of stock-based compensation expense, $2 million of amortization of acquisition-related intangible assets, $1 million of acquisition-related costs, $18 million of separation-related costs and $15 million of cyber ransomware incident recovery costs. Excluding these items, selling, general and administrative expenses decreased as a percentage of revenue from 2023 to 2024 due to cost mitigation actions implemented in the nine months ended September 30, 2024.

Research and Development Expenses

	Three months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Research and development expenses	$38	$29	5.3%	3.6%	31%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Research and development expenses were $38 million in the three months ended September 30, 2024, compared to $29 million in the three months ended September 30, 2023. As a percentage of revenue, research and development costs were 5.3% and 3.6% in the three months ended September 30, 2024 and 2023, respectively. In the three months ended September 30, 2024, research and development costs included $4 million of transformation and restructuring costs and $2 million of stock-based compensation expense. In the three months ended September 30, 2023, research and development expenses included $1 million of stock-based compensation expense. Excluding these items, research and development expenses increased as a percentage of revenue from 2023 to 2024 as the Company continues investing in research and development activities.

	Nine months ended September 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Research and development expenses	$129	$98	6.0%	4.1%	32%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Research and development expenses were $129 million compared to $98 million in the nine months ended September 30, 2024 and 2023, respectively. As a percentage of revenue, these costs were 6.0% and 4.1% in the nine months ended September 30, 2024 and 2023, respectively. In the nine months ended September 30, 2024, research and development expenses included $8 million of transformation and restructuring costs, $8 million of stock-based compensation expense and $3 million of separation-related costs. In the nine months ended September 30, 2023, research and development expenses included $5 million of stock-based compensation expense. After considering these items, research and development expenses increased as a percentage of revenue from 2023 to 2024 as the Company continues investing in research and development activities.

Gain (Loss) on Debt Extinguishment

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Gain (loss) on extinguishment of debt	$8	$—	$8	$—

The gain on extinguishment of debt of $8 million for the three and nine months ended September 30, 2024 is related to the redemption discount on the 5.250% and the 5.125% Senior Unsecured Notes of $18 million, offset by the write-off of the related deferred financing fees of $10 million. Refer to Note 5, “Debt Obligations” of the Notes to Condensed Consolidated Financial Statements, for additional information.

Interest Expense

	Three months ended September 30		Increase (Decrease)
In millions	2024	2023	2024 v 2023
Interest expense	$40	$83	(52)%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Interest expense was $40 million compared to $83 million for the three months ended September 30, 2024 and 2023, respectively. Interest expense is primarily related to our senior unsecured notes and borrowings under the Senior Secured Credit Facility. The decrease in interest expense was due to the decrease in total debt outstanding.

	Nine months ended September 30		Increase (Decrease)
In millions	2024	2023	2024 v 2023
Interest expense	$120	$257	(53)%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Interest expense was $120 million compared to $257 million for the nine months ended September 30, 2024 and 2023, respectively. Interest expense is primarily related to our senior unsecured notes and borrowings under the Senior Secured Credit Facility. The decrease in interest expense was due to the decrease in total debt outstanding.

Other Income (Expense), net

Other income (expense), net was expense of $15 million and $20 million for the three months ended September 30, 2024 and 2023, respectively, and expense of $40 million and $33 million for the nine months ended September 30, 2024 and 2023, respectively, with the components reflected in the following table:

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Interest income	$2	$5	$5	$11
Foreign currency fluctuations and foreign exchange contracts	(4)	(14)	(26)	(23)
Bank-related fees	(9)	(6)	(23)	(19)
Employee benefit plans	(1)	(1)	(3)	(3)
Other, net	(3)	(4)	7	1
Other income (expense), net	$(15)	$(20)	$(40)	$(33)

Foreign currency fluctuations and foreign exchange contracts within Other income (expense), net, includes a net loss of $15 million due to the impact of changes in the Lebanese pound and the Egyptian pound during the nine months ended September 30, 2024. As of March 31, 2024, the operations of Lebanon and Egypt have transferred to NCR Atleos; however, we retained certain assets and liabilities under the separation and disclosure agreement which were impacted by the changes in foreign currency fluctuations. The impact of the out-of-period correction of $8 million in expense is included in foreign currency fluctuations and foreign exchange contracts for the three months ended September 30, 2024, with $2 million of expense for the nine months ended September 30, 2024.

Income Taxes

	Three months ended September 30		Nine months ended September 30
In millions	2024	2023	2024	2023
Income tax expense (benefit)	$(1)	$187	$3	$200

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items. Income tax benefit from continuing operations was $1 million for the three months ended September 30, 2024 compared to income tax expense of $187 million for the three months ended September 30, 2023. The change in tax expense was primarily due to $195 million discrete tax expenses related to the internal restructuring transactions in connection with the Spin-Off for the three months ended September 30, 2023.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Income tax expense was $3 million for the nine months ended September 30, 2024 compared to income tax expense of $200 million for the nine months ended September 30, 2023. The change in tax expense was primarily due to $195 million discrete tax expenses related to the internal restructuring transactions in connection with the Spin-Off for the nine months ended September 30, 2023.

The Company is subject to numerous federal, state and foreign tax audits. While we believe that appropriate reserves exist for issues that might arise from these audits, should these audits be settled, the resulting tax effect could impact the tax provision and cash flows in 2024 or future periods.

Income (Loss) from Discontinued Operations

The Company recognized income from discontinued operations, net of tax, of $1,162 million for the nine months ended September 30, 2024, of which $1,181 million related to income from discontinued operations, net of tax, for the Digital Banking Sale and expense from discontinued operations, net of tax, of $19 million related to the Company’s environmental remediation matters.

The Company recognized income from discontinued operations, net of tax, of $1,113 million for the three months ended September 30, 2024, of which $1,132 million related to income from discontinued operations, net of tax, for the Digital Banking Sale and expense from discontinued operations, net of tax, of $19 million related to the Company’s environmental remediation matters.

The Company recognized income from discontinued operations, net of tax, of $353 million for the nine months ended September 30, 2023, of which $100 million related to income from discontinued operations, net of tax, for the Digital Banking Sale, $254 million related to income from discontinued operations, net of tax, for NCR Atleos and $1 million of expense from discontinued operations, net of tax, related to the Company’s environmental remediation matters.

The Company recognized income from discontinued operations, net of tax, of $138 million for the three months ended September 30, 2023, of which $32 million related to income from discontinued operations, net of tax, for the Digital Banking Sale and $68 million related to income from discontinued operations, net of tax, for NCR Atleos.

Refer to Note 2, “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements, for additional information.

Revenue and Adjusted EBITDA by Segment

The Company manages and reports its businesses in the following two segments: Retail and Restaurants (formerly reported as Hospitality). Segments are measured for profitability by the Company’s chief operating decision maker based on revenue and segment Adjusted EBITDA. Refer to the section above entitled “Non-GAAP Financial Measures and Use of Certain Terms” for our definition of Adjusted EBITDA and the reconciliation of net income (loss) from continuing operations attributable to NCR Voyix (GAAP) to Adjusted EBITDA (non-GAAP).

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to any of our two individual reportable segments along with certain non-strategic businesses that are considered immaterial operating segment(s), certain countries which are expected to transfer to NCR Atleos during the remainder of 2024, and commercial agreements with NCR Atleos.

The following tables show our segment revenue and Adjusted EBITDA for the three and nine months ended September 30, the relative percentage that those amounts represent to segment revenue, and the change in those amounts year-over-year.

	Three months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Revenue
Retail	$487	$552	68.5%	68.2%	(12)%
Restaurants	211	229	29.7%	28.3%	(8)%
Total segment revenue	$698	$781	98.2%	96.5%	(11)%
Other	13	28	1.8%	3.5%	(54)%
Total revenue	$711	$809	100.0%	100.0%	(12)%

Adjusted EBITDA by Segment
Retail	$108	$123	22.2%	22.3%	(12)%
Restaurants	66	52	31.3%	22.7%	27%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.

	Nine months ended September 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2024	2023	2024	2023	2024 v 2023
Revenue
Retail	$1,495	$1,633	69.7%	68.6%	(8)%
Restaurants	614	663	28.6%	27.8%	(7)%
Total segment revenue	$2,109	$2,296	98.3%	96.4%	(8)%
Other	35	86	1.7%	3.6%	(59)%
Total revenue	$2,144	$2,382	100.0%	100.0%	(10)%

Adjusted EBITDA by Segment
Retail	$281	$321	18.8%	19.7%	(12)%
Restaurants	183	147	29.8%	22.2%	24%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.

Segment Revenue

For the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023

Retail revenue decreased 12% and 8% for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. For the three and nine months ended September 30, 2024, the decrease in revenue is due to a decrease in hardware revenue, as well as a decrease in one-time software and services revenue, primarily transaction services revenue, as compared to the prior year period.

Restaurants revenue decreased 8% and 7% for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. For the three and nine months ended September 30, 2024, the decrease in revenue is due to a decrease in hardware revenue. For the nine months ended September 30, 2024, this decrease was offset by an increase in software-related revenue, primarily payment processing services revenues.

Segment Adjusted EBITDA

For the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023

Retail Adjusted EBITDA decreased 12% for both of the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. The decrease in Adjusted EBITDA for both periods is due to one-time software and services revenue recognized in the prior year.

Restaurants Adjusted EBITDA increased 27% and 24% for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. This increase is due to favorable software and services revenue mix, along with cost mitigation actions around cost of goods and service delivery costs taken during the year.

Financial Condition, Liquidity, and Capital Resources

Our primary liquidity needs in the ordinary course of business are to fund: (i) normal operating expenses; (ii) interest and principal requirements of our outstanding indebtedness; (iii) capital expenditures and operating lease payments; (iv) remediation payments related to environmental matters; (v) expected pension and postemployment plan contributions; and (vi) payments related to transformation and restructuring initiatives. We believe these needs will be satisfied in both the short and long term based on our current cash position, cash flows generated by our operations, and existing financing arrangements.

As of September 30, 2024, our cash and cash equivalents totaled $795 million and our total debt was $1.1 billion. Our borrowing capacity under our senior secured credit facilities was $478 million as of September 30, 2024. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to business and other risk factors, including as detailed in our filings with the SEC. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

The following table summarizes our cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30
In millions	2024	2023
Net cash provided by (used in) operating activities	$38	$727
Net cash provided by (used in) investing activities	2,017	(305)
Net cash provided by (used in) financing activities	(1,496)	1,879

The following table summarizes information related to cash flows from discontinued operations related to the Digital Banking Sale and the Spin-Off of NCR Atleos:

In millions	Nine months ended September 30
	2024	2023
Net cash provided by (used in) operating activities	$(299)	$611
Net cash provided by (used in) investing activities	(57)	(165)
Net cash provided by (used in) financing activities	—	—

Net cash provided by or used in operating activities of discontinued operations related to environmental obligations was cash used in operating activities of $4 million and cash used in operating activities $1 million for the nine months ended September 30, 2024 and 2023, respectively.

Operating Activities Cash provided by operating activities was $38 million in the nine months ended September 30, 2024 compared to cash provided by operating activities of $727 million in the nine months ended September 30, 2023. The decrease in cash provided by operating activities was driven by discontinued operations, movement in the net working capital accounts and employee related payments in 2024.

Capital Expenditures and Other Investing Activities Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $178 million and $306 million in capital expenditures during the nine months ended September 30, 2024 and 2023, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business. During the nine months ended September 30, 2024, the Company disposed of certain corporate-owned life insurance policies and received proceeds of $30 million. Additionally, the Company paid $300 million to terminate its trade receivables facility and reacquire all of the outstanding trade receivables that had previously been sold by it during the nine months ended September 30, 2024. Refer to Note 6, “Trade Receivables Facility” of the Notes to Condensed Consolidated Financial Statements, for additional information.

Financing Activities Financing activities mainly relate to borrowings and repayments under our senior secured credit facilities as well as our unsecured senior notes. Financing activities also included dividends paid on the Series A preferred stock, proceeds from employee stock plans as well as tax withholding payments on behalf of employees for stock based awards that vested.

Adjusted free cash flow NCR Voyix management uses a non-GAAP measure called “adjusted free cash flow-unrestricted” to assess the financial performance of the Company. We define adjusted free cash flow as net cash provided by (used in) operating activities less capital expenditures for property, plant and equipment, less additions to capitalized software, plus/minus collections of previously sold trade receivables purchased from third parties, restricted cash settlement activity, NCR Atleos settlement activity, cash activity related to environmental discontinued operations plus acquisition-related items, and plus pension contributions and settlements. NCR Atleos settlement activity relates to changes in amounts owed to and amounts due from NCR Atleos for activity related to items governed by the separation and distribution agreement. Activity from the commercial and transition services agreements are not included in this adjustment.

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

The table below reconciles net cash provided by operating activities to NCR Voyix’s non-GAAP measure of adjusted free cash flow-unrestricted for the nine months ended September 30, 2024:

In millions	Nine months ended September 30, 2024(1)
Net cash provided by (used in) operating activities (GAAP)	$38
Expenditures for property, plant and equipment	(23)
Additions to capitalized software	(155)
Restricted cash settlement activity	5
NCR Atleos settlement activity	(6)
Pension contributions	7
Collections on purchased trade receivables	7
Cash activity related to environmental discontinued operations	4
Adjusted free cash flow-unrestricted (non-GAAP)	$(123)

(1)Adjusted free cash flow-unrestricted for the nine months ended September 30, 2023 is not meaningful for comparison purposes given the presentation of cash flows due to the Spin-Off of NCR Atleos.

Long Term Borrowings The senior secured credit facilities include a term loan facility in an initial aggregate principal amount of $200 million, of which the Company repaid in full as of September 30, 2024. Additionally, the senior secured credit facilities include a five-year revolving credit facility with an aggregate principal amount of $500 million, of which zero was outstanding as of September 30, 2024. The revolving credit facility also contains a sub-facility to be used for letters of credit, and as of September 30, 2024, there were $22 million letters of credit outstanding.

As of September 30, 2024, we had outstanding $403 million in aggregate principal balance of 5.125% senior unsecured notes due in 2029, $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028 and $52 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

Refer to Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements, for additional information regarding debt transactions.

Employee Benefit Plans In 2024, we expect to make contributions of $13 million to our international pension plans and $50 million to our postemployment plan. For additional information, refer to Note 9, “Employee Benefit Plans”, of the Notes to Condensed Consolidated Financial Statements.

Series A Convertible Preferred Stock As of September 30, 2024, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the nine months ended September 30, 2024 and 2023, the Company paid cash dividends of $12 million.

Prior to the close of business on October 17, 2023, the Series A Convertible Preferred Stock was convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As a result of the Spin-Off, the conversion rate of the Series A Convertible Preferred Stock was adjusted pursuant to its terms to 57.5601 shares of common stock per share of Series A Convertible Preferred Stock. As of September 30, 2024, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 15.9 million shares, which would represent approximately 10% of our outstanding common stock as of September 30, 2024, including the preferred shares on an as-converted basis.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at September 30, 2024 and December 31, 2023 were $137 million and $190 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of September 30, 2024, our cash and cash equivalents totaled $795 million and our total debt was $1.1 billion, excluding deferred fees. As of September 30, 2024, our borrowing capacity under the revolving credit facility was approximately $478 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Company’s 2023 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to the Company’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Quarterly Report include, without limitation, statements regarding: the Company’s plans, strategies or objectives for future operations; expectations regarding the Hardware Business Transition on a timely basis or at all and additional cost alignment initiatives; the estimated or anticipated future results and benefits of the Company’s plans and operations; the Company’s expectations of demand for its solutions and the impact thereof on the Company's financial results in 2024; the Company’s ability to deliver increased value to customers and stockholders; statements regarding the spin-off of NCR Atleos; and the Company’s ability to offset losses incurred from fraudulent ACH disbursements from a Company bank account identified in February 2024 through insurance proceeds. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of the Company’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: challenges with transforming and growing our business; our ability to achieve the expected benefits of the Digital Banking Sale; the impact of the Digital Banking Sale, including disruption to the Company's business in connection with the provision of transition services following the sale; our ability to realize the anticipated cost savings and other benefits related to the Hardware Business Transition and other challenges associated with the Hardware Business Transition; our ability to attract new customers, increase use of our platform by existing customers and cross-sell additional products and solutions; development and introduction of new, competitive solutions on a timely, cost-effective basis; our ability to compete effectively against new and existing competitors; our ability to maintain a consistently high level of customer service; our ability to successfully manage our profitability and cost reduction initiatives; integration of acquisitions and management of other strategic transactions; the potential strategic benefits, synergies or opportunities expected from the Spin-Off may not be realized or may take longer to realize than expected; any unforeseen tax liabilities or impacts resulting from the Spin-Off, requests, requirements or penalties imposed by any governmental authorities related to certain existing liabilities; domestic and global economic and credit conditions; downturn or consolidation in the financial services industry; difficulties and risks associated with developing and selling complex new solutions and enhancements, including those using artificial intelligence; risks and uncertainties associated with our payments-related business; disruptions in our data center hosting and public cloud facilities; any failures or delays in our efforts to modernize our information technology infrastructure; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; a major natural disaster or catastrophic event; geopolitical and macroeconomic challenges or events or acts of terrorism; environmental exposures from historical manufacturing activities; the impact of cybersecurity incidents on our business, including the April 2023 ransomware incident, and efforts to prevent or mitigate such incidents and any related impacts on our operations; efforts to comply with applicable data protection and data privacy laws; our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or other liabilities or obligations; access to the capital markets and other sources of financing; our cash flow sufficiency to service our indebtedness; interest rate risks and increased costs of borrowings; the impact of certain changes in control relating to acceleration of our indebtedness; our obligations under other financing arrangements, or required repurchase of our senior unsecured notes; any lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; unforeseen tax liabilities or changes in tax law; our failure to maintain effective internal control over financial reporting and disclosure controls and procedures and our ability to remediate material weaknesses in our internal control over financial reporting; the write down of the value of certain significant assets; allegations or claims by third parties that our products or services infringe on intellectual property rights of others, including claims against our customers and claims by our customers to defend and indemnify them with respect to such claims; protection of our intellectual property; changes to our tax rates and additional income tax liabilities; and uncertainties regarding regulations, lawsuits and other related matters; rights preferences and privileges of holders of our Series A Convertible Stock compared to the rights of our common stockholders; impact of the terms of our Series A Convertible Preferred Stock relating to voting power, share dilution and market price of our common stock; actions or proposals from stockholders that do not align with our business strategies or the interest of our stockholders; and other factors presented in “Item 1A-Risk Factors” of our most recent Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent filings we make with the U.S. Securities and Exchange Commission (“SEC”), which we advise you to review.

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

Foreign Exchange Risk

Since a portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. We have exposure to approximately 30 functional currencies and are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. Dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures through the use of foreign exchange forward and option contracts. If these contracts are designated as highly effective cash flow hedges, the gains or losses are deferred into accumulated other comprehensive income (“AOCI”). We use derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. For these derivatives we recognize gains and losses in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

We utilize non-exchange traded financial instruments, such as foreign exchange forward and option contracts, that we purchase exclusively from highly rated financial institutions. We record these contracts on our balance sheet at fair market value based upon market price quotations from the financial institutions.

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $4 million as of September 30, 2024. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $3 million as of September 30, 2024. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was stronger in the third quarter of 2024 compared to the third quarter of 2023 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

Approximately 100% of our borrowings were on a fixed rate basis as of September 30, 2024. We are subject to interest rate risk principally in relation to variable-rate debt when we borrow from our Revolving Credit Facility. As of September 30, 2024, we had no borrowings under this facility.

Historically, we were are subject to interest rate risk principally in relation to variable-rate debt and utilized interest rate swap contracts and interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements. Payments and receipts related to interest rate cap agreements and interest rate swap contracts are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows. Refer to Note 13, “Derivatives and Hedging Instruments”, for further information on our interest rate derivative contracts.

The increase in pre-tax interest expense for the nine months ended September 30, 2024 from a hypothetical 100 basis point increase in variable interest rates would be approximately $3 million.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of September 30, 2024, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024. Based on this evaluation, the Company’s Chief Executive and Chief Financial Officers have concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Newly Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the third quarter of 2024, management concluded the Company did not maintain effective controls over the review of manual journal entries related to foreign currency transactions. This material weakness resulted in immaterial errors impacting foreign currency exchange gains and losses in the second quarter of 2024 which were corrected in the third quarter of 2024 with no impact to the year-to-date results of operations. Additionally, this material weakness could result in material misstatements to the Company’s consolidated financial statements that would not be prevented or detected on a timely basis.

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

Although not materially impacting any previously reported periods, these material weaknesses resulted in errors in the Company’s historical 2022 and 2021 financial statements and the revision of interim periods in 2023. Additionally, these material weaknesses could result in material misstatements to the Company’s consolidated financial statements that would not be prevented or detected on a timely basis.

Status of Remediation Plans and Actions

The Company has implemented measures designed to ensure that the control deficiencies contributing to the previously reported material weaknesses described above are remediated. The design of these measures implemented has been determined to be effective. While we have implemented the remedial measures described below, we are still in the process of testing the applicable remediated controls. Accordingly, the material weaknesses have not yet been fully remediated as of September 30, 2024. The remediation actions implemented to date are as follows:
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

As the Company continues to evaluate and work to improve its internal control over financial reporting, the Company may decide to take additional measures or modify the remediation plans described above. The Company believes that these actions taken will remediate the previously reported material weaknesses described above in the fourth quarter of 2024; however, the material weaknesses are not considered remediated until those controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.

As it relates to the newly reported material weakness, the Company has developed a remediation plan, and has begun testing the effectiveness of the controls over the review of manual journal entries. The Company believes that this will remediate the newly reported material weakness.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The sale of our Digital Banking business may not achieve some or all of the expected benefits and may adversely affect our business.

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

The Company may be held liable to the Buyer of its Digital Banking Business if it fails to perform under its agreements with the Buyer, and the performance of such services may negatively affect the Company’s business and operations.

In connection with the Digital Banking Sale, the Company and the Buyer entered into certain agreements, including a transition services agreement, providing for the performance of certain services by the Company for the benefit of the Buyer for a period of time after the Digital Banking Sale. If the Company does not satisfactorily perform its obligations under these agreements, it may be held liable for certain losses incurred by the Buyer. In addition, during the transition services period, the Company’s management and employees may be required to divert their attention away from its business in order to provide services to the Buyer, which could adversely impact the Company’s business.

Further, as a result of these transition services, our counterparty will have access to certain of the Company’s information technology systems during the transition services period, as well as shared information technology infrastructure. Any disruption, degradation, destruction or manipulation of the Company’s information technology systems as a result of such access, whether accidental or intentional, may cause cybersecurity, data protection or privacy incidents or failures, which could in turn interrupt or adversely impact our operations.

We may not realize the anticipated cost savings or other benefits related to the transition of our Hardware Business to an outsourced design and manufacturing (ODM) model on a timely basis or at all.

On August 6, 2024, we announced our entry into a commercial agreement with Ennoconn Corp. (“Ennoconn”) to transition our point-of-sale and self-checkout hardware businesses to an outsourced design and manufacturing model (the “Hardware Business Transition”). While the Company and its counterparty are targeting January 1, 2025 to implement the Hardware Business Transition and the new hardware revenue model, this date is dependent upon various factors, including the migration of aspects of our international hardware business to Ennoconn that are not yet complete. As a result, there can be no guaranty that the Hardware Business Transition will be implemented successfully or within the anticipated timeline. The Company anticipates that, once the Hardware Business Transition is implemented, it will record revenue from point-of-sale and self-checkout hardware sales on a net basis, excluding the costs paid to Ennoconn. Prior to the implementation of the Hardware Business Transition, the substantial majority of the revenues from our hardware business are attributable to point-of-sale and self-checkout hardware. Under our new business model following the Hardware Business Transition, a substantial majority of the revenue related to the sale of hardware will no longer be recognized by the Company, and will instead be recognized by the hardware provider. This will result in a substantial decrease to our hardware-related revenues and could have an adverse impact on our business and results of operations.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2017, the Board approved a share repurchase program, with no expiration from the date of authorization, that provided for the repurchase of up to $300 million of the Company’s common stock (the “Repurchase Program”). In July 2018, the Board authorized an incremental $200 million of share repurchases under the Repurchase Program. As of September 30, 2024, the Repurchase Program had an existing aggregate remaining repurchase authority of $153 million.

The timing and amount of repurchases under the Repurchase Program will depend upon market conditions, and may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

In October 2016, the Board approved a share repurchase program, with no expiration from the date of authorization, for the repurchase of the Company’s common stock to offset the dilutive effects of the Company’s employee stock purchase plan, equity awards and in-kind dividends on the Company’s Series A Convertible Preferred Stock (the “Dilution Offset Program”). In November 2024, the Board terminated the Dilution Offset Program.

The Company’s 2017 Stock Incentive Plan allows shares to be surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted stock units. The following table sets forth information with respect to our repurchases of shares of common stock (including shares surrendered to satisfy tax withholding) during the three months ended September 30, 2024.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(2)
7/1/2024 - 7/31/2024	3,678	$13.50	—	$153
8/1/2024 - 8/31/2024	45,271	$13.00	—	$153
9/1/2024 - 9/30/2024	147,149	$13.56	—	$153

(1) For the three months ended September 30, 2024, approximately 196,098 shares were surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted stock units issued to employees under the 2017 Stock Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
(2) Represents amounts available for repurchases under the Repurchase Program. The Company’s Dilution Offset Program was terminated in November 2024. Accordingly, historic accrued availability under the Dilution Offset Program of approximately $959 million prior to the program’s termination has been omitted from the table.

The Company’s ability to repurchase its common stock is subject to (i) certain restrictions under the terms of the Company’s senior secured credit facilities and the indentures governing its senior unsecured notes and (ii) the discretion of the Company’s Board of Directors.

Item 5.    OTHER INFORMATION

During the fiscal quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.     EXHIBITS

10.1	Purchase Agreement, dated August 5, 2024, by and between NCR Voyix Corporation, Digital First Holdings II LLC and Dragon Buyer, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Voyix Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023; (ii) our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023; (iii) our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023; (iv) our condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023; (v) our condensed consolidated statements of changes in stockholder's equity for the three and nine months ended September 30, 2024 and 2023; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR VOYIX CORPORATION

Date:	November 7, 2024	By:	/s/ Anthony Radesca
Anthony Radesca Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)