Form 10-Q
period 2025-06-30
NCR Voyix Corp
filed 2025-08-07
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of August 1, 2025, there were approximately 138,234,335 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Voyix Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Product revenue	$185	$244	$338	$465
Service revenue	481	478	945	967
Total revenue	666	722	1,283	1,432
Cost of products	170	222	316	409
Cost of services	343	374	679	759
Selling, general and administrative expenses	107	116	222	226
Research and development expenses	32	44	72	91
Total operating expenses	652	756	1,289	1,485
Income (loss) from operations	14	(34)	(6)	(53)
Interest expense	(14)	(41)	(29)	(80)
Other income (expense), net	(3)	(5)	5	(23)
Income (loss) from continuing operations before income taxes	(3)	(80)	(30)	(156)
Income tax expense (benefit)	(4)	10	(11)	5
Income (loss) from continuing operations	1	(90)	(19)	(161)
Income (loss) from discontinued operations, net of tax	(1)	17	2	47
Net income (loss)	—	(73)	(17)	(114)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to noncontrolling interests of discontinued operations	—	—	—	(1)
Net income (loss) attributable to NCR Voyix	$—	$(73)	$(17)	$(113)
Amounts attributable to NCR Voyix common stockholders:
Income (loss) from continuing operations	$1	$(90)	$(19)	$(161)
Series A convertible preferred stock dividends	(4)	(4)	(8)	(8)
Income (loss) from continuing operations attributable to NCR Voyix common stockholders	(3)	(94)	(27)	(169)
Income (loss) from discontinued operations, net of tax attributable to NCR Voyix common stockholders	(1)	17	2	48
Net income (loss) attributable to NCR Voyix common stockholders	$(4)	$(77)	$(25)	$(121)
Income (loss) per share attributable to NCR Voyix common stockholders:
Income (loss) per common share from continuing operations
Basic	$(0.02)	$(0.65)	$(0.19)	$(1.17)
Diluted	$(0.02)	$(0.65)	$(0.19)	$(1.17)
Net income (loss) per common share
Basic	$(0.03)	$(0.53)	$(0.18)	$(0.84)
Diluted	$(0.03)	$(0.53)	$(0.18)	$(0.84)
Weighted average common shares outstanding
Basic	137.9	145.0	138.9	144.3
Diluted	137.9	145.0	138.9	144.3

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

In millions	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Net income (loss)	$—	$(73)	$(17)	$(114)
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (loss)	10	(17)	14	(40)
Other comprehensive income (loss)	10	(17)	14	(40)
Total comprehensive income (loss)	10	(90)	(3)	(154)
Less comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	—	—	—	(1)
Currency translation gains (losses)	—	—	—	(1)
Amounts attributable to noncontrolling interests	—	—	—	(2)
Comprehensive income (loss) attributable to NCR Voyix common stockholders	$10	$(90)	$(3)	$(152)

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$276	$722
Accounts receivable, net of allowances of $27 and $26 as of June 30, 2025 and December 31, 2024, respectively	507	532
Inventories	212	208
Restricted cash, current	37	31
Prepaid and other current assets	190	166
Current assets of discontinued operations	—	12
Total current assets	1,222	1,671
Property, plant and equipment, net	181	192
Goodwill	1,523	1,516
Intangibles, net	84	94
Operating lease assets	217	229
Prepaid pension cost	51	47
Deferred income taxes	192	189
Other assets	514	514
Total assets	$3,984	$4,452
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$340	$324
Payroll and benefits liabilities	95	104
Contract liabilities	205	209
Settlement liabilities	54	47
Other current liabilities	360	724
Current liabilities of discontinued operations	—	12
Total current liabilities	1,054	1,420
Long-term debt	1,099	1,098
Pension and indemnity plan liabilities	164	144
Postretirement and postemployment benefits liabilities	41	41
Income tax accruals	52	52
Operating lease liabilities	238	248
Other liabilities	193	241
Noncurrent liabilities of discontinued operations	—	1
Total liabilities	2,841	3,245
Commitments and Contingencies (Note 10)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.3 shares issued and outstanding as of June 30, 2025 and December 31, 2024; redemption amount and liquidation preference of $276 as of June 30, 2025 and December 31, 2024	276	276
Stockholders’ equity (deficit)
NCR Voyix stockholders’ equity (deficit)
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 137.9 and 142.1 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Paid-in capital	813	866
Retained earnings (deficit)	492	535
Accumulated other comprehensive income (loss)	(439)	(469)
Total NCR Voyix stockholders’ equity (deficit)	867	933
Noncontrolling interests in subsidiaries	—	(2)
Total stockholders’ equity (deficit)	867	931
Total liabilities and stockholders’ equity (deficit)	$3,984	$4,452
See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Six months ended June 30
	2025	2024
Operating activities
Net income (loss)	$(17)	$(114)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	118	167
Stock-based compensation expense	18	27
Deferred income taxes	—	(8)
Impairment of other assets	—	5
Loss (gain) on divestiture	—	(14)
Changes in assets and liabilities, net of effects of business acquired:
Receivables	17	61
Inventories	(15)	31
Current payables and accrued expenses	(21)	(52)
Contract liabilities	(14)	41
Employee benefit plans	10	(3)
Other assets and liabilities	(380)	(114)
Net cash provided by (used in) operating activities	$(284)	$27
Investing activities
Expenditures for property, plant and equipment	$(15)	$(21)
Additions to capitalized software	(66)	(104)
Proceeds from divestiture, net	—	14
Proceeds from disposition of corporate-owned life insurance policies	—	30
Collections on purchased trade receivables	6	—
Net cash provided by (used in) investing activities	$(75)	$(81)
Financing activities
Payments on term credit facilities	$—	$(8)
Payments on revolving credit facilities	(9)	(374)
Borrowings on revolving credit facilities	9	412
Cash dividend paid for Series A preferred shares dividends	(8)	(8)
Repurchases of common stock	(69)	—
Proceeds from employee stock plans	5	7
Tax withholding payments on behalf of employees	(7)	(9)
Principal payments for finance lease obligations	(7)	(5)
Net cash provided by (used in) financing activities	$(86)	$15
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$5	$(14)
Increase (decrease) in cash, cash equivalents, and restricted cash	(440)	(53)
Cash, cash equivalents and restricted cash at beginning of period	758	285
Cash, cash equivalents and restricted cash at end of period	$318	$232

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	NCR Voyix Stockholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)			Total
December 31, 2024	142	$1	$866	$535	$(469)	$(2)	$931
Comprehensive income:
Net income (loss)	—	—	—	(17)	—	—	(17)
Other comprehensive income (loss)	—	—	—	—	4	—	4
Total comprehensive income (loss)	—	—	—	(17)	4	—	(13)
Employee stock purchase and stock compensation plans	1	—	5	—	—	—	5
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Spin-Off of NCR Atleos	—	—	—	(18)	16	2	—
Repurchase of NCR Voyix common stock	(5)	—	(62)	—	—	—	(62)
March 31, 2025	138	$1	$809	$496	$(449)	$—	$857
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	10	—	10
Total comprehensive income (loss)	—	—	—	—	10	—	10
Employee stock purchase and stock compensation plans	1	—	11	—	—	—	11
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Repurchase of NCR Voyix common stock	(1)	—	(7)	—	—	—	(7)
June 30, 2025	138	$1	$813	$492	$(439)	$—	$867

	NCR Voyix Stockholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)			Total
December 31, 2023	143	$1	$874	$(421)	$(429)	$—	$25
Comprehensive income:
Net income (loss)	—	—	—	(40)	—	(1)	(41)
Other comprehensive income (loss)	—	—	—	—	(22)	(1)	(23)
Total comprehensive income (loss)	—	—	—	(40)	(22)	(2)	(64)
Employee stock purchase and stock compensation plans	2	—	5	—	—	—	5
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Spin-Off of NCR Atleos	—	—	—	2	—	—	2
March 31, 2024	145	$1	$879	$(463)	$(451)	$(2)	$(36)
Comprehensive income:
Net income (loss)	—	—	—	(73)	—	—	(73)
Other comprehensive income (loss)	—	—	—	—	(17)	—	(17)
Total comprehensive income (loss)	—	—	—	(73)	(17)	—	(90)
Employee stock purchase and stock compensation plans	—	—	20	—	—	—	20
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Spin-Off of NCR Atleos	—	—	—	23	—	—	23
June 30, 2024	145	$1	$899	$(517)	$(468)	$(2)	$(87)

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

Sale of Digital Banking On August 6, 2024, the Company entered into a definitive purchase agreement with an affiliate of The Veritas Capital Fund VIII, L.P. (the “Buyer”) pursuant to which the Buyer agreed to purchase the Company’s Digital Banking segment businesses (the “Digital Banking Sale”). On September 30, 2024, the Company completed the Digital Banking Sale pursuant to the purchase agreement. The purchase price for the transaction was $2.45 billion in cash, subject to a post-closing adjustment, as well as contingent consideration of up to an additional $100 million in cash upon the achievement of a specified return on the Buyer’s invested capital at the time of any future sale. The Company records contingent consideration at fair value based on the consideration expected to be transferred, which was estimated to be zero as of June 30, 2025. The accounting requirements for reporting the Digital Banking Sale as a discontinued operation were met when the definitive agreement was signed. Accordingly, the financial results for Digital Banking for the three and six months ended June 30, 2024 are presented as net income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations. Refer to Note 2, “Discontinued Operations” for additional information. In connection with the Digital Banking Sale, the Company and the Buyer entered into certain agreements, including a transition services agreement, providing for the performance of certain services by the Company for the benefit of the Buyer for a period of time after the Digital Banking Sale.

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

Out-of-period adjustments In the second quarter of 2024, the Company recorded an out-of-period correction to decrease revenue by $10 million, decrease accounts receivable by $5 million, and increase contract liabilities by $5 million.

During the second quarter of 2024, the Company recorded corrections related to the Spin-Off. As of December 31, 2023, total assets were understated by approximately $12 million, total liabilities were overstated by approximately $7 million, and total equity was understated by approximately $19 million, which was included in the “Spin-Off of Atleos” line in the Statements of Changes in Stockholders’ equity (Deficit) for the three months ended June 30, 2024.

The Company evaluated the impact of the out-of-period adjustments and concluded they are not material to the consolidated financial statements for any of the periods presented.

Cyber ransomware incident On April 13, 2023, the Company determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, the Company immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. The Company concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Our investigation also concluded no financial reporting systems were impacted. As of June 30, 2025, the Company has incurred a cumulative $47 million of expenses related to the cyber ransomware incident and has recovered $36 million under our insurance policies. We are still pursuing insurance recoveries in connection with this matter. We may incur additional costs relating to this incident in the future, including expenses to respond to this matter, payment of damages or other costs to customers or others. At this time we do not believe additional costs incurred as a result of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident.

ACH Disbursements In February 2024, the Company identified fraudulent automated clearing house (“ACH”) disbursements from a Company bank account. The cumulative amount of these disbursements totaled $34 million. As of June 30, 2025, the Company has recovered approximately $16 million of fraudulent disbursements from the Company’s banks and continues to pursue insurance recoveries in connection with this matter.

Repurchases of Common Stock In March 2017, the Board approved a share repurchase program, with no expiration from the date of authorization, that provided for the repurchase of up to $300 million of the Company’s common stock (the “Repurchase Program,” as amended). In July 2018, the Board authorized an incremental $200 million of share repurchases under the Repurchase Program. On May 6, 2025, the Board amended and restated the Repurchase Program to (1) add an incremental $172 million of repurchase authority under the program, taking the total aggregate authority for future repurchases under the program to $200 million, and (2) to expand the repurchase authority to apply to repurchases of the Company’s Series A

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Convertible Preferred Stock, in addition to common stock. During the three and six months ended June 30, 2025, the Company repurchased $7 million and $69 million, respectively, under the Repurchase Program.

Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions		June 30
	Balance Sheet Location	2025	2024
Cash and cash equivalents	Cash and cash equivalents	$276	$203
Short term restricted cash	Restricted cash, current	3	—
Long term restricted cash	Other assets	5	4
Cash included in settlement processing assets	Restricted cash, current	34	24
Total cash, cash equivalents and restricted cash of continuing operations		$318	$231
Cash, cash equivalents and restricted cash of discontinued operations		—	1
Total cash, cash equivalents and restricted cash		$318	$232

Contract Assets and Liabilities The following table presents the net contract liability balances as of June 30, 2025 and December 31, 2024.

In millions	Location in the Condensed Consolidated Balance Sheet	June 30, 2025	December 31, 2024
Current portion of contract liabilities	Contract liabilities	$205	$209
Non-current portion of contract liabilities	Other liabilities	$14	$11

During the six months ended June 30, 2025, the Company recognized $140 million in revenue that was included in contract liabilities as of December 31, 2024.

Remaining Performance Obligations Remaining performance obligations represent the transaction price of orders for which products have not been delivered or services have not been performed. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.1 billion. The Company expects to recognize revenue on over approximately three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. The majority of our professional services are expected to be recognized over the next 12 months but this is contingent upon a number of factors, including customers’ needs and schedules.

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

Capitalized Software Capitalized development costs for internal-use software and software that will be sold, leased or otherwise marketed were $295 million and $302 million as of June 30, 2025 and December 31, 2024, respectively, presented within Other assets on the Condensed Consolidated Balance Sheets.

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

2. DISCONTINUED OPERATIONS

Digital Banking Sale

On September 30, 2024, the Company completed the Digital Banking Sale. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information. The historical results of the Digital Banking businesses have been presented as discontinued operations for the three and six months ended June 30, 2024. The Company’s presentation of discontinued operations excludes general corporate overhead costs that did not meet the requirements to be presented as discontinued operations.

The following table presents the major categories of income (loss) from discontinued operations related to the Digital Banking Sale:

	Three months ended June 30	Six months ended June 30
	2024	2024
Product revenue	$12	$23
Service revenue	142	278
Total revenue	154	301
Cost of products	10	22
Cost of services	79	156
Selling, general and administrative expenses	23	44
Research and development expenses	11	24
Total operating expenses	123	246
Income (loss) from discontinued operations before income taxes	31	55
Income tax expense (benefit)	14	6
Net income (loss) from discontinued operations related to Digital Banking	$17	$49

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents selected financial information related to cash flows from discontinued operations related to the Digital Banking Sale:

In millions	Six months ended June 30
2024
Net cash provided by/(used in) operating activities	$90
Net cash provided by/(used in) investing activities	(40)
Net cash provided by/(used in) financing activities	—

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

The following table presents the major categories of income (loss) from discontinued operations related to the Spin-Off of NCR Atleos:

In millions	Three months ended June 30	Six months ended June 30
	2024	2025(1)	2024
Product revenue	$—	$—	$1
Service revenue	1	—	5
Total revenue	1	—	6
Cost of products	—	—	1
Cost of services	1	—	6
Selling, general and administrative expenses	—	—	1
Total operating expenses	1	—	8
Income from discontinued operations	—	—	(2)
Other income (expense), net	—	—	(1)
Income (loss) from discontinued operations before income taxes	—	—	(3)
Income tax expense (benefit)	—	—	(1)
Net income (loss) from discontinued operations	—	—	(2)
Net income (loss) attributable to noncontrolling interests	—	—	(1)
Net income (loss) from discontinued operations related to NCR Atleos	$—	$—	$(1)
(1)Represents operations of the delayed countries presented as discontinued operations during 2025 through date of separation. All delayed countries were presented as discontinued operations as of March 31, 2025.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents the major classes of assets and liabilities of discontinued operations related to the Spin-Off of NCR Atleos:

In millions	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$2
Accounts receivable, net of allowances	7
Prepaid and other current assets	3
Total current assets	12
Total assets of discontinued operations	$12

Liabilities
Current liabilities
Accounts payable	$8
Contract liabilities	2
Other current liabilities	2
Total current liabilities	12
Other liabilities	1
Noncurrent liabilities	1
Total liabilities of discontinued operations	$13

The following table presents selected financial information related to cash flows from discontinued operations related to the Spin-off of NCR Atleos:

In millions	Six months ended June 30
	2025(1)	2024
Net cash provided by/(used in) operating activities	$—	$(7)
Net cash provided by/(used in) investing activities	—	—
Net cash provided by/(used in) financing activities	—	—
(1)Represents operations of the delayed countries presented as discontinued operations during 2025 through date of separation. All delayed countries were presented as discontinued operations as of March 31, 2025.

Environmental Matters

The costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including those relating to the Fox River and Kalamazoo River matters, are presented in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. Income (loss) from discontinued operations, net of tax, related to environmental matters was expense of $1 million and income of $2 million for the three and six months ended June 30, 2025, respectively, and zero income or loss for the three and six months ended June 30, 2024. Net cash provided by or used in operating activities of discontinued operations related to environmental obligations was $11 million of cash used in operating activities for the six months ended June 30, 2025 and $3 million of cash provided by operating activities for the six months ended June 30, 2024. Refer to Note 10, “Commitments and Contingencies” for further information.

3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of June 30, 2025 and December 31, 2024 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2024						June 30, 2025
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Retail	$1,079	$(34)	$1,045	$—	$—	$6	$1,085	$(34)	$1,051
Restaurants	494	(23)	471	—	—	1	495	(23)	472
Total goodwill	$1,573	$(57)	$1,516	$—	$—	$7	$1,580	$(57)	$1,523

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

	Amortization Period (in Years)	June 30, 2025		December 31, 2024
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$322	$(274)	$321	$(268)
Intellectual property	2 - 8	347	(313)	346	(307)
Tradenames	1 - 10	64	(62)	64	(62)
Total identifiable intangible assets		$733	$(649)	$731	$(637)

Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended June 30		Six months ended June 30
In millions	2025	2024	2025	2024
Amortization expense	$6	$8	$12	$15

The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2025	2026	2027	2028	2029	2030
Amortization expense	$13	$23	$19	$9	$5	$5

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

The following table presents summarized financial information for the Company’s reportable segments for the three months ended June 30, 2025:

In millions	Retail	Restaurants	Total
Revenue by Segment	$454	$205	$659
Other			7
Total Revenue			$666
Cost of Revenue	322	105
Other segment items(1)	51	32
Segment Adjusted EBITDA	$81	$68	$149

The following table presents summarized financial information for the Company’s reportable segments for the three months ended June 30, 2024:

In millions	Retail	Restaurants	Total
Revenue by Segment	$517	$201	$718
Other			4
Total Revenue			$722
Cost of Revenue	379	105
Other segment items(1)	51	34
Segment Adjusted EBITDA	$87	$62	$149
(1)Other segment items primarily includes selling, general and administrative expenses and research and development expenses.

The following table presents summarized financial information for the Company’s reportable segments for the six months ended June 30, 2025:

In millions	Retail	Restaurants	Total
Revenue by Segment	$874	$396	$1,270
Other			13
Total Revenue			$1,283
Cost of Revenue	623	204
Other segment items(1)	105	65
Segment Adjusted EBITDA	$146	$127	$273

The following table presents summarized financial information for the Company’s reportable segments for the six months ended June 30, 2024:

In millions	Retail	Restaurants	Total
Revenue by Segment	$1,008	$403	$1,411
Other			21
Total Revenue			$1,432
Cost of Revenue	733	212
Other segment items(1)	102	74
Segment Adjusted EBITDA	$173	$117	$290
(1)Other segment items primarily includes selling, general and administrative expenses and research and development expenses.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table reconciles Segment Adjusted EBITDA to Net income (loss) from continuing operations attributable to NCR Voyix:

In millions	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Segment Adjusted EBITDA	$149	$149	$273	$290
Corporate and other income and expenses not allocated to reportable segments	54	70	103	148
Depreciation and amortization	51	52	101	100
Acquisition-related amortization of intangibles	6	8	12	15
Interest expense	14	41	29	80
Interest income	(1)	(1)	(7)	(3)
Income tax expense (benefit)	(4)	10	(11)	5
Stock-based compensation expense	9	12	18	23
Transformation and restructuring costs(1)	16	50	37	74
Separation costs(2)	—	3	—	8
Loss (gain) on disposal of businesses	—	(7)	—	(14)
Foreign currency devaluation(3)	—	—	—	15
Fraudulent ACH disbursements(4)	—	(1)	—	(2)
Cyber ransomware incident recovery costs(5)	—	(4)	—	(4)
Strategic initiatives(6)	3	6	10	6
Net income (loss) from continuing operations attributable to NCR Voyix	$1	$(90)	$(19)	$(161)
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
(6)Represents professional fees related to strategic initiatives which are considered non-operational in nature, as well as certain costs incurred related to the Hardware Business Transition.

Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for the Company:

In millions	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
United States	$402	$429	$785	$869
Americas (excluding United States)	45	66	88	130
Europe, Middle East and Africa	153	141	285	274
Asia Pacific	66	86	125	159
Total revenue	$666	$722	$1,283	$1,432

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents the recurring revenue and all other products and services revenue that is recognized at a point in time for the Company:

In millions	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Recurring revenue(1)	$422	$406	$829	$806
All other products and services	244	316	454	626
Total revenue	$666	$722	$1,283	$1,432
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

5. DEBT OBLIGATIONS

The following table summarizes the Company’s short-term borrowings and long-term debt:

	June 30, 2025		December 31, 2024
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility(1)	$—	—%	$—	—%
Total short-term borrowings	$—		$—
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility(1)	$—	—%	$—	—%
Revolving credit facility(1)	—	—%	—	—%
Senior notes:
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	403		403
5.250% Senior Notes due 2030	52		52
Deferred financing fees	(6)		(7)
Total long-term debt	$1,099		$1,098
(1)Interest rates are weighted-average interest rates as of June 30, 2025 and December 31, 2024.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of June 30, 2025 and December 31, 2024 was $1.08 billion and $1.06 billion, respectively. Management’s fair value estimates were based on quoted prices for recent trades of the Company’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. TRADE RECEIVABLES FACILITY

Prior to September 30, 2024, the Company maintained a trade receivables facility (the “T/R Facility”) pursuant to which a wholly-owned, bankruptcy-remote subsidiary of the Company (the “U.S. SPE”) and a wholly-owned, bankruptcy remote subsidiary of a Canadian affiliate of the Company (the “Canadian SPE,” and together with the U.S. SPE, the “SPEs”) continuously acquired all of the trade receivables originated by the Company and the Canadian affiliate (and certain other affiliates from time to time party to the T/R Facility). The SPEs in turn either sold or pledged those trade receivables to unaffiliated purchasers party to the T/R Facility (the “Purchasers”). On September 1, 2024, the Company voluntarily repaid a portion of the amounts outstanding under the T/R Facility to reduce the commitment of the Purchasers from $300 million to $252 million and to reacquire all outstanding trade receivables related to the Digital Banking business. On September 30, 2024, the Company used a portion of the proceeds from the Digital Banking Sale to voluntarily pay all remaining amounts outstanding under the T/R Facility. In connection with the payment of such amounts, the Company terminated the T/R Facility and reacquired all of the outstanding trade receivables that had previously been sold by it (and by its affiliates then party to the T/R Facility) to the SPEs (including any outstanding trade receivables that had been further sold on to the Purchasers) and these amounts are included in Accounts receivable, net in the Company’s Condensed Consolidated Balance Sheets. As the T/R Facility was terminated as of September 30, 2024, the outstanding balance sold to the Purchasers and derecognized by the U.S. SPE was zero as of June 30, 2025 and December 31, 2024. Prior to the termination of the T/R Facility, the total outstanding balance of trade receivables sold to the Purchasers could be up to $252 million (or prior to September 1, 2024, up to $300 million) at any one time, which represented the maximum purchase commitment from the Purchasers. The actual outstanding balance of trade receivables that were sold varied based on the level of activity and other factors and could be less than the maximum purchase commitment.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
7. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. Income tax benefit from continuing operations was $4 million for the three months ended June 30, 2025, compared to income tax expense of $10 million for the three months ended June 30, 2024. The change was primarily driven by a favorable change in discrete tax expenses and benefits, along with a higher valuation allowance in the prior year. These benefits were partially offset by the impact of a lower loss from continuing operations before taxes in the three months ended June 30, 2025 compared to the prior year.

Income tax benefit was $11 million for the six months ended June 30, 2025 compared to income tax expense of $5 million for the six months ended June 30, 2024. The change was primarily driven by a favorable change in discrete tax expenses and benefits, along with a higher valuation allowance in the prior year. These benefits were partially offset by the impact of a lower loss from continuing operations before taxes in the six months ended June 30, 2025 compared to the prior year.

The Company’s current tax liability was $18 million and $336 million as of June 30, 2025 and December 31, 2024, respectively, presented within Other current liabilities on the Condensed Consolidated Balance Sheets. The decrease in the current tax liability balance as of June 30, 2025 as compared to December 31, 2024 is due to the payment of $284 million of taxes during the three months ended June 30, 2025 related to the Digital Banking Sale.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA introduces several significant changes, including the permanent extension and modification of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions taking effect in tax year 2025 and others phased in through 2027. We are currently evaluating the impact of the OBBBA on our financial statements.

8. STOCK COMPENSATION PLANS

As of June 30, 2025, the Company’s stock-based compensation consisted of restricted stock units and employee stock purchase plan. Stock-based compensation expense for the following periods were:

In millions	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Restricted stock units	$8	$11	$16	$21
Employee stock purchase plan	1	1	2	2
Stock-based compensation expense	9	12	18	23
Tax expense (benefit)	(1)	1	1	—
Stock-based compensation expense (net of tax)	$8	$13	$19	$23
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

As of June 30, 2025, the total unrecognized compensation cost of $65 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 2.2 years under the endpoint method. As of June 30, 2025, all stock option grants have vested.

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

For the three months ended June 30, 2025, employees purchased 0.3 million shares, at a discounted price of $8.38. For the three months ended June 30, 2024, employees purchased 0.3 million shares, at a discounted price of $10.50.

9. EMPLOYEE BENEFIT PLANS

Employer Contributions

Pension For the three and six months ended June 30, 2025, the Company contributed $3 million and $6 million, respectively, to its international pension plans. The Company anticipates contributing an additional $6 million to its international pension plans for a total of $12 million in 2025. Following the Spin-Off, NCR Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in accumulated other comprehensive loss, which were previously sponsored by the Company. Pursuant to the terms of the Spin-Off transaction documents, the Company is required to contribute 50% of the annual costs of the U.S. pension plan to NCR Atleos to the extent NCR Atleos contributes more than $40 million on an annual basis beginning with the plan year ending December 31, 2024.

Postemployment For the three and six months ended June 30, 2025, the Company contributed $8 million and $13 million, respectively, to its postemployment plan. The Company anticipates contributing an additional $8 million to its postemployment plan for a total of $21 million in 2025.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

The Company is contesting this matter vigorously. On July 2, 2024, the Company filed a notice of appeal. Given that an estimate or range of possible loss was not ordered in this equitable judgment and moreover cannot be determined at this time in light of the uncertainty regarding the ultimate form of relief and complexities in the methodology and quantification of loss, if any, the parties stipulated to a $45 million supersedeas bond, which is an amount the Company believes may not be correlated to the actual loss (if any). On September 12, 2024, the supersedeas bond was filed and a stay was issued. The appellate court will hear oral arguments in August 2025. Any amount sustained following an appeal of this matter is subject to an indemnity obligation by NCR Atleos to contribute 50% of any award. The Company has concluded that, as of June 30, 2025, a loss is reasonably possible but that an estimate or range of possible loss cannot be determined at this time given uncertainty regarding the ultimate form of relief and complexities in the methodology and quantification of damages, if any.

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

The cost of the Fox River remediation has been shared with three parties (a previous party, API, fully satisfied its obligations in 2016 and is now bankrupt): B.A.T. Industries p.l.c. (“BAT”) as co-obligor, and AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) as indemnitors. Under a 1998 Cost Sharing Agreement and subsequent 2005 arbitration award (collectively, the “Cost Sharing Agreement”), from 2008 through 2014, BAT paid 60% of the cost of the Fox River clean-up and natural resource damages. Pursuant to a September 30, 2014 funding agreement (the “Funding Agreement”), BAT funded 50% of the Company’s Fox River remediation costs from October 1, 2014 forward. The Funding Agreement also provides the Company contractual avenues for a future payment of, via direct and third-party sources, (1) the difference between BAT’s 60% obligation under the Cost Sharing Agreement on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, and (2) the difference between the amount the Company received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement for the period from April 2012 through September 2014 (collectively, the “Funding Agreement Receivable”). Pursuant to a 2015 Letter Agreement, the Company’s contractual avenue for direct payment by BAT was effectively stayed pending completion of other unrelated lawsuits by BAT against third-parties. As of June 30, 2025 and December 31, 2024, the Funding Agreement Receivable was approximately $54 million and was included in Other assets in the Condensed Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain and is subject and pursuant to the terms of the Funding

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River remaining reserve.

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

The final reconciliation of the Funding Agreement Receivable and the Divestiture Agreement Offsets could result in additional expenditures and liabilities for the Company that could be material. As of June 30, 2025, we have no remaining liability for environmental remedial obligations for the Fox River matter. As of June 30, 2025 and December 31, 2024, the liability subject to final reconciliation with indemnitors under the Divestiture Agreement was approximately $23 million.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

As of June 30, 2025 and December 31, 2024, the total reserve for the Kalamazoo River was $134 million and $148 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company’s co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors’ and indemnitors’ obligations are as previously reported, the reserve may be adjusted from time to time to reflect changes in our estimates of remediation costs and recoverability from co-obligors and indemnitors with respect to the Kalamazoo River.

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

Environmental-Related Insurance Recoveries In connection with the Fox River, Kalamazoo River and other environmental sites, through June 30, 2025, the Company has received a combined gross total of approximately $212 million in settlements reached with various of its insurance carriers. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available in the future.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

Guarantees and Product Warranties In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. The Company believes the likelihood of having to perform under any such guarantee is remote. As of June 30, 2025 and December 31, 2024, the Company had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

11. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended June 30, 2025 and 2024, the Company paid cash dividends of $4 million. During the six months ended June 30, 2025 and 2024, the Company paid cash dividends of $8 million.

Prior to the close of business on October 17, 2023, the Series A Convertible Preferred Stock was convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As a result of the Spin-Off, the conversion rate of the Series A Convertible Preferred Stock was adjusted pursuant to its terms to 57.5601 shares of common stock per share of Series

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
A Convertible Preferred Stock. As of June 30, 2025 and December 31, 2024, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 15.9 million shares.

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

The components of basic and diluted earnings (loss) per share are as follows:

In millions, except per share amounts	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Numerator:
Income (loss) from continuing operations	$1	$(90)	$(19)	$(161)
Series A convertible preferred stock dividends	(4)	(4)	(8)	(8)
Income (loss) from continuing operations attributable to NCR Voyix common stockholders	(3)	(94)	(27)	(169)
Income (loss) from discontinued operations, net of tax attributable to NCR Voyix common stockholders	(1)	17	2	48
Net income (loss) attributable to NCR Voyix common stockholders	$(4)	$(77)	$(25)	$(121)

Denominator:
Basic and diluted weighted average number of shares outstanding	137.9	145.0	138.9	144.3

Basic and diluted earnings (loss) per share:
From continuing operations	$(0.02)	$(0.65)	$(0.19)	$(1.17)
From discontinued operations	(0.01)	0.12	0.01	0.33
Total basic and diluted earnings per share	$(0.03)	$(0.53)	$(0.18)	$(0.84)

For the three months ended June 30, 2025, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, potential common shares that would have caused dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 15.9 million for the as-if converted Series A Preferred Stock because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 10.0 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the three months ended June 30, 2024, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, shares related to the as-if converted Series A Convertible Preferred Stock of 15.9 million were excluded from the

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
diluted share count because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 10.4 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the six months ended June 30, 2025, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, potential common shares that would have caused dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 15.9 million for the as-if converted Series A Preferred Stock because their effect would have been anti-dilutive. Additionally, for the six months ended June 30, 2025, weighted average restricted stock units and stock options of 10.8 million were excluded from the diluted share count because their effect would have been anti-dilutive.

For the six months ended June 30, 2024, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, shares related to the as-if converted Series A Convertible Preferred Stock of 15.9 million were excluded from the dilution share count because their effect would have anti-dilutive. Additionally, for the six months ended June 30, 2024, weighted average restricted stock units and stock options of 10.3 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

Fair Values of Derivative Instruments
June 30, 2025
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$—	Other current liabilities		$—
Total foreign exchange contracts		$192	$—		$99	$—
Total derivatives not designated as hedging instruments			$—			$—

Fair Values of Derivative Instruments
December 31, 2024
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$—	Other current liabilities		$—
Total foreign exchange contracts		$89	$—		$126	$—
Total derivatives not designated as hedging instruments			$—			$—

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024 were as follows:

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
In millions		Three months ended June 30		Six months ended June 30
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2025	2024	2025	2024
Foreign exchange contracts	Other income (expense), net	$1	$(6)	$—	$(12)

Concentration of Credit Risk
The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. The Company’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of June 30, 2025 and December 31, 2024, we did not have any major concentration of credit risk related to financial instruments.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2024	$(468)	$(1)	$—	$(469)
Other comprehensive income (loss) before reclassifications	14	—	—	14
Amounts reclassified from AOCI	—	—	—	—
Net current period other comprehensive (loss) income	14	—	—	14
Spin-Off of NCR Atleos	16	—	—	16
Balance as of June 30, 2025	$(438)	$(1)	$—	$(439)

Reclassifications Out of AOCI

There were no reclassifications out of AOCI during the three and six months ended June 30, 2025 or 2024.

15. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	June 30, 2025	December 31, 2024
Accounts receivable
Trade	$502	$499
Other	32	59
Accounts receivable, gross	534	558
Less: allowance for credit losses	(27)	(26)
Total accounts receivable, net	$507	$532
Our allowance for credit losses as of June 30, 2025 and December 31, 2024 was $27 million and $26 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses for the three and six months ended June 30, 2025 was an expense of $3 million and $4 million, respectively. The impact to our allowance for credit losses for the three and six months ended June 30, 2024 was an expense of $4 million. The Company recorded write-offs against the reserve for the three and six months ended June 30, 2025 of $2 million and $3 million, respectively. The Company recorded write-offs against the reserve for the three and six months ended June 30, 2024 of $9 million and $10 million, respectively.
The components of inventory are summarized as follows:

In millions	June 30, 2025	December 31, 2024
Inventories
Work in process and raw materials	$4	$6
Finished goods	87	83
Service parts	121	119
Total inventories	$212	$208

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

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three and six months ended June 30, 2025 to the results for the three and six months ended June 30, 2024.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at June 30, 2025.

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

Transition of Hardware Business to ODM Model

On August 6, 2024, the Company announced its entry into a commercial agreement with Ennoconn Corporation (“Ennoconn”) to transition its self-checkout and point-of-sale hardware businesses to an outsourced design and manufacturing model including the sale of certain assets relating to these businesses (the “Hardware Business Transition”). Under the terms of the agreement, Ennoconn will design, manufacture, warrant, supply, and ship self-checkout and point-of sale hardware directly to the Company’s customers and the Company will sell hardware to its customers as a sales agent for Ennoconn and continue to provide its point-of sale and self-checkout software as well as key support and maintenance services. As a result of the Hardware Business Transition, the Company will record commission revenue from point-of-sale and self-checkout hardware sales as an agent for Ennoconn on a net basis, excluding the costs paid to Ennoconn. The Company anticipates the Hardware Business Transition will commence during 2025.

Out-of-period adjustments

In the second quarter of 2024, the Company recorded an out-of-period correction to decrease revenue by $10 million, decrease accounts receivable by $5 million, and increase contract liabilities by $5 million.

During the second quarter of 2024, the Company recorded corrections related to the Spin-Off. As of December 31, 2023, total assets were understated by approximately $12 million, total liabilities were overstated by approximately $7 million, and total equity was understated by approximately $19 million, which was included in the “Spin-Off of Atleos” line in the Statements of Changes in Stockholders’ equity (Deficit) for the three months ended June 30, 2024.

The Company evaluated the impact of the out-of-period adjustments and concluded they are not material to the consolidated financial statements for any of the periods presented.

Cyber Ransomware Incident

As previously disclosed, on April 13, 2023 the Company determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, the Company immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. The Company concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Our investigation also concluded no financial reporting systems were impacted. As of June 30, 2025, the Company has incurred a cumulative $47 million of expenses related to the cyber ransomware incident and has recovered $36 million under our insurance policies. We are still pursuing insurance recoveries in connection with this matter. We may incur additional costs relating to this incident in the future, including expenses to respond to this matter, payment of damages or other costs to customers or others. At this time we do not believe additional costs incurred as a result of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident.

ACH Disbursements

In February 2024, the Company identified fraudulent automated clearing house “ACH” disbursements from a Company bank account. The cumulative amount of these disbursements total $34 million. As of June 30, 2025, the Company has recovered approximately $16 million of fraudulent disbursements from the Company’s banks and continues to pursue insurance recoveries in connection with this matter.

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

EXECUTIVE OVERVIEW

The following were significant themes and events for the second quarter of 2025.
•Revenue of $666 million, down 8% compared to the prior year period
◦Recurring revenue increased 4% as compared to the prior year period and comprised 63% of total consolidated revenue
◦Software and services revenue was flat compared to the prior year period and comprised 75% of total consolidated revenue
•Net income from continuing operations attributable to NCR Voyix was $1 million, compared with a net loss of $90 million in the prior year period
•Adjusted EBITDA of $95 million, up 20% compared to the prior year period

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

Macroeconomic Trends

Given the multinational nature of our business, we are subject to risks and exposures from the evolving macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, the effects tariffs, fluctuations in foreign currency exchange rates, political economic slowdowns or recessions and geopolitical pressures, including the unknown impacts of current and future trade regulations. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results, as well as the overall global economy and geopolitical landscape. For example, foreign currency exchange rate fluctuations may negatively impact our financial results during the reporting period. In addition, in April 2025, the U.S. presidential administration announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. Increased tariffs by the United States have led, and may continue to lead, to the imposition of retaliatory tariffs by foreign governments. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. For instance, on July 31, 2025, the U.S. president issued an executive order implementing updated reciprocal tariffs for several dozen countries and the European Union, imposed additional tariffs on other countries, and adjusted, and may continue to adjust, certain tariffs as a result of potential or pending trade deals with the United States. The tariff announcements from U.S. and foreign governments have been uncertain, frequently changing and are likely to continue to change. Current uncertainties about tariffs and their effects on trading relationships may impact macroeconomic conditions in the markets in which we operate. Our core products, self-checkout machines (SCO) and point-of-sale (POS) devices, constitute the majority of our hardware revenue and we believe that the SCO and POS machines that we import into the U.S. generally qualify for certain duty and tariff exemptions. Our remaining hardware products that we import into the U.S., primarily third-party products such as printers and cash drawers as well as service parts, are impacted by the recently announced tariffs applicable to imports from China and other countries. We have taken steps to mitigate part of the impact of these tariffs and are currently analyzing opportunities to further address the impact of these tariffs. We will continue to monitor the situation. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of increased tariffs, may negatively affect our revenue and profitability in the future. The current trade policy environment is expected to continue to evolve and we can give no assurance regarding the impact to our business of future tariff changes or other changes in trade policies, including the availability of duty and tariff exemptions.

Additionally, in July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA introduces several significant changes, including the permanent extension and modification of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions taking effect in tax year 2025 and others phased in through 2027. We are currently evaluating the impact of the OBBBA on our financial statements.

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

Results from Operations

For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

Consolidated Results

The following tables show our results for the three and six months ended June 30, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Product revenue	$185	$244	27.8%	33.8%	(24)%
Service revenue	481	478	72.2%	66.2%	1%
Total revenue	666	722	100.0%	100.0%	(8)%
Product gross margin	15	22	8.1%	9.0%	(32)%
Service gross margin	138	104	28.7%	21.8%	33%
Total gross margin	153	126	23.0%	17.5%	21%
Selling, general and administrative expenses	107	116	16.1%	16.1%	(8)%
Research and development expenses	32	44	4.8%	6.1%	(27)%
Total operating expenses	139	160	20.9%	22.2%	(13)%
Income (loss) from operations	$14	$(34)	2.1%	(4.7)%	n/m

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Product revenue	$338	$465	26.3%	32.5%	(27)%
Service revenue	945	967	73.7%	67.5%	(2)%
Total revenue	1,283	1,432	100.0%	100.0%	(10)%
Product gross margin	22	56	6.5%	12.0%	(61)%
Service gross margin	266	208	28.1%	21.5%	28%
Total gross margin	288	264	22.4%	18.4%	9%
Selling, general and administrative expenses	222	226	17.3%	15.8%	(2)%
Research and development expenses	72	91	5.6%	6.4%	(21)%
Total operating expenses	294	317	22.9%	22.1%	(7)%
Income (loss) from operations	$(6)	$(53)	(0.5)%	(3.7)%	n/m
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

Recurring revenue as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
	2025	2024	2025	2024	2025 vs 2024
Recurring revenue(1)	$422	$406	63.4%	56.2%	4%
All other products and services	244	316	36.6%	43.8%	(23)%
Total Revenue	$666	$722	100.0%	100.0%	(8)%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Recurring revenue (1)	$829	$806	64.6%	56.3%	3%
All other products and services	454	626	35.4%	43.7%	(27)%
Total Revenue	$1,283	$1,432	100.0%	100.0%	(10)%

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

Revenue by type

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Software and services revenue	$499	$501	74.9%	69.4%	—%
Hardware revenue	167	221	25.1%	30.6%	(24)%
Total Revenue	$666	$722	100.0%	100.0%	(8)%

	Six months ended June 30, 2025		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Software and services revenue	$978	$1,016	76.2%	70.9%	(4)%
Hardware revenue	305	416	23.8%	29.1%	(27)%
Total Revenue	$1,283	$1,432	100.0%	100.0%	(10)%

Net income (loss) from continuing operations attributable to NCR Voyix and Adjusted EBITDA(2) as a percentage of total revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Net income (loss) from continuing operations attributable to NCR Voyix	$1	$(90)	0.2%	(12.5)%	n/m
Adjusted EBITDA	$95	$79	14.3%	10.9%	20%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Net income (loss) from continuing operations attributable to NCR	$(19)	$(161)	(1.5)%	(11.2)%	n/m
Adjusted EBITDA	$170	$142	13.3%	9.9%	20%
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

	Three months ended June 30		Six months ended June 30
In millions	2025	2024	2025	2024
Net income (loss) from continuing operations attributable to NCR Voyix (GAAP)	$1	$(90)	$(19)	$(161)
Depreciation and amortization (excluding acquisition related amortization of intangibles)	51	52	101	100
Acquisition-related amortization of intangibles	6	8	12	15
Interest expense	14	41	29	80
Interest income	(1)	(1)	(7)	(3)
Income tax expense (benefit)	(4)	10	(11)	5
Stock-based compensation expense	9	12	18	23
Transformation and restructuring costs(1)	16	50	37	74
Separation costs(2)	—	3	—	8
Loss (gain) on disposal of businesses	—	(7)	—	(14)
Foreign currency devaluation(3)	—	—	—	15
Fraudulent ACH disbursements(4)	—	(1)	—	(2)
Cyber ransomware incident recovery costs(5)	—	(4)	—	(4)
Strategic initiatives(6)	3	6	10	6
Adjusted EBITDA (non-GAAP)	$95	$79	$170	$142
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
(6)Represents professional fees related to strategic initiatives which are considered non-operational in nature, as well as certain costs incurred related to the Hardware Business Transition.

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

We believe adjusted free cash flow-unrestricted information is useful for investors because it relates the operating cash flows from the Company’s continuing and discontinued operations to the capital that is spent to continue and improve business operations. In particular, adjusted free cash flow-unrestricted indicates the amount of cash available after capital expenditures for, among other things, investments in the Company’s existing businesses, strategic acquisitions, and repayment of debt obligations. Adjusted free cash flow does not represent the residual cash flow available for discretionary expenditures, since there may be other non-discretionary expenditures that are not deducted from the measure. Adjusted free cash flow-unrestricted does not have a uniform definition under GAAP, and therefore the Company’s definition may differ from other companies’ definitions of this measure. These non-GAAP measures should not be considered a substitute for, or superior to, cash flows from operating activities under GAAP.

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

	Quarter ended June 30		Increase (Decrease)
In millions	2025	2024	2025 vs 2024
Retail
Annualized recurring revenue	$1,111	$1,051	6%
Restaurants
Annualized recurring revenue	$570	$553	3%

Revenue

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Product revenue	$185	$244	27.8%	33.8%	(24)%
Service revenue	481	478	72.2%	66.2%	1%
Total revenue	$666	$722	100.0%	100.0%	(8)%

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 vs 2024
Product revenue	$338	$465	26.3%	32.5%	(27)%
Service revenue	945	967	73.7%	67.5%	(2)%
Total revenue	$1,283	$1,432	100.0%	100.0%	(10)%

Product revenue includes our hardware and software license revenue streams. Service revenue includes hardware and software maintenance revenue, implementation services revenue, cloud revenue, payments processing revenue as well as professional services revenue.

For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

Total revenue decreased 8% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Product revenue for the three months ended June 30, 2025 decreased 24% compared to the three months ended June 30, 2024 due to a decline in SCO and POS hardware revenues, as well as a decline in software license revenues for one-time perpetual license revenue recognized in the prior year. Service revenue for the three months ended June 30, 2025 increased 1% compared to the three months ended June 30, 2024 due to an increase in payments processing revenue and hardware maintenance revenue as compared to the prior year period, offset by a decrease in implementation services revenue and professional services revenue related to one-time revenue recognized in the prior year.

Total revenue decreased 10% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Product revenue for the six months ended June 30, 2025 decreased 27% compared to the six months ended June 30, 2024 due to a decline in SCO and POS hardware revenues, as well as a decline in software license revenues for one-time perpetual license revenue recognized in the prior year. Service revenue for the six months ended June 30, 2025 decreased 2% compared to the six months ended June 30, 2024 due to decreases in implementation services revenue and professional services revenue related to one-time revenue recognized in the prior year, offset by an increase in payments processing revenue as compared to the prior year period.

Gross Margin

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Product gross margin	$15	$22	8.1%	9.0%	(32)%
Service gross margin	138	104	28.7%	21.8%	33%
Total gross margin	$153	$126	23.0%	17.5%	21%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Gross margin as a percentage of revenue in the three months ended June 30, 2025 was 23.0% compared to 17.5% in the three months ended June 30, 2024. The increase in gross margin as a percentage of revenue was driven by the increase in service gross margin, mainly related to improved margins for cloud services, professional services, software maintenance, payments processing and hardware maintenance in the three months ended June 30, 2025 as compared to the prior period, due in part to the Company’s cost reduction initiative implemented during the second half of 2024. These increases in service gross margin were offset by a decline in product gross margin related to lower hardware-related gross margin in 2025. Additionally, gross margin for the three months ended June 30, 2025 included $1 million of strategic initiative costs, $1 million of stock-based compensation expense, $3 million of transformation and restructuring costs and $3 million of amortization of acquisition-related intangible assets. Gross margin for the three months ended June 30, 2024 included $23 million of transformation and restructuring costs, $3 million of stock-based compensation expense, $1 million of strategic initiative costs and $4 million of amortization of acquisition-related intangible assets, offset by $5 million of net recoveries related to the cyber ransomware incident.

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Product gross margin	$22	$56	6.5%	12.0%	(61)%
Service gross margin	266	208	28.1%	21.5%	28%
Total gross margin	$288	$264	22.4%	18.4%	9%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Gross margin as a percentage of revenue in the six months ended June 30, 2025 was 22.4% compared to 18.4% in the six months ended June 30, 2024. The increase in gross margin as a percentage of revenue was driven by the increase in service gross margin, mainly related to improved margins for professional services, cloud services, payments processing, hardware maintenance, implementation services and software maintenance in the six months ended June 30, 2025 as compared to the prior period, due in part to the Company’s cost reduction initiative implemented during the second half of 2024. These increases in service gross margin were offset by a decline in product gross margin related to lower hardware-related gross margin in 2025. Additionally, gross margin for the six months ended June 30, 2025 included $4 million of transformation and restructuring costs, $2 million of strategic initiative costs, $2 million of stock-based compensation expense, $6 million of amortization of acquisition-related intangible assets. Gross margin for the six months ended June 30, 2024 included $31 million of transformation and restructuring costs, $6 million of stock-based compensation expense, $1 million of strategic initiative costs and $7 million of amortization of acquisition-related intangible assets, offset by $5 million of net recoveries related to the cyber ransomware incident.

Selling, General and Administrative Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Selling, general and administrative expenses	$107	$116	16.1%	16.1%	(8)%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Selling, general, and administrative expenses were $107 million in the three months ended June 30, 2025, compared to $116 million in the three months ended June 30, 2024. As a percentage of revenue, selling, general and administrative expenses were 16.1% in both the three months ended June 30, 2025 and 2024. The overall decrease in selling, general and administrative expenses during the three months ended June 30, 2025 is related to a decrease in transformation and restructuring and strategic initiative costs in the current year, as well as the Company’s cost reduction initiative implemented during the second half of 2024. Additionally, in the three months ended June 30, 2025, selling, general and administrative expenses included $12 million of transformation and restructuring costs, $2 million of strategic initiative costs, $6 million of stock-based compensation expense and $3 million of amortization of acquisition-related intangible assets. In the three months ended June 30, 2024, selling, general and administrative expenses included $15 million of transformation and restructuring costs, $5 million of strategic initiative costs, $5 million of stock-based compensation expense, $4 million of amortization of acquisition-related intangible assets, $3 million of separation-related costs and $1 million of cyber ransomware incident recovery costs, offset by $1 million of net recoveries related to the fraudulent ACH disbursement matter.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2024 vs 2023
Selling, general and administrative expenses	$222	$226	17.3%	15.8%	(2)%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Selling, general, and administrative expenses were $222 million compared to $226 million in the six months ended June 30, 2025 and 2024, respectively. As a percentage of revenue, selling, general and administrative expenses were 17.3% and 15.8% in the six months ended June 30, 2025 and 2024, respectively. The overall decrease in selling, general and administrative expenses during the six months ended June 30, 2025 is related to the Company’s cost reduction initiative implemented during the second half of 2024. Additionally, in the six months ended June 30, 2025, selling, general and administrative expenses included $33 million of transformation and restructuring costs, $8 million of strategic initiative costs, $13 million of stock-based compensation expense and $6 million of amortization of acquisition-related intangible assets. In the six months ended June 30, 2024, selling, general and administrative expenses included $27 million of transformation and restructuring costs, $11 million of stock-based compensation expense, $5 million of strategic initiative costs, $8 million of amortization of acquisition-related intangible assets, $4 million of separation-related costs and $1 million of cyber ransomware incident recovery costs, offset by $2 million of net recoveries related to the fraudulent ACH disbursement matter.

Research and Development Expenses

	Three months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Research and development expenses	$32	$44	4.8%	6.1%	(27)%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Research and development expenses were $32 million in the three months ended June 30, 2025, compared to $44 million in the three months ended June 30, 2024. As a percentage of revenue, research and development costs were 4.8% and 6.1% in the three months ended June 30, 2025 and 2024, respectively. The decrease in research and development expenses in the three months ended June 30, 2025 is due to the Company’s cost reduction initiative implemented during the second half of 2024, as well as one-time transformation and restructuring-related costs incurred in the prior year period. In the three months ended June 30, 2025, research and development costs included $2 million of stock-based compensation expense. In the three months ended June 30, 2024, research and development expenses included $2 million of transformation and restructuring costs and $4 million of stock-based compensation expense.

	Six months ended June 30		Percentage of Total Revenue		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Research and development expenses	$72	$91	5.6%	6.4%	(21)%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Research and development expenses were $72 million compared to $91 million in the six months ended June 30, 2025 and 2024, respectively. As a percentage of revenue, these costs were 5.6% and 6.4% in the six months ended June 30, 2025 and 2024, respectively. The decrease in research and development expenses in the six months ended June 30, 2025 is due to the Company’s cost reduction initiative implemented during the second half of 2024, as well as one-time separation-related costs incurred in the prior year period. In the six months ended June 30, 2025, research and development expenses included $3 million of transformation and restructuring costs and $3 million of stock-based compensation expense. In the six months ended June 30, 2024, research and development expenses included $6 million of stock-based compensation expense, $4 million of transformation and restructuring costs and $4 million of separation-related costs.

Interest Expense

	Three months ended June 30		Increase (Decrease)
In millions	2025	2024	2025 v 2024
Interest expense	$14	$41	(66)%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Interest expense was $14 million compared to $41 million for the three months ended June 30, 2025 and 2024, respectively. Interest expense is primarily related to our senior unsecured notes and borrowings under the Senior Secured Credit Facility. The decrease in interest expense was due to the decrease in total debt outstanding.

	Six months ended June 30		Increase (Decrease)
In millions	2025	2024	2025 v 2024
Interest expense	$29	$80	(64)%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Interest expense was $29 million compared to $80 million for the six months ended June 30, 2025 and 2024, respectively. Interest expense is primarily related to our senior unsecured notes and borrowings under the Senior Secured Credit Facility. The decrease in interest expense was due to the decrease in total debt outstanding.

Other Income (Expense), net

Other income (expense), net was expense of $3 million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and income of $5 million and expense of $23 million for the six months ended June 30, 2025 and 2024, respectively, with the components reflected in the following table:

	Three months ended June 30		Six months ended June 30
In millions	2025	2024	2025	2024
Interest income	$1	$1	$7	$3
Foreign currency fluctuations and foreign exchange contracts	(1)	—	(1)	(20)
Bank-related fees	(1)	(6)	(2)	(14)
Employee benefit plans	(1)	(1)	(2)	(2)
Other, net	(1)	1	3	10
Other income (expense), net	$(3)	$(5)	$5	$(23)

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

The decrease in bank-related fees in the three and six months ended June 30, 2025 compared to June 30, 2024 relates to the termination of the trade receivables facility on September 30, 2024. Refer to Note 6, “Trade Receivables Facility” of the Notes to Condensed Consolidated Financial Statements for additional information.

Income Taxes

	Three months ended June 30		Six months ended June 30
In millions	2025	2024	2025	2024
Income tax expense (benefit)	$(4)	$10	$(11)	$5

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. Income tax benefit from continuing operations was $4 million for the three months ended June 30, 2025, compared to income tax expense of $10 million for the three months ended June 30, 2024. The change was primarily driven by a favorable change in discrete tax expenses and benefits, along with a higher valuation allowance in the prior year. These benefits were partially offset by the impact of a lower loss from continuing operations before taxes in the three months ended June 30, 2025 as compared to the prior year period.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Income tax benefit was $11 million for the six months ended June 30, 2025 compared to income tax expense of $5 million for the six months ended June 30, 2024. The change was primarily driven by a favorable change in discrete tax expenses and benefits, along with a higher valuation allowance in the prior year. These benefits were partially offset by the impact of a lower loss from continuing operations before taxes in the six months ended June 30, 2025 as compared to the prior year period.

Income (Loss) from Discontinued Operations

	Three months ended June 30		Six months ended June 30
In millions	2025	2024	2025	2024
Income (loss) from discontinued operations, net of tax	$(1)	$17	$2	$47

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

The Company recognized a loss from discontinued operations, net of tax, of $1 million for the three months ended June 30, 2025, all of which related to the Company’s environmental remediation matters.

The Company recognized income from discontinued operations, net of tax, of $17 million for the three months ended June 30, 2024, all of which related to income from discontinued operations, net of tax, for the Digital Banking Sale.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

The Company recognized income from discontinued operations, net of tax, of $2 million for the six months ended June 30, 2025, all of which related to the Company’s environmental remediation matters.

The Company recognized income from discontinued operations, net of tax, of $47 million for the six months ended June 30, 2024, of which $49 million related to income from discontinued operations, net of tax, for the Digital Banking Sale and $2 million of expense from discontinued operations, net of tax, for NCR Atleos.

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

	Three months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2025 v 2024
Revenue
Retail	$454	$517	68.1%	71.6%	(12)%
Restaurants	205	201	30.8%	27.8%	2%
Total segment revenue	$659	$718	98.9%	99.4%	(8)%
Other	7	4	1.1%	0.6%	75%
Total revenue	$666	$722	100.0%	100.0%	(8)%
Adjusted EBITDA by Segment
Retail	$81	$87	17.8%	16.8%	(7)%
Restaurants	$68	$62	33.2%	30.8%	10%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.

	Six months ended June 30		Percentage of Revenue (1)		Increase (Decrease)
In millions	2025	2024	2025	2024	2024 v 2023
Revenue
Retail	$874	$1,008	68.1%	70.4%	(13)%
Restaurants	396	403	30.9%	28.1%	(2)%
Total segment revenue	$1,270	$1,411	99.0%	98.5%	(10)%
Other	13	21	1.0%	1.5%	(38)%
Total revenue	$1,283	$1,432	100.0%	100.0%	(10)%

Adjusted EBITDA by Segment
Retail	$146	$173	16.7%	17.2%	(16)%
Restaurants	$127	$117	32.1%	29.0%	9%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.

Segment Revenue

For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

Retail revenue decreased 12% and 13% for the three and six months ended June 30, 2025, respectively, compared to the prior year periods. The decrease in revenue is mainly related to a decrease in hardware revenue and software license revenue, as well as a decrease in implementation services revenue and professional services revenue for one-time revenues recognized in the prior year periods, partially offset by an increase in hardware maintenance revenue. Retail recurring revenue grew by 5% and 4% when comparing the three and six months ended June 30, 2025 to 2024, respectively.

Restaurants revenue increased 2% and decreased 2% for the three and six months ended June 30, 2025, respectively, compared to the prior year periods. The increase in revenue for the three months ended June 30, 2025 is related to an increase in payments processing revenue and hardware maintenance revenue, partially offset by a decline in implementation services revenue and software maintenance revenue as compared to the prior year period. The decrease in revenue for the six months ended June 30, 2025 is due to a decrease in implementation services revenue, software maintenance revenue, hardware revenue and cloud services revenue mainly related to one-time revenue recognized in the prior year period, partially offset by an increase in payments processing revenue as compared to the prior year period. Restaurants recurring revenue grew by 4% and 1% when comparing the three and six months ended June 30, 2025 to 2024, respectively.

Segment Adjusted EBITDA

For the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

Retail Adjusted EBITDA decreased 7% and 16% for the three and six months ended June 30, 2025, respectively, compared to the prior year periods, due to the decrease in hardware revenue and lower hardware-related gross margin, as well as lower one-time software revenue in 2025 as compared to the prior year periods.

Restaurants Adjusted EBITDA increased 10% and 9% for the three and six months ended June 30, 2025, respectively, compared to the prior year periods, due to favorable software and services revenue mix, as well as cost mitigation actions implemented during the second half of 2024.

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

As of June 30, 2025, our cash and cash equivalents totaled $276 million and our total debt was $1.1 billion. Our borrowing capacity under our senior secured credit facilities was $478 million as of June 30, 2025. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to business and other risk factors, including as detailed in our filings with the SEC. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

The following table summarizes our cash flows from operating activities, investing activities and financing activities the six months ended June 30, 2025 and 2024. The Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

	Six months ended June 30
In millions	2025	2024
Net cash provided by (used in) operating activities	$(284)	$27
Net cash provided by (used in) investing activities	(75)	(81)
Net cash provided by (used in) financing activities	(86)	15

Operating Activities Cash used in operating activities was $284 million in the six months ended June 30, 2025 compared to cash provided by operating activities of $27 million in the six months ended June 30, 2024. The increase in cash used in operating activities was driven by the payment of taxes related to the Digital Banking Sale of $284 million during the three months ended June 30, 2025, as well as movement in the net working capital accounts and discontinued operations in the prior year.

Capital Expenditures and Other Investing Activities Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $81 million and $125 million in capital expenditures during the six months ended June 30, 2025 and 2024, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business. During 2024, the Company paid $300 million to terminate its trade receivables facility and reacquired all of the outstanding trade receivables that had previously been sold by it. The Company collected $6 million of the purchased trade receivables during the six months ended June 30, 2025. Refer to Note 6, “Trade Receivables Facility” of the Notes to Condensed Consolidated Financial Statements for additional information.

Financing Activities Financing activities mainly relate to borrowings and repayments under our senior secured credit facilities as well as our unsecured senior notes. Financing activities also included dividends paid on the Series A preferred stock, proceeds from employee stock plans as well as payments made for share repurchases and tax withholding payments on behalf of employees for stock based awards that vested. During the six months ended June 30, 2025, the Company repurchased $69 million under our share repurchase program.

The following table summarizes information related to cash flows from discontinued operations related to the Digital Banking Sale and the Spin-Off of NCR Atleos:

In millions	Six months ended June 30
	2025	2024
Net cash provided by (used in) operating activities	$—	$83
Net cash provided by (used in) investing activities	—	(40)
Net cash provided by (used in) financing activities	—	—

Net cash provided by or used in operating activities of discontinued operations related to environmental obligations was cash used in operating activities of $11 million for the six months ended June 30, 2025 and $3 million cash provided by operating activities for the six months ended June 30, 2024.

Adjusted free cash flow NCR Voyix management uses a non-GAAP measure called “adjusted free cash flow-unrestricted” to assess the financial performance of the Company. We define adjusted free cash flow-unrestricted within the section titled “Non-GAAP Financial Measures and Use of Certain Terms” in Item 2 of this Form 10-Q. The table below reconciles net cash provided by operating activities to NCR Voyix’s non-GAAP measure of adjusted free cash flow-unrestricted for the six months ended June 30, 2025:

In millions	Six months ended June 30, 2025
Net cash provided by (used in) operating activities (GAAP)	$(284)
Expenditures for property, plant and equipment	(15)
Additions to capitalized software	(66)
Restricted cash settlement activity	3
Cash taxes paid for the Digital Banking Sale	284
Pension contributions	14
Collections on purchased trade receivables	6
Cash activity related to environmental discontinued operations	11
Acceleration projects	7
Adjusted free cash flow-unrestricted (non-GAAP)	$(40)

Long Term Borrowings The senior secured credit facilities include a term loan facility in an initial aggregate principal amount of $200 million, of which the Company repaid in full as of June 30, 2025. Additionally, the senior secured credit facilities include a five-year revolving credit facility with an aggregate principal amount of $500 million, of which zero was outstanding as of June 30, 2025. The revolving credit facility also contains a sub-facility to be used for letters of credit, and as of June 30, 2025, there were $22 million letters of credit outstanding.

As of June 30, 2025, we had outstanding $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $403 million in aggregate principal balance of 5.125% senior unsecured notes due in 2029 and $52 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

Refer to Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements, for additional information regarding debt transactions.

Employee Benefit Plans In 2025, we expect to make contributions of $12 million to our international pension plans and $21 million to our postemployment plan. For additional information, refer to Note 9, “Employee Benefit Plans”, of the Notes to Condensed Consolidated Financial Statements. During the six months ended June 30, 2025, the Company paid $14 million to NCR Atleos for contributions related to our International pension plans.

Series A Convertible Preferred Stock As of June 30, 2025, the redemption value of the Series A Preferred Stock was approximately $276 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the six months ended June 30, 2025 and 2024, the Company paid cash dividends of $8 million.

Prior to the close of business on October 17, 2023, the Series A Convertible Preferred Stock was convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As a result of the Spin-Off, the conversion rate of the Series A Convertible Preferred Stock was adjusted pursuant to its terms to 57.5601 shares of common stock per share of Series A Convertible Preferred Stock. As of June 30, 2025, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 15.9 million shares, which would represent approximately 10% of our outstanding common stock as of June 30, 2025, including the preferred shares on an as-converted basis.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at June 30, 2025 and December 31, 2024 were $147 million and $134 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of June 30, 2025, our cash and cash equivalents totaled $276 million and our total debt was $1.1 billion, excluding deferred fees. As of June 30, 2025, our borrowing capacity under the revolving credit facility was approximately $478 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Company’s 2024 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to environmental matters, debt servicing obligations, payments related to separation, transformation and restructuring initiatives, and in the long-term (i.e., beyond June 30, 2025) to meet our material cash requirements.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements use words such as “expect,” “anticipate,” “outlook,” “intend,” “plan,” “confident,” “believe,” “will,” “should,” “would,” “potential,” “positioning,” “proposed,” “planned,” “objective,” “likely,” “could,” “may,” and words of similar meaning, as well as other words or expressions referencing future events, conditions or circumstances. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act. Statements that describe or relate to the Company’s plans, goals, intentions, strategies, or financial outlook, and statements that do not relate to historical or current fact, are examples of forward-looking statements. Examples of forward-looking statements in this Quarterly Report include, without limitation, statements regarding: the Company’s plans, strategies or objectives for future operations; expectations regarding completing the Hardware Business Transition on a timely basis or at all and expectations regarding additional cost alignment initiatives; the estimated or anticipated future results and benefits of the Company’s plans and operations; the Company’s expectations of demand for its solutions and the impact thereof on the Company’s financial results in 2025; the Company’s ability to deliver increased value to customers and stockholders; the impact of tariffs and changes in global trade and the Company’s ability to mitigate any such impact; the Company’s ability to offset losses incurred from fraudulent ACH disbursements from a Company bank account identified in February 2024 through insurance proceeds. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of the Company’s control. Forward-looking statements are not guarantees of future performance, and there are a number of important factors that could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements, including those factors relating to: challenges with transforming and growing our business; our ability to achieve the expected benefits of the Digital Banking Sale; the impact of the Digital Banking Sale, including disruption to the Company's business in connection with the provision of transition services following the sale; our ability to realize the anticipated cost savings and other benefits related to the Hardware Business Transition and other challenges associated with the Hardware Business Transition; our ability to attract new customers, increase use of our platform by existing customers and cross-sell additional products and solutions; development and introduction of new, competitive solutions on a timely, cost-effective basis; risks related to tariffs, sanctions and trade barriers, and the related impact on macroeconomic conditions; the availability or applicability of tariff and duty exemptions to our products; our ability to compete effectively against new and existing competitors; our ability to maintain a consistently high level of customer service; our ability to successfully manage our profitability and cost reduction initiatives; integration of acquisitions and management of other strategic transactions; any unforeseen tax liabilities or impacts resulting from the Spin-Off, requests, requirements or penalties imposed by any governmental authorities related to certain existing liabilities; domestic and global economic and credit conditions and trade policies; downturn or consolidation in the financial services industry; difficulties and risks associated with developing and selling complex new solutions and enhancements, including those using artificial intelligence; risks and uncertainties associated with our payments-related business; disruptions in our data center hosting and public cloud facilities; any failures or delays in our efforts to modernize our information technology infrastructure; retention and attraction of key employees; defects, errors, installation difficulties or development delays; failure of third-party suppliers; a major natural disaster or catastrophic event; geopolitical and macroeconomic challenges or events or acts of terrorism; environmental exposures from historical manufacturing activities; the impact of cybersecurity incidents on our business, including the April 2023 ransomware incident, and efforts to prevent or mitigate such incidents and any related impacts on our operations; efforts to comply with applicable data protection and data privacy laws; our level of indebtedness; the terms governing our indebtedness; incurrence of additional debt or other liabilities or obligations; access to the capital markets and other sources of financing; our cash flow sufficiency to service our indebtedness; interest rate risks and increased costs of borrowings; the impact of certain changes in control relating to acceleration of our indebtedness; our obligations under other financing arrangements, or required repurchase of our senior unsecured notes; any lowering or withdrawal of the ratings assigned to our debt securities by rating agencies; unforeseen tax liabilities or changes in tax law; our failure to maintain effective internal control over financial reporting and disclosure controls and procedures and our ability to remediate material weaknesses in our internal control over financial reporting; the write down of the value of certain significant assets; allegations or claims by third parties that our products or services infringe on intellectual property rights of others, including claims against our customers and claims by our customers to defend and indemnify them with respect to such claims; protection of our intellectual property; changes to our tax rates and additional income tax liabilities; and uncertainties regarding regulations, lawsuits and other related matters; rights preferences and privileges of holders of our Series A Convertible Stock compared to the rights of our common stockholders; impact of the terms of our Series A Convertible Preferred Stock relating to voting power, share dilution and market price of our common stock; actions or proposals from stockholders that do not align with our business strategies or the interest of our stockholders; and other factors presented in “Item 1A-Risk Factors” of our most recent Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent filings we make with the U.S. Securities and Exchange Commission (“SEC”), which we advise you to review.

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

Foreign Exchange Risk

Since a portion of our operations and revenue occur outside the United States, and in currencies other than the U.S. Dollar, our results can be significantly impacted by changes in foreign currency exchange rates. We have exposure to approximately 25 functional currencies and are exposed to foreign currency exchange risk with respect to our sales, profits and assets and liabilities denominated in currencies other than the U.S. Dollar. Although we use financial instruments to hedge certain foreign currency risks, we are not fully protected against foreign currency fluctuations and our reported results of operations could be affected by changes in foreign currency exchange rates. To manage our exposures and mitigate the impact of currency fluctuations on the operations of our foreign subsidiaries, we hedge our main transactional exposures. We use derivatives not designated as hedging instruments consisting primarily of forward contracts to hedge foreign currency denominated balance sheet exposures. For these derivatives we recognize gains and losses in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures.

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of $2 million as of June 30, 2025. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $3 million as of June 30, 2025. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was weaker in the second quarter of 2025 compared to the second quarter of 2024 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

Approximately 100% of our borrowings were on a fixed rate basis as of June 30, 2025 and we did not have any outstanding interest rate derivative contracts as of June 30, 2025. We are subject to interest rate risk related to variable-rate debt when we borrow from our Revolving Credit Facility. As of June 30, 2025 and December 31, 2024, we had no borrowings under the facility.

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

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of June 30, 2025, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. Based on this evaluation, the Company’s Chief Executive and Chief Financial Officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2017, the Board approved a share repurchase program, with no expiration from the date of authorization, that provided for the repurchase of up to $300 million of the Company’s common stock (the “Repurchase Program,” as amended). In July 2018, the Board authorized an incremental $200 million of share repurchases under the Repurchase Program. On May 6, 2025, the Board amended and restated the Repurchase Program to (1) add an incremental $172 million of repurchase authority under the program, taking the total aggregate repurchase authority under the program to $200 million, and (2) to expand the repurchase authority to apply to repurchases of the Company’s Series A preferred stock, in addition to common stock. As of June 30, 2025, the Repurchase Program had an existing aggregate remaining repurchase authority of $200 million.

We may utilize the Repurchase Program from time to time to opportunistically repurchase common stock and Series A preferred stock based on varying factors. The timing and amount of repurchases under the Repurchase Program will depend upon varying factors, including stock price, the Company’s performance, market conditions and other possible uses of cash. Repurchases under the Repurchase Program may be made from time to time in open market purchases, privately negotiated transactions, accelerated stock repurchase programs, issuer self-tender offers or otherwise. The repurchases will be made in compliance with applicable securities laws and may be discontinued at any time.

The Company’s 2017 Stock Incentive Plan allows shares to be surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted stock units. The following table sets forth information with respect to our repurchases of shares of common stock (including shares surrendered to satisfy tax withholding) during the three months ended June 30, 2025.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(2)
4/1/2025 - 4/30/2025	830,385	$8.86	825,808	$28
5/1/2025 - 5/31/2025	32,456	$10.56	—	$200
6/1/2025 - 6/30/2025	2,129	$10.82	—	$200

(1) For the three months ended June 30, 2025, approximately 39,162 shares were surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted stock units issued to employees under the 2017 Stock Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
(2) Represents amounts available for repurchases under the Repurchase Program as of June 30, 2025. On May 6, 2025, the Board amended and restated the existing Repurchase Program to increase the total aggregate authority for future repurchases under the program to $200 million.

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

Item 5.    OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.     EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Voyix Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024; (ii) our condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024; (iii) our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024; (iv) our condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024; (v) our condensed consolidated statements of changes in stockholder’s equity for the three and six months ended June 30, 2025 and 2024; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR VOYIX CORPORATION

Date:	August 7, 2025	By:	/s/ Anthony Radesca
Anthony Radesca Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)