Form 10-Q
period 2026-03-31
NCR Voyix Corp
filed 2026-05-07
CIK 70866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
As of April 30, 2026, there were approximately 137,807,175 shares of the registrant’s common stock issued and outstanding.

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS
NCR Voyix Corporation
Condensed Consolidated Statements of Operations (Unaudited)

In millions, except per share amounts	Three months ended March 31
	2026	2025
Product revenue	$149	$152
Service revenue	457	460
Total revenue	606	612
Cost of products	142	145
Cost of services	334	333
Selling, general and administrative expenses	110	115
Research and development expenses	39	40
Total operating expenses	625	633
Income (loss) from operations	(19)	(21)
Interest expense	(15)	(15)
Other income (expense), net	(7)	8
Income (loss) from continuing operations before income taxes	(41)	(28)
Income tax expense (benefit)	(39)	(7)
Income (loss) from continuing operations	(2)	(21)
Income (loss) from discontinued operations, net of tax	(3)	4
Net income (loss) attributable to NCR Voyix	$(5)	$(17)
Amounts attributable to NCR Voyix common stockholders:
Income (loss) from continuing operations	$(2)	$(21)
Series A convertible preferred stock dividends	(3)	(4)
Income (loss) from continuing operations attributable to NCR Voyix common stockholders	(5)	(25)
Income (loss) from discontinued operations, net of tax attributable to NCR Voyix common stockholders	(3)	4
Net income (loss) attributable to NCR Voyix common stockholders	$(8)	$(21)
Income (loss) per share attributable to NCR Voyix common stockholders:
Income (loss) per common share from continuing operations
Basic	$(0.04)	$(0.18)
Diluted	$(0.04)	$(0.18)
Net income (loss) per common share
Basic	$(0.06)	$(0.15)
Diluted	$(0.06)	$(0.15)
Weighted average common shares outstanding
Basic	139.0	139.9
Diluted	139.0	139.9

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

In millions	Three months ended March 31
	2026	2025
Net income (loss)	$(5)	$(17)
Other comprehensive income (loss):
Currency translation adjustments
Currency translation gains (loss)	(9)	4
Other comprehensive income (loss)	(9)	4
Comprehensive income (loss) attributable to NCR Voyix common stockholders	$(14)	$(13)

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except per share amounts	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$232	$231
Accounts receivable, net of allowances of $19 and $21 as of March 31, 2026 and December 31, 2025, respectively	457	470
Inventories	159	217
Restricted cash, current	11	8
Prepaid and other current assets	314	176
Current assets of discontinued operations	1	1
Total current assets	1,174	1,103
Property, plant and equipment, net	171	174
Goodwill	1,519	1,520
Intangibles, net	76	83
Operating lease assets	204	208
Prepaid pension cost	49	50
Deferred income taxes	195	185
Other assets	535	598
Total assets	$3,923	$3,921
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$371	$346
Payroll and benefits liabilities	95	97
Contract liabilities	223	199
Settlement liabilities	9	10
Other current liabilities	409	409
Current liabilities of discontinued operations	3	4
Total current liabilities	1,110	1,065
Long-term debt	1,100	1,100
Pension and indemnity plan liabilities	134	136
Postretirement and postemployment benefits liabilities	33	32
Income tax accruals	46	51
Operating lease liabilities	219	226
Other liabilities	146	156
Total liabilities	2,788	2,766
Commitments and Contingencies (Note 9)
Series A convertible preferred stock: par value $0.01 per share, 3.0 shares authorized, 0.2 shares issued and outstanding as of March 31, 2026 and December 31, 2025; redemption amount and liquidation preference of $207 as of March 31, 2026 and December 31, 2025	207	207
Stockholders’ equity (deficit)
NCR Voyix stockholders’ equity (deficit)
Preferred stock: par value $0.01 per share, 100.0 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock: par value $0.01 per share, 500.0 shares authorized, 138.5 and 138.1 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Paid-in capital	824	827
Retained earnings (deficit)	551	559
Accumulated other comprehensive income (loss)	(448)	(439)
Total NCR Voyix stockholders’ equity (deficit)	928	948
Noncontrolling interests in subsidiaries	—	—
Total stockholders’ equity (deficit)	928	948
Total liabilities and stockholders’ equity (deficit)	$3,923	$3,921
See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

In millions	Three months ended March 31
	2026	2025
Operating activities
Net income (loss)	$(5)	$(17)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	53	60
Stock-based compensation expense	8	9
Deferred income taxes	(10)	(6)
Impairment of other assets	1	—
Loss (gain) on disposal of property, plant and equipment and other assets, net	9	—
Changes in assets and liabilities:
Receivables	15	(31)
Inventories	(47)	(14)
Current payables and accrued expenses	21	(30)
Contract liabilities	23	9
Employee benefit plans	(11)	8
Other assets and liabilities	(15)	(30)
Net cash provided by (used in) operating activities	$42	$(42)
Investing activities
Capital expenditures	(36)	(39)
Collections on purchased trade receivables	1	4
Collections on non-operating receivables	17	—
Sale (purchase) of intangible assets	(3)	—
Net cash provided by (used in) investing activities	$(21)	$(35)
Financing activities
Payments on revolving credit facilities	(60)	(7)
Borrowings on revolving credit facilities	60	7
Cash dividend paid for Series A preferred shares dividends	(3)	(4)
Repurchases of common stock	(9)	(62)
Proceeds from employee stock plans	2	2
Tax withholding payments on behalf of employees	(4)	(6)
Principal payments for finance lease obligations	(4)	(4)
Net cash provided by (used in) financing activities	$(18)	$(74)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1
Increase (decrease) in cash, cash equivalents, and restricted cash	$3	$(150)
Cash, cash equivalents and restricted cash at beginning of period	243	758
Cash, cash equivalents and restricted cash at end of period	$246	$608

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	NCR Voyix Stockholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)			Total
December 31, 2025	138	$1	$827	$559	$(439)	$—	$948
Comprehensive income:
Net income (loss)	—	—	—	(5)	—	—	(5)
Other comprehensive income (loss)	—	—	—	—	(9)	—	(9)
Total comprehensive income (loss)	—	—	—	(5)	(9)	—	(14)
Employee stock purchase and stock compensation plans	2	—	6	—	—	—	6
Series A convertible preferred stock dividends	—	—	—	(3)	—	—	(3)
Repurchase of NCR Voyix common stock	(1)	—	(9)	—	—	—	(9)
March 31, 2026	139	$1	$824	$551	$(448)	$—	$928

	NCR Voyix Stockholders
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Noncontrolling Interests in Subsidiaries
In millions	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)			Total
December 31, 2024	142	$1	$866	$535	$(469)	$(2)	$931
Comprehensive income:
Net income (loss)	—	—	—	(17)	—	—	(17)
Other comprehensive income (loss)	—	—	—	—	4	—	4
Total comprehensive income (loss)	—	—	—	(17)	4	—	(13)
Employee stock purchase and stock compensation plans	1	—	5	—	—	—	5
Series A convertible preferred stock dividends	—	—	—	(4)	—	—	(4)
Spin-Off of NCR Atleos	—	—	—	(18)	16	2	—
Repurchase of NCR Voyix common stock	(5)	—	(62)	—	—	—	(62)
March 31, 2025	138	$1	$809	$496	$(449)	$—	$857

See Notes to Condensed Consolidated Financial Statements.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements have been prepared by NCR Voyix Corporation (“NCR Voyix”, the “Company”, “we” or “us”) without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for the interim periods are not necessarily indicative of results to be expected for the full year. The 2025 year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Spin-off of NCR Atleos On October 16, 2023, we completed the spin-off of our ATM-focused business, including our self-service banking, payments & network, and telecommunications and technology businesses, into an independent publicly traded company, NCR Atleos Corporation and its consolidated subsidiaries (collectively hereinafter “NCR Atleos”). The spin-off of NCR Atleos (the “Spin-Off”) was effectuated through a pro rata distribution of all outstanding shares of NCR Atleos common stock to holders of our common stock as of the close of business on October 2, 2023 (the “record date”). We distributed one share of NCR Atleos common stock for every two common shares of our outstanding common stock as of the record date. Shareholders received cash in lieu of fractional shares of Atleos common stock. The Spin-Off is expected to qualify as a tax-free distribution for U.S. federal income tax purposes. The Company retains no ownership interest in NCR Atleos. The accounting requirements for reporting the Spin-Off of NCR Atleos as a discontinued operation were met when the separation was completed. Accordingly, the financial results for NCR Atleos are presented as net income (loss) from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations. Refer to Note 2, “Discontinued Operations” for additional information.

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

Sale of Digital Banking On September 30, 2024, the Company completed the sale of its Digital Banking segment businesses (the “Digital Banking Sale”) to an affiliate of The Veritas Capital Fund VIII, L.P. (the “Buyer”). The purchase price for the transaction was $2.45 billion in cash, subject to a post-closing adjustment, as well as contingent consideration of up to an additional $100 million in cash upon the achievement of a specified return on the Buyer’s invested capital at the time of any future sale. The Company records contingent consideration at fair value based on the consideration expected to be transferred, which was estimated to be zero as of March 31, 2026. The accounting requirements for reporting the Digital Banking Sale as a discontinued operation were met when the definitive agreement was signed. In connection with the Digital Banking Sale, the Company and the Buyer entered into certain agreements, including a transition services agreement, providing for the performance of certain services by the Company for the benefit of the Buyer for a period of time after the Digital Banking Sale.

Transition of Hardware Business to ODM Model In August 2024, the Company announced its entry into a commercial agreement with Ennoconn Corporation (“Ennoconn”) to transition its self-checkout and point-of-sale hardware businesses to an outsourced design and manufacturing model, including the sale of certain assets relating to these businesses (the “Hardware Business Transition”). Under the terms of the agreement, Ennoconn designs, manufactures, warrants, supplies, and ships self-checkout and point-of sale hardware directly to the Company’s customers and the Company sells hardware to its customers as a sales agent for Ennoconn and continues to provide its point-of sale and self-checkout software as well as key support and maintenance services. During the three months ended March 31, 2026, the Company sold inventory to Ennoconn as part of the Hardware Business Transition and recorded a loss of $12 million in Other income (expense), net in the Condensed Consolidated Statements of Operations. Under ASC 610‑20, the inventory sale resulted in the recognition of a receivable within Prepaid and other current assets in the Condensed Consolidated Balance Sheets, with subsequent cash collections reflected as investing cash inflows in the Condensed Consolidated Statements of Cash Flows. Beginning on April 1, 2026, the Company began recording commission revenue from point-of-sale and self-checkout hardware sales as an agent for Ennoconn on a net basis, excluding the costs paid to Ennoconn.

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

Cyber ransomware incident On April 13, 2023, the Company determined that a single data center outage impacting certain of its commerce customers was caused by a cyber ransomware incident. Upon such determination, the Company immediately started contacting customers, enacted its cybersecurity protocol and engaged outside experts to contain the incident and begin the recovery process. The Company concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Our investigation also concluded that no financial reporting systems were impacted. As of March 31, 2026, the Company has incurred a cumulative $47 million of expenses related to the cyber ransomware incident and has recovered $37 million under our insurance policies. We are still pursuing insurance recoveries in connection with this matter. We may incur additional costs relating to this incident in the future, including expenses to respond to this matter, payment of damages or other costs to customers or others. At this time we do not believe additional costs incurred as a result of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition; however, we remain subject to risks and uncertainties as a result of the incident.

ACH Disbursements In February 2024, the Company identified fraudulent automated clearing house (“ACH”) disbursements from a Company bank account. The cumulative amount of these disbursements totaled $34 million. As of March 31, 2026, the Company has recovered approximately $16 million of fraudulent disbursements from the Company’s banks and is pursuing insurance recoveries in connection with this matter.

Repurchases of Common Stock In May, 2025, the Board approved an amended and restated share repurchase program (the “Repurchase Program”), with no expiration from the date of authorization, that provided for a total aggregate repurchase authority of $200 million, to repurchase shares of the Company’s common stock and Series A preferred stock. Taking into account prior repurchases under the Repurchase Program, on February 12, 2026, the Board amended the Repurchase Program to replenish and add an incremental $178 million of repurchase authority under the program, which brought the total remaining aggregate repurchase authority under the program at the time to $300 million. During the three months ended March 31, 2026, the Company repurchased $9 million of common stock under the Repurchase Program.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Cash, Cash Equivalents, and Restricted Cash The reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows is as follows:

In millions		March 31
	Balance Sheet Location	2026	2025
Cash and cash equivalents	Cash and cash equivalents	$232	$573
Short term restricted cash	Restricted cash, current	3	—
Long term restricted cash	Other assets	3	3
Cash included in settlement processing assets	Restricted cash, current	8	32
Total cash, cash equivalents and restricted cash		$246	$608

Supplemental Cash Flow Information During the three months ended March 31, 2026, the Company sold $101 million of inventory to Ennoconn as part of the Hardware Business Transition, recorded receivables of $89 million and recorded a loss of $12 million from the sale. Cash collected on the receivables during the three months ended March 31, 2026 was $17 million and is reflected within “Collections on non-operating receivables” in the Condensed Consolidated Statements of Cash Flows.

Contract Assets and Liabilities The following table presents the net contract liability balances as of March 31, 2026 and December 31, 2025.

In millions	Location in the Condensed Consolidated Balance Sheet	March 31, 2026	December 31, 2025
Current portion of contract liabilities	Contract liabilities	$223	$199
Non-current portion of contract liabilities	Other liabilities	$11	$12

During the three months ended March 31, 2026, the Company recognized $110 million in revenue that was included in contract liabilities as of December 31, 2025.

Remaining Performance Obligations Remaining performance obligations represent the revenue that has not yet been recognized, which includes deferred revenue and non-cancellable amounts that will be invoiced and recognized in future periods. As of March 31, 2026, the aggregate amount of the remaining performance obligations was approximately $1.0 billion. The Company expects to recognize revenue on more than three-quarters of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter.

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

Capitalized Software Capitalized development costs for internal-use software and software that will be sold, leased or otherwise marketed were $306 million and $302 million as of March 31, 2026 and December 31, 2025, respectively, presented within Other assets on the Condensed Consolidated Balance Sheets. Capital expenditures related to capitalized software were $33 million and $31 million during the three months ended March 31, 2026 and 2025, respectively.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. The update improves the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this guidance may have on its consolidated financial statements and related disclosures.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software. This update revises the recognition guidance for internal-use software by eliminating the previous model based on software development stages and introducing a principles-based approach. Under the new guidance, capitalization begins when the Company has authorized and committed to funding the project, and it is probable that the software will be completed and used for its intended purpose. This ASU is effective for interim periods and fiscal years beginning after December 15, 2027. The amendment may be applied on a prospective, retrospective or modified retrospective basis. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Clarifying the Effective Date. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company plans to adopt ASU 2025-01 and conform to the applicable disclosure when it becomes effective for the Annual Report on Form 10-K for the year ending December 31, 2026. Other than the new disclosure requirements, the Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

Although there are other new accounting pronouncements issued by the FASB and not yet adopted by or effective for the Company, the Company does not believe any of these accounting pronouncements will have a material impact on its consolidated financial statements.

2. DISCONTINUED OPERATIONS

Spin-Off of NCR Atleos

On October 16, 2023, the Company completed the Spin-Off of NCR Atleos into an independent publicly traded company. Refer to Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information regarding the Spin-Off. The historical results of NCR Atleos have been presented as discontinued operations. The Company’s presentation of discontinued operations excludes general corporate overhead costs that did not meet the requirements to be presented as discontinued operations. As of March 31, 2025, all historical results of NCR Atleos have been presented as discontinued operations. Income (loss) from discontinued operations, net of tax, related to the Spin-Off of NCR Atleos was zero income or loss from discontinued operations for the three months ended March 31, 2025. No net cash was provided by or used in operating activities for discontinued operations related to the Spin-Off of NCR Atleos for the three months ended March 31, 2025.

Japan Bank Technology Solutions Sale

On March 16, 2026, the Company signed a definitive agreement to sell its bank technology solutions business in Japan. The sale of the Japan bank technology solutions business is a continuation of the Company’s strategic shift to exit the banking industry and focus on the core retail and restaurant segments. The purchase price for the transaction is expected to be $32 million in cash, subject to a post-closing adjustment, and is expected to close by the end of 2026.

The accounting requirements for reporting the Japan bank technology solutions business sale as a discontinued operation were met when the definitive agreement was signed. Accordingly, the financial results for the Japan bank technology solutions business for the three months ended March 31, 2026 and 2025 are presented as net income (loss) from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations. The Company’s presentation of discontinued operations excludes general corporate overhead costs that did not meet the requirements to be presented as discontinued operations. Income (loss) from discontinued operations, net of tax, related to the Japan bank technology solutions business was a loss from discontinued operations, net of tax of $2 million and income from discontinued operations, net of tax of $1 million for the three months ended March 31, 2026 and 2025, respectively. Net liabilities of discontinued operations related to the Japan bank technology solutions business were $2 million and $3 million as of March 31, 2026 and December 31, 2025, respectively. Net cash provided by or used in operating activities of discontinued operations related to the Japan bank technology solutions business was $1 million of net cash used in operating activities and $2 million of net cash provided by operating activities for the three months ended March 31, 2026 and 2025, respectively.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Environmental Matters

The costs and insurance recoveries relating to certain environmental obligations associated with discontinued operations, including those relating to the Fox River and Kalamazoo River matters, are presented in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. Income (loss) from discontinued operations, net of tax, related to environmental matters was a loss of $1 million for the three months ended March 31, 2026 and income of $3 million for the three months ended March 31, 2025. Net cash provided by or used in operating activities of discontinued operations related to environmental obligations was $6 million of net cash used in operating activities for the three months ended March 31, 2026 and $7 million of net cash used in operating activities for the three months ended March 31, 2025. Refer to Note 9, “Commitments and Contingencies” for further information.

3. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill by Segment The carrying amounts of goodwill by segment as of March 31, 2026 and December 31, 2025 are included in the table below. Foreign currency fluctuations are included within other adjustments.

	December 31, 2025						March 31, 2026
In millions	Goodwill	Accumulated Impairment	Total	Additions	Impairment	Other	Goodwill	Accumulated Impairment	Total
Retail	$1,084	$(34)	$1,050	$—	$—	$(1)	$1,083	$(34)	$1,049
Restaurants	493	(23)	470	—	—	—	493	(23)	470
Total goodwill	$1,577	$(57)	$1,520	$—	$—	$(1)	$1,576	$(57)	$1,519

Identifiable Intangible Assets The Company’s purchased intangible assets, reported in Intangibles, net in the Condensed Consolidated Balance Sheets, were specifically identified when acquired, and are deemed to have finite lives. The gross carrying amount and accumulated amortization for the Company’s identifiable intangible assets were as set forth in the table below.

	Amortization Period (in Years)	March 31, 2026		December 31, 2025
In millions		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets
Reseller & customer relationships	1 - 20	$322	$(283)	$322	$(280)
Intellectual property	2 - 8	360	(324)	360	(320)
Tradenames	1 - 10	63	(62)	63	(62)
Total identifiable intangible assets		$745	$(669)	$745	$(662)

Amortization expense related to identifiable intangible assets for the following periods is:

	Three months ended March 31
In millions	2026	2025
Amortization expense	$7	$6

The estimated aggregate amortization expense for identifiable intangible assets for the following periods is:

		For the years ended December 31
In millions	Remainder of 2026	2027	2028	2029	2030	2031
Amortization expense	$18	$21	$11	$8	$7	$4

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
4. SEGMENT INFORMATION AND CONCENTRATIONS

Subsequent to the Digital Banking Sale and the Spin-Off, as described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, the Company manages and reports the following two segments:

•Retail - Our Retail segment primarily serves enterprise and mid-market retailers in the convenience, fuel & retail; grocery, drug & mass merchandise; and department & specialty retail industries. Our retail solutions provide end-to-end connectivity to a customer’s operations, including, but not limited to the following operational activities, point-of-sale (“POS”), inventory management, fraud and loss prevention, loyalty and consumer engagement. Additionally, these solutions include open application program interface (“API”) connectivity to retail software platforms and applications, hardware terminals, self-service kiosks, including self-checkout (“SCO”), payment processing and merchant acquiring solutions and barcode scanners.

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

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to any of our two individual reportable segments along with certain non-strategic businesses that are considered immaterial operating segment(s), as well as commercial agreements with NCR Atleos. As disclosed in Note 2, “Discontinued Operations”, the Japan bank technology solutions business sale qualified as a discontinued operation during the three months ended March 31, 2026, and all revenue and expenses historically reported within Corporate and Other are presented in net income (loss) from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations for all periods presented.

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

The following table presents summarized financial information for the Company’s reportable segments for the three months ended March 31, 2026:

In millions	Retail	Restaurants	Total
Revenue by Segment	$427	$179	$606
Other			—
Total Revenue			$606
Cost of Revenue	295	95
Other segment items(1)	54	30
Segment Adjusted EBITDA	$78	$54	$132

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents summarized financial information for the Company’s reportable segments for the three months ended March 31, 2025:

In millions	Retail	Restaurants	Total
Revenue by Segment	$420	$191	$611
Other			1
Total Revenue			$612
Cost of Revenue	301	99
Other segment items(1)	54	33
Segment Adjusted EBITDA	$65	$59	$124
(1)Other segment items primarily includes selling, general and administrative expenses and research and development expenses.

The following table reconciles Segment Adjusted EBITDA to Net income (loss) from continuing operations attributable to NCR Voyix:

In millions	Three months ended March 31
	2026	2025
Segment Adjusted EBITDA	$132	$124
Corporate and other income and expenses not allocated to reportable segments	54	50
Depreciation and amortization	46	50
Acquisition-related amortization of intangibles	7	6
Interest expense	15	15
Interest income	—	(6)
Income tax expense (benefit)	(39)	(7)
Stock-based compensation expense	8	9
Transformation and restructuring costs(1)	23	21
Strategic initiatives(2)	18	7
Litigation costs(3)	2	—
Net income (loss) from continuing operations attributable to NCR Voyix	$(2)	$(21)
(1)Represents integration, severance, and other exit and disposal costs which are considered non-operational in nature.
(2)Represents professional fees related to strategic initiatives which are considered non-operational in nature, as well as certain costs incurred related to the Hardware Business Transition.
(3)Represents costs related to a certain litigation matter, net of expected indemnity recoveries from NCR Atleos, as discussed in Note 9, “Commitments and Contingencies”.

Revenue is attributed to the geographic area to which the product is delivered or in which the service is provided. The following table presents revenue by geographic area for the Company:

In millions	Three months ended March 31
	2026	2025
United States	$375	$383
Americas (excluding United States)	38	43
Europe, Middle East and Africa	138	132
Asia Pacific	55	54
Total revenue	$606	$612

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The following table presents the recurring revenue and all other products and services revenue that is recognized at a point in time for the Company:

In millions	Three months ended March 31
	2026	2025
Recurring revenue(1)	$419	$404
All other products and services	187	208
Total revenue	$606	$612
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

5. DEBT OBLIGATIONS

The following table summarizes the Company’s short-term borrowings and long-term debt:

	March 31, 2026		December 31, 2025
In millions, except percentages	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-Term Borrowings
Current portion of Senior Secured Credit Facility(1)	$—	—%	$—	—%
Total short-term borrowings	$—		$—
Long-Term Debt
Senior Secured Credit Facility:
Term loan facility(1)	$—	—%	$—	—%
Revolving credit facility(1)	—	—%	—	—%
Senior notes:
5.000% Senior Notes due 2028	650		650
5.125% Senior Notes due 2029	403		403
5.250% Senior Notes due 2030	52		52
Deferred financing fees	(5)		(5)
Total long-term debt	$1,100		$1,100
(1)Interest rates are weighted-average interest rates as of March 31, 2026 and December 31, 2025.

Senior Secured Credit Facility On October 16, 2023, the Company entered into a senior secured credit agreement, with certain subsidiaries of the Company party thereto as foreign borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”). This credit agreement provides for senior secured credit facilities in an aggregate principal amount of $700 million, comprised of (i) a five-year multicurrency revolving credit facility in the aggregate principal amount of $500 million (including (a) a letter of credit sub-facility in an aggregate principal amount of up to $75 million and (b) a sub-facility in an aggregate principal amount of up to $200 million for borrowings and letters of credit in certain agreed foreign currencies) (the “Revolving Credit Facility,” and the loans thereunder, the “Revolving Loans”) and (ii) a five-year term loan “A” facility in an aggregate principal amount of $200 million (the “Term Loan A Facility,” and the loans thereunder, the “Term A Loans” and, the Term Loan A Facility, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The Revolving Credit Facility contains customary representations and warranties, affirmative covenants and negative covenants. The negative covenants limit the Company’s and its subsidiaries’ ability, subject to customary exceptions and permitted baskets, to, among other things, incur indebtedness, create liens on the Company’s or its subsidiaries’ assets, engage in fundamental changes, make investments, sell or otherwise dispose of assets, engage in sale-leaseback transactions, make restricted payments, repay subordinated indebtedness, engage in certain transactions with affiliates and enter into agreements restricting the ability of the Company’s subsidiaries to make distributions to the Company or incur liens on their assets.

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

Senior Unsecured Notes On August 20, 2020, the Company issued $650 million aggregate principal amount of 5.000% senior unsecured notes due in 2028 (the “5.000% Notes”) and $450 million aggregate principal amount of 5.250% senior unsecured notes due in 2030 (the “5.250% Notes”). Interest is payable on each of the 5.000% and 5.250% Notes semi-annually and in arrears on April 1 and October 1. The 5.000% and 5.250% Notes were sold at 100% of the principal amount and will mature on October 1, 2028 and October 1, 2030, respectively.

The Company has the option to redeem the 5.000% Notes, in whole or in part, at any time, at a redemption price of 101.250% and 100% during the 12-month periods commencing on October 1, 2024 and 2025 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.

Prior to October 1, 2025 with respect to the 5.250% Notes, the Company could have redeemed some or all of such series of Notes by paying a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus the Applicable Premium, as defined in the indenture governing the applicable series of notes, plus accrued and unpaid interest to, but excluding, the redemption date (subject to the right of holders of record of the Notes on the relevant record date to receive interest due on the relevant interest payment date).

The Company has the option to redeem the 5.250% Notes, in whole or in part, at any time on or after October 1, 2025, at a redemption price of 102.625%, 101.750%, 100.875%, and 100% during the 12-month periods commencing on October 1, 2025, 2026, 2027 and 2028 and thereafter, respectively, plus accrued and unpaid interest to the redemption date.

On April 6, 2021, the Company issued $1.2 billion aggregate principal amount of 5.125% senior unsecured notes due 2029 (the “5.125% Notes”). Interest is payable on the 5.125% Notes semi-annually and in arrears on April 15 and October 15 of each year. The 5.125% Notes will mature on April 15, 2029.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
offers and the final settlement, the Company purchased approximately $398 million aggregate principal amount of the 5.250% Notes and $797 million aggregate principal amount of the 5.125% Notes.

The senior unsecured notes are the Company’s senior unsecured obligations and are jointly and severally unconditionally guaranteed on a senior unsecured basis by the Company’s domestic material subsidiaries, subject to certain limitations, that guarantee the Company’s Senior Secured Credit Facilities pursuant to supplemental indentures governing each applicable series of senior unsecured notes. The indentures governing the senior unsecured notes contain customary events of default, including, among other things, payment default, exchange default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indentures also include customary covenants typical of high‑yield indentures, including negative covenants that, subject to customary exceptions and permitted baskets, limit the Company’s and its restricted subsidiaries’ ability to incur additional indebtedness, create liens, sell or otherwise dispose of assets, engage in certain fundamental corporate changes or changes to lines of business, make certain investments or material acquisitions, engage in sale‑leaseback or hedging transactions, repurchase common stock, pay dividends or make similar distributions of capital stock, repay certain indebtedness, engage in certain affiliate transactions and enter into agreements that restrict the ability of subsidiaries to create liens, pay dividends or make loan repayments. If the senior unsecured notes are assigned an “investment grade” rating by Moody’s or S&P and no default has occurred or is continuing, certain covenants will be terminated.

Fair Value of Debt The Company utilized Level 2 inputs, as defined in the fair value hierarchy, to measure the fair value of the long-term debt, which, as of March 31, 2026 and December 31, 2025 was $1.06 billion and $1.09 billion, respectively. Management’s fair value estimates were based on quoted prices for recent trades of the Company’s long-term debt, quoted prices for similar instruments, and inquiries with certain investment communities.

6. INCOME TAXES

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. Income tax benefit from continuing operations was $39 million for the three months ended March 31, 2026, compared to income tax benefit of $7 million for the three months ended March 31, 2025. The increase in the income tax benefit was primarily driven by changes to the estimated full-year valuation allowance and withholding taxes, changes in the geographic earnings mix, and a higher loss from continuing operations before taxes for the three months ended March 31, 2026, compared to the prior year.

7. STOCK COMPENSATION PLANS

As of March 31, 2026, the Company’s stock-based compensation consisted of restricted stock units and employee stock purchase plan. Stock-based compensation expense for the following periods were:

In millions	Three months ended March 31
	2026	2025
Restricted stock units	$7	$8
Employee stock purchase plan	1	1
Stock-based compensation expense	8	9
Tax expense (benefit)	(1)	2
Stock-based compensation expense (net of tax)	$7	$11
Stock-based compensation expense is recognized in the Condensed Consolidated Financial Statements based upon fair value.

On March 2, 2026, the Company granted market-based restricted stock units vesting on March 2, 2029. The fair value of the awards was determined based on the grant date fair value and will be recognized over the requisite service period.

The table below details the significant assumptions used in determining the fair value of the market-based restricted stock units granted on March 2, 2026:

Dividend yield	—%
Risk-free interest rate	3.46%
Expected volatility	44.25%

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Expected volatility for these restricted stock units is calculated as the historical volatility of the Company’s stock over a period of approximately three years, as management believes this is the best representation of prospective trends. The risk-free interest rate was determined based on a three year U.S. Treasury yield curve in effect at the time of the grant.

As of March 31, 2026, the total unrecognized compensation cost of $95 million related to unvested restricted stock grants is expected to be recognized over a weighted average period of approximately 2.5 years under the endpoint method. As of March 31, 2026, all stock option grants have vested.

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

For the three months ended March 31, 2026, employees purchased 0.5 million shares, at a discounted price of $5.38. For the three months ended March 31, 2025, employees purchased 0.4 million shares, at a discounted price of $8.29.

8. EMPLOYEE BENEFIT PLANS

Employer Contributions

Pension For the three months ended March 31, 2026, the Company contributed $3 million to its international pension plans. The Company anticipates contributing an additional $9 million to its international pension plans for a total of $12 million in 2026. Following the Spin-Off, NCR Atleos assumed the U.S. and certain international pension plan assets and liabilities, along with the associated deferred costs in accumulated other comprehensive loss, which were previously sponsored by the Company. Pursuant to the terms of the Spin-Off transaction documents, the Company is required to contribute 50% of the annual costs of the U.S. pension plan to NCR Atleos to the extent NCR Atleos contributes more than $40 million on an annual basis beginning with the plan year ending December 31, 2024.

Postemployment For the three months ended March 31, 2026, the Company contributed $11 million to its postemployment plan. The Company anticipates contributing an additional $10 million to its postemployment plan for a total of $21 million in 2026.

9. COMMITMENTS AND CONTINGENCIES

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

On July 2, 2024, the Company filed a notice of appeal and a $45 million supersedeas bond to stay execution pending appeal. The appellate court heard oral arguments on August 12, 2025, and on August 26, 2025, the appellate court affirmed the decision of the district court. The Company’s petition for rehearing en banc was denied. In February 2026, the matter was remanded back to the district court for further proceedings to finalize the amount owed to plaintiffs. Prior to resolution by the court, in April 2026, the parties reached a settlement to resolve all issues associated with damages owed to plan participants, interest, and attorney’s fees, for a payment of $48 million. In exchange the Company will receive a class-wide release of claims. The settlement will need to be approved by the court before it is finalized. This settlement is subject to an indemnity obligation by NCR Atleos to contribute 50% of the settlement amount. The Company also intends to seek reimbursement of the settlement amount from its insurance carriers to the extent of its coverage under applicable fiduciary liability insurance policies, however there can be no guarantee as to the extent of any insurance recovery. As of March 31, 2026, the Company has recorded an accrual of $48 million, as well as a receivable from NCR Atleos for $24 million, in connection with this matter.

Environmental Matters The Company’s facilities and operations are subject to a wide range of environmental protection laws, and the Company has investigatory and remedial activities underway at a number of facilities that it currently owns or operates, or formerly owned or operated, to comply, or to determine compliance, with such laws. Also, the Company has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (“PRP”) at a number of sites pursuant to various state and federal laws, including the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state statutes. Following the Spin-Off, the Company retains the responsibility to manage the identified environmental liabilities and remediations, subject, however, to an indemnity obligation by NCR Atleos to contribute 50% of the costs of certain environmental liabilities after an annual $15 million funding threshold is met. Other than the Kalamazoo River and Fox River matters discussed below, we currently do not anticipate material expenses and liabilities from these environmental matters.

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

The cost of the Fox River remediation has been shared with three parties (a previous party, API, fully satisfied its obligations in 2016 and is now bankrupt): B.A.T. Industries p.l.c. (“BAT”) as co-obligor, and AT&T Corp. (“AT&T”) and Nokia (as the successor to Lucent Technologies and Alcatel-Lucent USA) as indemnitors. Under a 1998 Cost Sharing Agreement and subsequent 2005 arbitration award (collectively, the “Cost Sharing Agreement”), from 2008 through 2014, BAT paid 60% of the cost of the Fox River clean-up and natural resource damages. Pursuant to a September 30, 2014 funding agreement (the “Funding Agreement”), BAT funded 50% of the Company’s Fox River remediation costs from October 1, 2014 forward. The

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Funding Agreement also provides the Company contractual avenues for a future payment of, via direct and third-party sources, (1) the difference between BAT’s 60% obligation under the Cost Sharing Agreement on the one hand and their ongoing (since September 2014) 50% payments under the Funding Agreement on the other, and (2) the difference between the amount the Company received under the Funding Agreement and the amount owed to it under the Cost Sharing Agreement for the period from April 2012 through September 2014 (collectively, the “Funding Agreement Receivable”). Pursuant to a 2015 Letter Agreement, the Company’s contractual avenue for direct payment by BAT was effectively stayed pending completion of other unrelated lawsuits by BAT against third-parties. As of March 31, 2026 and December 31, 2025, the Funding Agreement Receivable was approximately $54 million and was included in Other assets in the Consolidated Balance Sheets. The timing of collection of sums related to the receivable is uncertain and is subject and pursuant to the terms of the Funding Agreement and related agreements. This receivable is not taken into account in calculating the Company’s Fox River remaining reserve.

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

The final reconciliation of the Funding Agreement Receivable and the Divestiture Agreement Offsets could result in additional expenditures and liabilities for the Company that could be material. As of March 31, 2026, we have no remaining liability for environmental remedial obligations for the Fox River matter. As of March 31, 2026 and December 31, 2025, the liability subject to final reconciliation with indemnitors under the Divestiture Agreement was approximately $23 million.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
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

The Company believes it has meritorious claims against BAT under the Cost Sharing Agreement, discussed above, for the Kalamazoo River remediation expenses as a so-called “future site.” To date, BAT disputes that the Kalamazoo River is a “future site.” In February 2023, the Company filed an action against BAT in the Southern District of New York seeking a declaration that the Kalamazoo River is indeed a “future site” under the Cost Sharing Agreement. In June 2023, BAT filed an answer asserting counterclaims in the proceedings. On September 14, 2024, the Court entered an opinion stating that the Kalamazoo River is a “future site” within the meaning of the Cost Sharing Agreement. The case remains pending with respect to BAT’s remaining counterclaims and affirmative defenses. In December 2022, the contractual threshold set forth in the 1996 Divestiture Agreement for the Kalamazoo River matter was met and as a result the Company also has indemnity or reimbursement claims against AT&T and Nokia. AT&T and Nokia are currently disputing the calculation of that threshold (not the indemnity obligation), and AT&T has withheld certain of its indemnification payments in connection with the dispute. In February 2026, the Company filed an action for preliminary injunction against AT&T in the Southern District of New York seeking an order to compel AT&T’s compliance with the payment obligations under the 1996 Divestiture Agreement. That lawsuit remains pending. Separately, the Company commenced a parallel arbitration against AT&T for the recovery of amounts owed.

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

As of March 31, 2026 and December 31, 2025, the total reserve for the Kalamazoo River was $110 million and $111 million, respectively. The reserve is reported on a basis that is net of expected contributions from the Company’s co-obligors and indemnitors, subject to when the applicable threshold is reached. While the Company believes its co-obligors’ and indemnitors’ obligations are as previously reported, the reserve may be adjusted from time to time to reflect changes in our estimates of remediation costs and recoverability from co-obligors and indemnitors with respect to the Kalamazoo River.

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

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Environmental-Related Insurance Recoveries In connection with the Fox River, Kalamazoo River and other environmental sites, through March 31, 2026, the Company has received a combined gross total of approximately $212 million in settlements reached with various of its insurance carriers. Some of the settlements cover not only the Fox River but also other environmental sites; some are limited to either the Fox River or the Kalamazoo River site. Some of the settlements are directed to defense costs and some are directed to indemnity; some settlements cover both defense costs and indemnity. The Company does not anticipate that further material insurance recoveries specific to Kalamazoo River remediation costs will be available in the future.

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

Guarantees and Product Warranties In the ordinary course of business, the Company may issue performance guarantees on behalf of its subsidiaries to certain of its customers and other parties. Some of those guarantees may be backed by standby letters of credit, surety bonds, or similar instruments. In general, under the guarantees, the Company would be obligated to perform, or cause performance, over the term of the underlying contract in the event of an unexcused, uncured breach by its subsidiary, or some other specified triggering event, in each case as defined by the applicable guarantee. The Company believes the likelihood of having to perform under any such guarantee is remote. As of March 31, 2026 and December 31, 2025, the Company had no material obligations related to such guarantees, and therefore its Condensed Consolidated Financial Statements do not have any associated liability balance.

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

10. SERIES A CONVERTIBLE PREFERRED STOCK

Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. If the Company does not declare and pay a dividend, the dividend rate will increase to 8.0% per annum until all accrued but unpaid dividends have been paid in full. During the three months ended March 31, 2026 and 2025, the Company paid cash dividends of $3 million and $4 million, respectively.

Prior to the close of business on October 17, 2023, the Series A Convertible Preferred Stock was convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As a result of the Spin-Off, the conversion rate of the Series A Convertible Preferred Stock was adjusted pursuant to its terms to 57.5601 shares of common stock per share of Series A Convertible Preferred Stock. As of March 31, 2026 and December 31, 2025, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of Series A Convertible Preferred Stock was 11.9 million shares.

11. EARNINGS PER SHARE

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

The holders of Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not have non-forfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A Convertible Preferred Stock, unvested restricted stock units and stock options do not qualify as participating securities. See Note 7, “Stock Compensation Plans”, for share information on the Company’s stock compensation plans.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
The components of basic and diluted earnings (loss) per share are as follows:

In millions, except per share amounts	Three months ended March 31
	2026	2025
Numerator:
Income (loss) from continuing operations	$(2)	$(21)
Series A convertible preferred stock dividends	(3)	(4)
Income (loss) from continuing operations attributable to NCR Voyix common stockholders	(5)	(25)
Income (loss) from discontinued operations, net of tax attributable to NCR Voyix common stockholders	(3)	4
Net income (loss) attributable to NCR Voyix common stockholders	$(8)	$(21)

Denominator:
Basic and diluted weighted average number of shares outstanding	139.0	139.9

Basic and diluted earnings (loss) per share:
From continuing operations	$(0.04)	$(0.18)
From discontinued operations	(0.02)	0.03
Total basic and diluted earnings per share	$(0.06)	$(0.15)

For the three months ended March 31, 2026, due to the net loss from continuing operations attributable to NCR Voyix common stockholders, potential common shares that would have caused dilution, such as the Series A Convertible Preferred Stock, restricted stock units and stock options, have been excluded from the diluted share count because their effect would have been anti-dilutive. The weighted average outstanding shares of common stock were not adjusted by 11.9 million for the as-if converted Series A Preferred Stock because their effect would have been anti-dilutive. Additionally, weighted average restricted stock units and stock options of 8.0 million were excluded from the diluted share count because their effect would have been anti-dilutive.

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

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets:

	Fair Values of Derivative Instruments
	March 31, 2026
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$—	Other current liabilities		$(2)
Total foreign exchange contracts		$32	$—		$311	$(2)
Total derivatives not designated as hedging instruments			$—			$(2)

	Fair Values of Derivative Instruments
	December 31, 2025
In millions	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid and other current assets		$—	Other current liabilities		$—
Total foreign exchange contracts		$91	$—		$135	$—
Total derivatives not designated as hedging instruments			$—			$—

The effects of derivative instruments on the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025 were as follows:

		Amount of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations
In millions		Three months ended March 31
Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Condensed Consolidated Statement of Operations	2026	2025
Foreign exchange contracts	Other income (expense), net	$(8)	$(1)

Concentration of Credit Risk
The Company is potentially subject to concentrations of credit risk on accounts receivable and financial instruments such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the Condensed Consolidated Balance Sheets. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions and monitoring procedures. The Company’s business often involves large transactions with customers, and if one or more of those customers were to default on its obligations under applicable contractual arrangements, the Company could be exposed to potentially significant losses. However, management believes that the reserves for potential losses are adequate. As of March 31, 2026 and December 31, 2025, we did not have any major concentration of credit risk related to financial instruments.

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
13. FAIR VALUE OF ASSETS AND LIABILITIES
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities recorded at fair value on a recurring basis as of March 31, 2026 are set forth in the table as follows. Assets and liabilities recorded at fair value on a recurring basis as of December 31, 2025 were zero.

	March 31, 2026
In millions	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign exchange contracts(1)	$2	$—	$2	$—
Total	$2	$—	$2	$—

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs to evaluate the likelihood of both our own default and counterparty default. As of March 31, 2026, we determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives and therefore, the valuations are classified in Level 2 of the fair value hierarchy.

Assets Measured at Fair Value on a Non-recurring Basis

From time to time, certain assets are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The Company reviews the carrying values of investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary declines. There were no material impairment charges or non-recurring fair value adjustments recorded during the three months ended March 31, 2026 and 2025.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by Component

In millions	Currency Translation Adjustments	Changes in Employee Benefit Plans	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance as of December 31, 2025	$(445)	$6	$—	$(439)
Other comprehensive income (loss) before reclassifications	(9)		—	(9)
Amounts reclassified from AOCI	—	—	—	—
Net current period other comprehensive (loss) income	$(9)	$—	$—	$(9)
Balance as of March 31, 2026	$(454)	$6	$—	$(448)

NCR Voyix Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)
Reclassifications Out of AOCI

There were no reclassifications out of AOCI during the three months ended March 31, 2026 or 2025.

15. SUPPLEMENTAL FINANCIAL INFORMATION
The components of accounts receivable are summarized as follows:

In millions	March 31, 2026	December 31, 2025
Accounts receivable
Trade	$426	$447
Other	50	44
Accounts receivable, gross	476	491
Less: allowance for credit losses	(19)	(21)
Total accounts receivable, net	$457	$470
Our allowance for credit losses as of March 31, 2026 and December 31, 2025 was $19 million and $21 million, respectively. We continue to evaluate our reserves in light of the age and quality of our outstanding accounts receivable as well as risks to specific industries or countries and adjust the reserves accordingly. The impact to our allowance for credit losses was zero and expense of $1 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The Company recorded write-offs against the reserve of $2 million and $1 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
The components of inventory are summarized as follows:

In millions	March 31, 2026	December 31, 2025
Inventories
Work in process and raw materials	$4	$4
Finished goods	28	83
Service parts	127	130
Total inventories	$159	$217

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1. Financial Statements of this Quarterly Report and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

Our discussion within MD&A is organized as follows:

•Overview. This section contains background information on our company, summary of significant themes and events during the quarter as well as strategic initiatives and trends in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•Results of operations. This section contains an analysis of our results of operations presented in the accompanying condensed consolidated statements of income by comparing the results for the three months ended March 31, 2026 to the results for the three months ended March 31, 2025.

•Liquidity and capital resources. This section provides an analysis of our cash flows and a discussion of our contractual obligations at March 31, 2026.

OVERVIEW

EXECUTIVE OVERVIEW

NCR Voyix is a global platform-powered leader in unified commerce for shopping and dining, empowering our customers to deliver quality experiences to consumers through our cloud-based platform, microservices-based applications and comprehensive service offerings.

Completion of NCR Atleos Spin-Off Transaction

On October 16, 2023, the Company completed the spin-off (“Spin-Off”) of its ATM-focused businesses, including our self-service banking, payments & network, and telecommunications and technology businesses, into an independent, publicly traded company, NCR Atleos. Accordingly, the historical financial results of NCR Atleos are reflected as discontinued operations in the Company’s consolidated financial statements. Refer to Note 2, “Discontinued Operations”, in the Notes to Consolidated Financial Statements in Item 1 of this Report, for additional information.

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

Transition of Hardware Business to ODM Model

On August 6, 2024, the Company announced its entry into a commercial agreement with Ennoconn Corporation (“Ennoconn”) to transition its self-checkout and point-of-sale hardware businesses to an outsourced design and manufacturing model, including the sale of certain assets relating to these businesses (the “Hardware Business Transition”). Under the terms of the agreement, Ennoconn designs, manufactures, warrants, supplies, and ships self-checkout and point-of sale hardware directly to the Company’s customers and the Company sells hardware to its customers as a sales agent for Ennoconn and continues to provide its point-of sale and self-checkout software as well as key support and maintenance services. During the three months ended March 31, 2026, the Company sold inventory to Ennoconn as part of the Hardware Business Transition, and beginning on April 1, 2026, the Company began recording commission revenue from point-of-sale and self-checkout hardware sales as an agent for Ennoconn on a net basis, excluding the costs paid to Ennoconn.

Our Segments

Following the Spin-Off and Digital Banking Sale, we now manage and operate in two reportable segments: Retail and Restaurants.

•Retail - Our Retail segment primarily serves enterprise and mid-market retailers in the convenience, fuel & retail; grocery, drug & mass merchandise; and department & specialty retail industries. Our retail solutions provide end-to-end connectivity to a customer’s operations, including, but not limited to the following operational activities, point-of-sale (“POS”), inventory management, fraud and loss prevention, loyalty and consumer engagement. Additionally, these solutions include open application program interface (“API”) connectivity to retail software platforms and applications, hardware terminals, self-service kiosks, including self-checkout (“SCO”), payment processing and merchant acquiring solutions and barcode scanners.

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

Corporate and Other includes income and expenses related to corporate functions that are not specifically attributable to any of our two individual reportable segments, along with certain non-strategic businesses that are considered immaterial operating segment(s), as well as commercial agreements with NCR Atleos in the prior year.

FINANCIAL HIGHLIGHTS

The following were highlights for the first quarter of 2026:
•Revenue of $606 million, down 1% compared to the prior year period
◦Recurring revenue increased 4% as compared to the prior year period and comprised 69% of total consolidated revenue
◦Software and services revenue decreased 1% compared to the prior year period and comprised 78% of total consolidated revenue
•Adjusted EBITDA of $78 million, up 5% compared to the prior year period

STRATEGIC INITIATIVES AND TRENDS

Our strategy is to advance our position as the platform-powered leader in unified commerce for shopping and dining at a time when consumer expectations for seamless, personalized and frictionless experiences continue to rise across both retail and restaurant environments. Today’s consumers expect to shop, order, pay and receive service effortlessly, whether online, in store, curbside or through mobile channels. They increasingly favor brands that deliver speed, consistency and convenience at every interaction. These heightened expectations have placed pressure on retailers and restaurants to modernize their operations and adopt technologies that can support real-time engagement and continuous innovation across digital and physical touchpoints. Guided by our mission to make the consumer experience seamless, we focus on delivering integrated, scalable solutions that enable restaurants and retailers to differentiate their brands and operate more efficiently in a rapidly evolving commerce landscape. By combining hardware, software, services and payments into a unified suite of offerings, we can deliver to customers an end-to-end value proposition that we believe is difficult to match. As the adoption of our platform and solutions accelerates, we expect to strengthen customer relationships, enhance recurring revenue streams and broaden monetization opportunities across our Voyix Commerce Platform. To achieve our goals, we are focused on: (i) delivering a modern suite of Software-as-a-Service (“SaaS”) solutions, (ii) expanding adoption of our integrated payment solutions, (iii) scaling our differentiated services offerings and (iv) investing in innovation to further expand our platform capabilities.

Macroeconomic Trends

Global Trade, Macroeconomic Environment

The U.S. and other global markets currently are experiencing increased volatility due to the effects of, among other things, recent changes in imposed or threatened tariffs and other trade policy changes by the U.S. and other countries, escalating geopolitical and civil conflicts, including, but not limited to, Eastern Europe and the Middle East, inflationary pressures, such as increasing prices for goods and services, changing fiscal and/or monetary policies in the U.S. and elsewhere, and fluctuating currency exchange rates, elevated unemployment rates, global shortages of microchips and other technology components, primarily driven by the adoption of artificial intelligence technologies, and, in some locations around the world, decreased economic conditions that indicate the potential for near-term recessions or slowdowns.

Given our geographic presence and the multinational composition of our customer base, our business and financial performance could be impacted by the evolving global economic landscape. We are subject to a variety of risks posed by the current macroeconomic environment, and we are continuously monitoring the direct and indirect impacts of these circumstances. U.S. foreign trade policy continues to evolve under the current presidential administration, including the announcement of a number of new tariffs in the wake of the U.S. Supreme Court’s February 2026 decision to uphold a ruling that invalidated certain tariffs previously imposed. It is currently unknown if these tariffs will remain in place, be expanded or be removed, and we do not know whether foreign countries will adopt retaliatory trade policies in response to these new tariffs. As a result of these developments, we do not know the full extent of the impact of the recently invalidated tariffs or of the new tariffs recently imposed, and there is much uncertainty surrounding the long-term effects that they will have on economic conditions within the U.S. and elsewhere.

As a result of these uncertainties, we may be impacted in the future within the markets in which we operate. However, we have taken steps to mitigate part of the impact of these tariffs and are currently analyzing opportunities to further address the impact of these tariffs. Economic pressures on retail and restaurant businesses and on consumers could negatively affect our revenue and profitability in future periods. The current trade policy environment is expected to continue to evolve, but we cannot forecast the impact that these or other changes will have on our business and financial performance.

As we continue to execute on our strategy to shift to recurring revenue, our revenues and earnings will become more predictable; however, the broader implications of these macroeconomic events on our business, results of operations and overall financial position, particularly in the short term, remain uncertain.

For further discussion of trends, uncertainties and other factors that could affect our operating results, refer to Part I, Item 1A, “Risk Factors”, contained in our 2025 Form 10-K and subsequent filings we make with the SEC.

Cyber Ransomware Incident

As previously disclosed, in April 2023 we determined that a single data center outage impacting certain of our commerce customers was caused by a cyber ransomware incident. Following investigation, we concluded that this incident impacted operations for some customers only with respect to specific Aloha cloud-based services and Counterpoint. Functionality was fully restored to all impacted customers, and we built a new cloud environment to host the affect applications. As of March 31, 2026, the Company has incurred a cumulative $47 million of expenses related to the cyber ransomware incident and has recovered $37 million under our insurance policies.

ACH Disbursements

In February 2024, we identified fraudulent automated clearing house “ACH” disbursements from a Company bank account. As of March 31, 2026, the cumulative amount of these disbursements total $34 million, and we have recovered approximately $16 million of fraudulent disbursements from the Company’s banks. We are pursuing insurance recoveries in connection with this matter; however, there can be no assurance that we will be successful in recovering additional amounts of the unauthorized ACH disbursements from our insurance providers.

Results from Operations

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Consolidated Results

The following tables show our results for the three months ended March 31, 2026 and 2025, respectively, the relative percentage that those amounts represent to revenue, and the change in those amounts year-over-year.

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2026	2025	2026	2025	2026 vs 2025
Product revenue	$149	$152	24.6%	24.8%	(2)%
Service revenue	457	460	75.4%	75.2%	(1)%
Total revenue	606	612	100.0%	100.0%	(1)%
Product gross margin	7	7	4.7%	4.6%	—%
Service gross margin	123	127	26.9%	27.6%	(3)%
Total gross margin	130	134	21.5%	21.9%	(3)%
Selling, general and administrative expenses	110	115	18.2%	18.8%	(4)%
Research and development expenses	39	40	6.4%	6.5%	(3)%
Total operating expenses	149	155	24.6%	25.3%	(4)%
Income (loss) from operations	$(19)	$(21)	(3.1)%	(3.4)%	(10)%

Key Strategic Financial Metrics

The following tables show our key strategic financial metrics for the three months ended March 31, 2026 and 2025, respectively, the relative percentage that those amounts represent to total revenue, and the change in those amounts year-over-year.

Recurring revenue as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
	2026	2025	2026	2025	2026 vs 2025
Recurring revenue(1)	$419	$404	69.1%	66.0%	4%
All other products and services	187	208	30.9%	34.0%	(10)%
Total Revenue	$606	$612	100.0%	100.0%	(1)%

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

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2026	2025	2026	2025	2026 vs 2025
Software and services revenue	$472	$475	77.9%	77.6%	(1)%
Hardware revenue	134	137	22.1%	22.4%	(2)%
Total Revenue	$606	$612	100.0%	100.0%	(1)%

Net income (loss) from continuing operations attributable to NCR Voyix and Adjusted EBITDA(2) as a percentage of total revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2026	2025	2026	2025	2026 vs 2025
Net income (loss) from continuing operations attributable to NCR Voyix	$(2)	$(21)	(0.3)%	(3.4)%	n/m
Adjusted EBITDA	$78	$74	12.9%	12.1%	5%

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

	Three months ended March 31
In millions	2026	2025
Net income (loss) from continuing operations attributable to NCR Voyix (GAAP)	$(2)	$(21)
Depreciation and amortization (excluding acquisition related amortization of intangibles)	46	50
Acquisition-related amortization of intangibles	7	6
Interest expense	15	15
Interest income	—	(6)
Income tax expense (benefit)	(39)	(7)
Stock-based compensation expense	8	9
Transformation and restructuring costs(1)	23	21
Strategic initiatives(2)	18	7
Litigation costs(3)	2	—
Adjusted EBITDA (non-GAAP)	$78	$74
(1)Represents integration, severance, and other exit and disposal costs which are considered non-operational in nature.
(2)Represents professional fees related to strategic initiatives which are considered non-operational in nature, as well as certain costs incurred related to the Hardware Business Transition.
(3)Represents costs related to certain litigation matters, reflecting the costs of the indemnity and associated legal fees, net of expected indemnity recoveries from NCR Atleos, as discussed in Note 9, “Commitments and Contingencies”.

Adjusted free cash flow-unrestricted NCR Voyix management uses the non-GAAP measure called “adjusted free cash flow-unrestricted” to assess the financial performance of the Company. We define adjusted free cash flow-unrestricted as net cash provided by (used in) operating activities less capital expenditures for property, plant and equipment and capitalized software, plus/minus collections of previously sold trade receivables purchased from third parties, restricted cash settlement activity, cash activity related to environmental discontinued operations, collections on non-operating receivables related to inventory sold for the Hardware Business Transition, plus acquisition-related items, and pension contributions and settlements.

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

Refer to the section titled “Financial Condition, Liquidity and Capital Resources” in Item 2 of this Form 10-Q for additional information.

Revenue

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2026	2025	2026	2025	2026 vs 2025
Product revenue	$149	$152	24.6%	24.8%	(2)%
Service revenue	457	460	75.4%	75.2%	(1)%
Total revenue	$606	$612	100.0%	100.0%	(1)%

Product revenue includes our hardware and software license revenue streams. Service revenue includes SaaS solutions, software maintenance, professional services, installation services, payment processing and hardware maintenance.

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Total revenue decreased 1% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Product revenue for the three months ended March 31, 2026 decreased 2% compared to the three months ended March 31, 2025 due to a decline in SCO and POS hardware revenues. Service revenue for the three months ended March 31, 2026 decreased 1% compared to the three months ended March 31, 2025 mainly due to decreases in non-recurring installation services, SaaS solutions and professional services revenues, offset by increases in hardware maintenance, payments processing and software maintenance revenues. Recurring revenue increased 4% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily driven by payments processing and hardware maintenance revenues.

Gross Margin

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2026	2025	2026	2025	2026 v 2025
Product gross margin	$7	$7	4.7%	4.3%	—%
Service gross margin	123	127	26.9%	27.9%	(3)%
Total gross margin	$130	$134	21.5%	21.5%	(3)%
(1) The percentage of revenue is calculated for each line item divided by the related component of revenue.

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Gross margin as a percentage of revenue in the three months ended March 31, 2026 was 21.5% compared to 21.5% in the three months ended March 31, 2025. Product gross margin was flat in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Product gross margin for the three months ended March 31, 2026 had decreases in hardware gross margin, offset by improvements in software license gross margin compared to the three months ended March 31, 2025.

Included in product gross margin were strategic initiative costs of $6 million for the three months ended March 31, 2026 compared to $1 million in the three months ended March 31, 2025. These one-time strategic initiative costs in 2026 relate to costs incurred for the Hardware Business Transition. Service gross margin decreased due to declines in installation services and SaaS solutions gross margins, offset by an increase in professional services, payments processing, hardware maintenance and software maintenance gross margins in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Selling, General and Administrative Expenses

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2026	2025	2026	2025	2026 v 2025
Selling, general and administrative expenses	$110	$115	18.2%	18.8%	(4)%

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Selling, general, and administrative expenses were $110 million in the three months ended March 31, 2026, compared to $115 million in the three months ended March 31, 2025. As a percentage of revenue, selling, general and administrative expenses were 18.2% and 18.8% in the three months ended March 31, 2026 and 2025, respectively. The decrease in selling, general and administrative expenses for the three months ended March 31, 2026 compared to the prior year is due to the cost reduction initiatives implemented during the period.

Research and Development Expenses

	Three months ended March 31		Percentage of Total Revenue		Increase (Decrease)
In millions	2026	2025	2026	2025	2026 v 2025
Research and development expenses	$39	$40	6.4%	6.5%	(3)%

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Research and development expenses were $39 million in the three months ended March 31, 2026, compared to $40 million in the three months ended March 31, 2025. As a percentage of revenue, research and development costs were 6.4% and 6.5% in the three months ended March 31, 2026 and 2025, respectively. Research and development expenses in the three months ended March 31, 2026 have decreased compared to the prior year period due to cost reduction initiatives implemented during the period, including the use of artificial intelligence as a software development tool.

Interest Expense

	Three months ended March 31		Increase (Decrease)
In millions	2026	2025	2026 v 2025
Interest expense	$15	$15	—%

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Interest expense was $15 million for both the three months ended March 31, 2026 and 2025. Interest expense is primarily related to our senior unsecured notes and borrowings under the Senior Secured Credit Facility.

Other Income (Expense), net

Other income (expense), net was expense of $7 million and income of $8 million for the three months ended March 31, 2026 and 2025, respectively, with the components reflected in the following table:

	Three months ended March 31
In millions	2026	2025
Interest income	$—	$6
Foreign currency fluctuations and foreign exchange contracts	—	—
Bank-related fees	(1)	(1)
Employee benefit plans	(1)	(1)
Other, net	(5)	4
Other income (expense), net	$(7)	$8

Included in Other, net for the three months ended March 31, 2026 are strategic initiative costs of $12 million related to the Hardware Business Transition.

Income Taxes

	Three months ended March 31
In millions	2026	2025
Income tax expense (benefit)	$(39)	$(7)

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Income tax provisions for interim (quarterly) periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items. Income tax benefit from continuing operations was $39 million for the three months ended March 31, 2026, compared to income tax benefit of $7 million for the three months ended March 31, 2025. The increase in the income tax benefit was primarily driven by changes to the estimated full-year valuation allowance and withholding taxes, changes in the geographic earnings mix, and a higher loss from continuing operations before taxes for the three months ended March 31, 2026, compared to the prior year.

Income (Loss) from Discontinued Operations

	Three months ended March 31
In millions	2026	2025
Income (loss) from discontinued operations, net of tax	$(3)	$4

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

The Company recognized a loss from discontinued operations, net of tax, for the three months ended March 31, 2026 of which $2 million of loss from discontinued operations related to the sale of the Japan Bank Technology Solutions business and $1 million of loss from discontinued operations related to the Company’s environmental remediation matters.

The Company recognized income from discontinued operations, net of tax, of $4 million for the three months ended March 31, 2025, of which $1 million of income related to the sale of the Japan Bank Technology Solutions business and $3 million of income from discontinued operations related to the Company’s environmental remediation matters.

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

	Three months ended March 31		Percentage of Revenue (1)		Increase (Decrease)
In millions	2026	2025	2026	2025	2026 v 2025
Revenue
Retail	$427	$420	70.5%	68.6%	2%
Restaurants	179	191	29.5%	31.2%	(6)%
Total segment revenue	$606	$611	100.0%	99.8%	(1)%
Other	—	1	—%	0.2%	(100)%
Total revenue	$606	$612	100.0%	100.0%	(1)%
Adjusted EBITDA by Segment
Retail	$78	$65	18.3%	15.5%	20%
Restaurants	$54	$59	30.2%	30.9%	(8)%
(1) The percentage of revenue is calculated for each line item divided by total revenue, except for Adjusted EBITDA, which are divided by the related component of revenue.

Segment Revenue

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Retail revenue increased 2% for the three months ended March 31, 2026 compared to the prior year period. The increase in revenue is mainly related to an increase in payment processing, software license, software maintenance, hardware maintenance and hardware revenues, partially offset by a decrease in installation and professional services revenues for non-recurring revenue recognized in the prior year period. Retail recurring revenue grew by 5% when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025.

Restaurants revenue decreased 6% for the three months ended March 31, 2026 compared to the prior year period. The decrease in revenue is due to a decrease in SaaS solutions, installation services, hardware and software license revenues due to non-recurring revenue recognized in the prior year period. These decreases in revenue were partially offset by an increase in hardware maintenance in the current year period. Restaurants recurring revenue grew by 1% when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025.

Segment Adjusted EBITDA

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025

Retail Adjusted EBITDA increased 20% for the three months ended March 31, 2026 compared to the prior year period, mainly due to a favorable software revenue mix, and the Company’s cost reduction initiatives implemented during the year.

Restaurants Adjusted EBITDA decreased 8% for the three months ended March 31, 2026 compared to the prior year period, due to the decrease in revenue, as discussed above.

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

As of March 31, 2026, our cash and cash equivalents totaled $232 million and our total debt was $1.1 billion. Our borrowing capacity under our senior secured credit facilities was $475 million as of March 31, 2026. Our ability to generate positive cash flows from operations is dependent on general economic conditions, and the competitive environment in our industry, and is subject to business and other risk factors, including as detailed in our filings with the SEC. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

The following table summarizes our cash flows from operating activities, investing activities and financing activities for both of the three months ended March 31, 2026 and 2025. The Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

	Three months ended March 31
In millions	2026	2025
Net cash provided by (used in) operating activities	$42	$(42)
Net cash provided by (used in) investing activities	(21)	(35)
Net cash provided by (used in) financing activities	(18)	(74)

Operating Activities Cash provided by operating activities was $42 million in the three months ended March 31, 2026, compared to cash used in operating activities of $42 million in the three months ended March 31, 2025. The increase in cash provided by operating activities was driven by movement in the net working capital accounts.

Capital Expenditures and Other Investing Activities Our principal capital expenditures are for software (purchased and internally developed) and additions to property and equipment. We invested approximately $36 million and $39 million in capital expenditures during the three months ended March 31, 2026 and 2025, respectively. We expect to continue investing in property and equipment, purchased software and internally developed software to support our business. Additionally, $17 million of cash was collected on the non-operating receivables with Ennoconn from the Hardware Business Transition during the three months ended March 31, 2026.

Financing Activities Cash used in financing activities was $18 million in the three months ended March 31, 2026, compared to cash used in financing activities of $74 million in the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company repurchased $9 million under our share repurchase program, compared to $62 million in the three months ended March 31, 2025. Additional financing activities included dividends paid on the Series A preferred stock, proceeds from employee stock plans as well as payments made for share repurchases and tax withholding payments on behalf of employees for stock based awards that vested. Financing activities also includes borrowings and repayments under our senior secured credit facilities as well as our unsecured senior notes.

Net cash provided by or used in operating activities of discontinued operations related to the Japan bank technology solutions business was $1 million of cash used in operating activities and $2 million of cash provided by operating activities for the three months ended March 31, 2026 and 2025, respectively. Net cash provided by or used in operating activities of discontinued operations related to environmental obligations was cash used in operating activities of $6 million and $7 million for the three months ended March 31, 2026 and 2025, respectively.

Adjusted free cash flow NCR Voyix management uses a non-GAAP measure called “adjusted free cash flow-unrestricted” to assess the financial performance of the Company. We define adjusted free cash flow-unrestricted within the section titled “Non-GAAP Financial Measures and Use of Certain Terms” in Item 2 of this Form 10-Q. The table below reconciles net cash provided by operating activities to NCR Voyix’s non-GAAP measure of adjusted free cash flow-unrestricted for the three months ended March 31, 2026:

In millions	Three months ended March 31, 2026
Net cash provided by (used in) operating activities (GAAP)	$42
Capital expenditures	(36)
Restricted cash settlement activity	(3)
Pension contributions	3
Collections on purchased trade receivables	1
Cash activity related to environmental discontinued operations	6
Collections on non-operating receivables	$17
Adjusted free cash flow-unrestricted (non-GAAP)	$30

Long Term Borrowings The senior secured credit facilities include a term loan facility in an initial aggregate principal amount of $200 million, of which the Company repaid in full as of March 31, 2026. Additionally, the senior secured credit facilities include a five-year revolving credit facility with an aggregate principal amount of $500 million, of which zero was outstanding as of March 31, 2026. The revolving credit facility also contains a sub-facility to be used for letters of credit, and as of March 31, 2026, there were $25 million letters of credit outstanding.

As of March 31, 2026, we had outstanding $650 million aggregate principal balance of 5.000% senior unsecured notes due in 2028, $403 million in aggregate principal balance of 5.125% senior unsecured notes due in 2029 and $52 million in aggregate principal balance of 5.250% senior unsecured notes due in 2030.

Refer to Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements, for additional information regarding debt transactions.

Employee Benefit Plans In 2026, we expect to make contributions of $12 million to our international pension plans and $21 million to our postemployment plan. For additional information, refer to Note 8, “Employee Benefit Plans”, of the Notes to Condensed Consolidated Financial Statements.

Series A Convertible Preferred Stock As of March 31, 2026, the redemption value of the Series A Preferred Stock was approximately $207 million. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 5.5% per annum, payable quarterly in arrears. Beginning in the first quarter of 2020, dividends are payable in cash or in-kind at the option of the Company. During the three months ended March 31, 2026 and 2025, the Company paid cash dividends of $3 million and $4 million, respectively.

Prior to the close of business on October 17, 2023, the Series A Convertible Preferred Stock was convertible at the option of the holders at any time into shares of common stock at a conversion price of $30.00 per share, or a conversion rate of 33.333 shares of common stock per share of Series A Convertible Preferred Stock. As a result of the Spin-Off, the conversion rate of the Series A Convertible Preferred Stock was adjusted pursuant to its terms to 57.5601 shares of common stock per share of Series A Convertible Preferred Stock. As of March 31, 2026, the maximum number of common shares that could be required to be issued upon conversion of the outstanding shares of the Series A Convertible Preferred Stock was 11.9 million shares, which would represent approximately 10% of our outstanding common stock as of March 31, 2026, including the preferred shares on an as-converted basis.

Cash and Cash Equivalents Held by Foreign Subsidiaries Cash and cash equivalents held by the Company’s foreign subsidiaries at March 31, 2026 and December 31, 2025 were $116 million and $120 million, respectively. Under current tax laws and regulations, if cash and cash equivalents and short-term investments held outside the U.S. are distributed to the U.S. in the form of dividends or otherwise, we may be subject to additional U.S. income taxes and foreign withholding taxes, which could be significant.

Summary As of March 31, 2026, our cash and cash equivalents totaled $232 million and our total debt was $1.1 billion, excluding deferred fees. As of March 31, 2026, our borrowing capacity under the revolving credit facility was approximately

$475 million. Our ability to generate positive cash flows from operations is dependent on general economic conditions, the competitive environment in our industry, and is subject to the business and other risk factors described in Item 1A of Part I of the Company’s 2025 Annual Report on Form 10-K and Item 1A of Part II of this Quarterly Report on Form 10-Q (as applicable). If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

We believe that we have sufficient liquidity based on our current cash position and existing financing to meet our expected pension, postemployment, and postretirement plan contributions, remediation payments related to environmental matters, debt servicing obligations, payments related to separation, transformation and restructuring initiatives, and in the long-term (i.e., beyond March 31, 2027) to meet our material cash requirements.

Material Cash Requirements from Contractual and Other Obligations

There have been no significant changes in our contractual and other commercial obligations as described in our Form 10-K for the year ended December 31, 2025.
Critical Accounting Policies and Estimates
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require highly subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates pertain to revenue recognition, inventory valuation, goodwill and intangible assets, pension, postretirement and postemployment benefits, environmental and legal contingencies, and income taxes, which are described in Item 7 of our 2025 Form 10-K.
New Accounting Pronouncements
See discussion in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”, of the Notes to Condensed Consolidated Financial Statements for new accounting pronouncements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may appear throughout this Quarterly Report and can generally be identified by words such as “expect,” “target,” “anticipates,” “outlook,” “guidance,” “intend,” “plan,” “believe,” “will,” “should,” “would,” “potential,” “forecast,” “proposed,” “planned,” “objective,” “estimate,” “expected,” “likely,” “could,” “may,” and similar expressions referencing future events, conditions or circumstances. We intend for these forward-looking statements to be covered by the safe harbor provisions contained in the Act that are applicable to forward-looking statements. Examples of forward-looking statements include, without limitation, the Company’s plans, strategies, projections, future financial or operational results, events, trends, and economic and other future conditions. Forward-looking statements in this Quarterly Report include, without limitation, statements regarding: the Company’s plans, strategies, projections, future financial or operational results, events, trends, and economic and other future conditions; the Company’s plans, strategies, or objectives for future operations and offerings, including the Company’s suite of microservices-based applications, and its Voyix Commerce Platform; the expected benefits resulting from the Hardware Business Transition; the estimated or anticipated future results and benefits of the Company’s plans and operations; the Company’s expectations of demand for its solutions and service offerings and the impact thereof on the Company’s financial results in 2026; and statements regarding the Company’s ability to deliver increased value to customers and stockholders. Forward-looking statements are based solely on management’s current beliefs, expectations and assumptions, whether express or implied, regarding the future, which may prove to be inaccurate. Actual results could differ materially from expectations expressed or implied by such forward-looking statements due to a number of factors, such as the risks and uncertainties, including, but not limited to, the following: our ability to successfully execute our growth strategy; our ability to successfully develop new solutions that achieve market acceptance and keep pace with technological developments; our ability to maintain a consistently high level of customer service; our ability to achieve some or all of the expected benefits of our cost reduction initiatives; the success of our strategic relationships with third parties and our ability to integrate with third-party applications and software; risks related to tariffs, sanctions and trade barriers, and the related impact on macroeconomic conditions; the availability or applicability of tariff and duty exemptions to our products; the failure of our past or future acquisitions, divestitures and other strategic transactions to produce the anticipated results; our ability to perform under our agreements with NCR Atleos; potential indemnification obligations to NCR Atleos or a refusal of NCR Atleos to indemnify us pursuant to agreements executed in the spin-off; our ability to protect our systems and data from cybersecurity threats or other technological risks; risks related to evolving global laws and regulations relating to data privacy, data protection and information security; our ability to protect our intellectual property; extensive competition in our markets; disruptions in our data center hosting and public cloud facilities; risks related to defects, errors, installation difficulties or development delays; the failure of our artificial intelligence capabilities to operate as anticipated; our ability to maintain and update our information technology systems; changes in U.S. or foreign trade policies and domestic and global economic and credit conditions; risks related to geopolitical or armed conflicts in a region where we operate; our ability to retain key employees, or to recruit, develop and retain qualified employees; the inability of third party suppliers to fulfill our needs; risks related to our level or indebtedness; our ability to continue to access or renew financing sources and obtain capital; our failure to maintain effective internal control over financial reporting; and other factors included in “Item 1A-Risk Factors” of our most recent Annual Report on Form 10-K and in other documents that we file with the U.S. Securities and Exchange Commission (“SEC”), which we advise you to review.

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

For purposes of analyzing potential risk, we use sensitivity analysis to quantify potential impacts that market rate changes may have on the fair values of our hedge portfolio. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the related gain or loss on the forecasted underlying transaction. A 10% appreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding decrease in the fair value of the hedge portfolio of less than $18 million as of March 31, 2026. A 10% depreciation in the value of the U.S. Dollar against foreign currencies from the prevailing market rates would have resulted in a corresponding increase in the fair value of the hedge portfolio of $20 million as of March 31, 2026. The Company expects that any increase or decrease in the fair value of the portfolio would be substantially offset by increases or decreases in the underlying exposures being hedged.

The U.S. Dollar was weaker in the first quarter of 2026 compared to the first quarter of 2025 based on comparable weighted averages for our functional currencies. This excludes the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating income.

Interest Rate Risk

Approximately 100% of our borrowings were on a fixed rate basis as of March 31, 2026 and we did not have any outstanding interest rate derivative contracts as of March 31, 2026. We are subject to interest rate risk related to variable-rate debt when we borrow from our Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, we had no borrowings under the facility.

Historically, we utilized interest rate swap contracts and interest rate cap agreements to add stability to interest expense and to manage exposure to interest rate movements as part of our interest rate risk management strategy. Payments and receipts related to interest rate cap agreements and interest rate swap contracts are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 12, “Derivatives and Hedging Instruments”, for further information.

Concentrations of Credit Risk

We are potentially subject to concentrations of credit risk on accounts receivable and financial instruments, such as hedging instruments and cash and cash equivalents. Credit risk includes the risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized on the balance sheet. Exposure to credit risk is managed through credit approvals, credit limits, selecting major international financial institutions as counterparties to hedging transactions, and monitoring procedures. Our business often involves large transactions with customers for which we do not require collateral. If one or more of those customers were to default in its obligations under applicable contractual arrangements, we could be exposed to potentially significant losses. Moreover, a prolonged downturn in the global economy could have an adverse impact on the ability of our customers to pay their obligations on a timely basis. We believe that the reserves for potential losses are adequate. As of March 31, 2026, we did not have any significant concentration of credit risk related to financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). The Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026. Based on this evaluation, the Company’s Chief Executive and Chief Financial Officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including the Company’s Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 9, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this quarterly report and is incorporated herein by reference.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under Part I, Item 1A. “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the 2025 Annual Report on Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2025, the Board approved an amended and restated share repurchase program (the “Repurchase Program”), with no expiration from the date of authorization, that provided for a total aggregate repurchase authority of $200 million, to repurchase shares of the Company’s common stock and Series A preferred stock. Taking into account prior repurchases under the Repurchase Program, on February 12, 2026, the Board amended the Repurchase Program to replenish and add an incremental $178 million of repurchase authority under the program, which brought the total remaining aggregate repurchase authority under the program at the time to $300 million. As of March 31, 2026, the Repurchase Program had an existing aggregate remaining repurchase authority of $291 million.

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

The Company’s 2017 Stock Incentive Plan allows shares to be surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted stock units. The following table sets forth information with respect to our repurchases of shares of common stock (including shares surrendered to satisfy tax withholding) during the three months ended March 31, 2026.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(2)
1/1/2026 - 1/31/2026	152,498	$10.20	—	$122
2/1/2026 - 2/28/2026	3,385	$7.64	—	$300
3/1/2026 - 3/31/2026	1,740,963	$6.98	1,337,956	$291

(1) For the three months ended March 31, 2026, approximately 558,890 shares were surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted stock units issued to employees under the 2017 Stock Incentive Plan. With respect to these surrendered shares, the price paid per share is based on the fair value at the time of surrender.
(2) Represents amounts available for repurchases under the Repurchase Program as of March 31, 2026.

The Company’s ability to repurchase its common stock and preferred stock is subject to (i) certain restrictions under the terms of the Company’s senior secured revolving credit facility and the indentures governing its senior unsecured notes and (ii) the discretion of the Company’s Board of Directors. These restrictions are described in greater detail in the Company’s senior secured credit facilities and the indentures governing its senior unsecured notes.

Item 5.    OTHER INFORMATION

During the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6.     EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from NCR Voyix Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025; (ii) our condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2026 and 2025; (iii) our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025; (iv) our condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025; (v) our condensed consolidated statements of changes in stockholder’s equity for the three months ended March 31, 2026 and 2025; and (vi) the notes to our condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
* Management contracts or compensatory plans/arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCR VOYIX CORPORATION

Date:	May 7, 2026	By:	/s/ James Wise
James Wise Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)